Form 10KSB
period 2001-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2002-03-27
CIK 1156041

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended December 31, 2001.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                              For the transition period from _______ to ________ Commission file number: ____________


                          HOUSTON AMERICAN ENERGY CORP.
                 (Name of small business issuer in its charter)


         Delaware                                         76-0675953
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


801 Travis Street, Suite 2020, Houston, Texas                77002
  (Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (713) 222-6966

Securities registered under
Section 12(b) of the Exchange Act:      None.

Securities registered under
Section 12(g) of the Exchange Act:      Common Stock, Par Value $0.001 Per Share
                                                      (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                                       -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Issuer's revenues for the fiscal year ended December 31, 2001 were $14,814.

     As of March 14, 2002, the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $3,130,848. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of March 22, 2002, the registrant had a total of 11,999,883 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes __ No X
                                                                          -
     Documents incorporated by reference: None.

Forward-Looking Information

         This annual report on Form 10-KSB of Houston American Energy Corp., a Delaware corporation (referred to herein as "Houston American" or the "Company"), for the year ended December 31, 2001, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where Houston American expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

         The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses and exposures related to its oil and gas properties in which other companies have control over the operations conducted on such properties; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on John F. Terwilliger, its sole director and executive officer, to continue funding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional necessary financing to obtain additional financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company's believes the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

                                TABLE OF CONTENTS

PART I..............................................................................4
   Item 1.  Description of Business.................................................4
   Item 2.  Description of Property.................................................9
   Item 3.  Legal Proceedings.......................................................9
   Item 4.  Submission of Matters to a Vote of Security Holders.....................9
PART II.............................................................................9
   Item 5.  Market for Common Equity and Related Stockholder Matters................9
   Item 6.  Management's Discussion and Analysis or Plan of Operation...............9
   Item 7.  Financial Statements...................................................10
   Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................10
PART III...........................................................................10
   Item  9.  Directors and Executive Officers......................................10
   Item 10.  Executive Compensation................................................11
   Item 11.  Security Ownership of Certain Beneficial Owners and Management........11
   Item 12.  Certain Relationships and Related Transactions........................11
   Item 13.  Exhibits and Reports on Form 8-K......................................12
SIGNATURES.........................................................................14

                                     PART I

Item 1.  Description of Business.

Current Strategy

         Houston American is an oil and gas exploration and production company. In addition to seeking out oil and gas property prospects using advanced seismic techniques, the Company utilizes the contacts of John F. Terwilliger, the Company's sole director and executive officer, to identify potential acquisition targets in the Onshore Texas Gulf Coast Region of the State of Texas, where Mr. Terwilliger has been involved in oil and gas exploration and production activities since 1983.

         In addition to its own drilling activities and acquisition strategy, the Company may also encourage others in the oil and gas industry to enter into partnerships or joint ventures with it for purposes of acquiring properties and conducting drilling and exploration activities.

Exploration and Development Activities

         The Company's exploration and development activities focus on the identification and drilling of new productive wells and the acquisition of existing producing wells from other producers.

Drilling Activities

         As of March 22, 2002, the Company has drilled three wells and completed two gross wells (0.45 net wells), including connecting the two wells to the pipeline system, on three of the Company's four leaseholds in Lavaca County, Texas. One of the two connected wells is producing a profitable amount of natural gas.

         The Company's goal in drilling its first two wells was to test the Frio and Miocene Formations at different depths above 3,500 feet. The Company considers its third well to be a dry hole and will plug and abandon the well in accordance with the requirements of the State of Texas.

         The Company expects to drill a 13,500 feet test well on its fourth leasehold within the next 12 months. The Company anticipates that it will own an approximate 20 percent working interest in that well, which will be drilled to test the Lower Wilcox Formation from depths of 11,500 feet to 13,500 feet.

         The following table summarizes the Company's development drilling activity for the period from its inception on April 2, 2001 through March 22, 2002. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells. All of the indicated wells are natural gas wells.

               Total                Productive                 Dry
               -----                ----------                 ---

        Drilled      Net       Drilled       Net       Drilled      Net
        -------      ---       -------       ---       -------      ---
           3        0.60          2          0.45         1         0.15

         A "gross well" is a well in which the Company owns a working interest. A "net well" is deemed to exist when the sum of the fractional working interests in gross wells equals one.

Marketing

         The Company markets substantially all of the oil and gas it produces to Kinder Morgan Pipeline, Inc. and Pinnacle Natural Gas Co, pursuant to gas purchase agreements the Company entered into with those companies with respect to the Kalmus No. 1 well and the Carl Klimitchek No. 2 well, respectively. Each of the gas purchase agreements were originally entered into by Moose Operating Co., Inc. and the Company obtained the rights to such agreements following the Company's purchase of the underlying oil and gas interests from Moose Oil & Gas Company. Each agreement requires the Company to sell all of the gas it produces from the applicable well to the purchaser at fluctuating prices, which are based on the appropriate index and, in the case of the agreement with Pinnacle, the average gas liquids content of the gas delivered.

Production

         Each of the Company's first two wells, the Kalmus No. 1 well, in which the Company owns a 0.20 working interest and a 0.15 net revenue interest, and the Carl Klimitchek No. 2 well, in which the Company owns a 0.25 working interest and a 0.1875 net revenue interest, began producing natural gas in the first week of July 2001. Through January 31, 2002, the two wells have produced a total of 46,855 Mcf, or thousand cubic feet, of gas. After netting gas used for lease compression and gas attributed to line loss, 44,623 Mcf of gas produced from the wells was sold, which represents approximately 7,012 net Mcf to Houston American based on its ownership interests in the wells. The gas produced from the wells through January 31, 2002, was sold at an average price of approximately $2.29 per Mcf, which resulted in total revenues of approximately $16,057 to Houston American based on its net revenue interests in the wells.

Reserves


         The Company obtained an independent reserve report of its producing wells as of December 31, 2001, which indicated that there was an impairment of the oil and gas properties. As a result, the Company wrote the value of its properties down by $574,331, to the present value of the estimated recoverable amount of oil and gas. At December 31, 2001, the Company's estimated reserves included 27,999 Mcf of gas and no oil. The write down of $574,331 is included in the Company's losses through December 31, 2001 of $932,620.

         The Company's business strategy requires it to develop reserves through the acquisition of proved natural gas and oil properties, further development of its existing properties, and exploration activities.

         The Company expects to continue incurring costs to acquire, explore and develop oil and gas properties, and management predicts that these costs, together with general and administrative expenses, will exceed the Company's revenues. It is anticipated that the source of funds to carry out exploration and development will come from a combination of the Company's production revenues, sales of its securities, and funds from other funding transactions.

         The Company periodically reviews the carrying value of its natural gas and oil properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved natural gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10 percent. Application of this "ceiling" test requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. In the future, the Company may be required to further write down the carrying value of its natural gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against the Company's earnings. Once incurred, a write-down of the carrying value of its natural gas and oil properties is not reversible at a later date.

Risks Related to the Company's Oil and Gas Operations

         Operational Hazards and Insurance. The Company's development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally profitable. The Company's business involves a variety of operating risks which may adversely affect its profitability, including:

         .    fires;

         .    explosions;

         .    blow-outs and surface cratering;

         .    uncontrollable flows of oil, natural gas, and formation water;

         . natural disasters, such as hurricanes and other adverse weather conditions;

         .    pipe, cement, or pipeline failures;

         .    casing collapses;

         .    embedded oil field drilling and service tools;

         .    abnormally pressured formations; and

         . environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

         In accordance with industry practice, the Company's insurance protects it against some, but not all, operational risks. Further, the Company does not carry business interruption insurance at levels that would provide enough funds for the Company to continue operating without access to additional funds. As pollution and environmental risks generally are not fully insurable, the Company's insurance may be inadequate to cover any losses or exposure for such liability.

         Volatility of Oil and Gas Prices. As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas, oil, and condensate. The Company's realized profits affect the amount of cash flow available for capital expenditures. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors that are beyond Houston American's control. Among the factors that can cause the volatility of oil and gas prices are:

         . worldwide or regional demand for energy, which is affected by economic conditions;

         .    the domestic and foreign supply of natural gas and oil;

         .    weather conditions;

         .    domestic and foreign governmental regulations;

         .    political conditions in natural gas and oil producing regions;

         . the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

         .    the price and availability of other fuels.

Competition

         Competition in the oil and gas industry is intense and the Company competes with major and other independent oil and gas companies with respect to the acquisition of producing properties and proved undeveloped acreage. The Company's competitors actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop the properties. Many of those competitors, however, have financial resources and exploration and development budgets that are substantially greater than the Company's and may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than the

Company can do so, which would adversely affect its competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties than the Company. The Company's ability to acquire additional properties and develop new and existing properties in the future will depend on its capability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Governmental Regulation

         The Company's business and the oil and gas industry in general are subject to extensive laws and regulations, including environmental laws and regulations. As such, the Company may be required to make large expenditures to comply with environmental and other governmental regulations. State and federal regulations, including those enforced by the Texas Railroad Commission as the primary regulator of the oil and gas industry in the State of Texas, are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir and control contamination of the environment. Matters subject to regulation in the State of Texas include:

         .    location and density of wells;

         . the handling of drilling fluids and obtaining discharge permits for drilling operations;

         . accounting for and payment of royalties on production from state, federal and Indian lands;

         . bonds for ownership, development and production of natural gas and oil properties;

         .    transportation of natural gas and oil by pipelines;

         .    operation of wells and reports concerning operations; and

         .    taxation.

         Under these laws and regulations, the Company could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of the Company's operations and subject it to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase the Company's operating costs.

         Natural gas operations are subject to various types of regulation at the federal, state and local levels. Prior to commencing drilling activities for a well, the Company is required to procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies. Permits and approvals include those for the drilling of wells, and regulations include maintaining bonding requirements in order to drill or operate wells and the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with operations.

         The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units and the density of wells, which may be drilled and the unitization or pooling of natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore, more difficult to develop a project if the operator owns less than 100 percent of the leasehold.

         Regulation of Sales and Transportation of Natural Gas. Historically, the transportation and resale of natural gas in interstate commerce have been regulated by the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978, and the regulations promulgated by the Federal Energy Regulatory Commission. Maximum selling prices of some categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated under the NGPA. The Natural Gas Well Head Decontrol Act removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales" on or after that date. FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at market prices, Congress could reenact price controls in the future.

         Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or "unbundled" from their sales service, and require that pipelines make available firm and interruptible transportation service on an open access basis that is equal for all natural gas suppliers.

         In many instances, the result of Order No. 636 and related initiatives has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Another effect of regulatory restructuring is the greater transportation access available on interstate pipelines. In some cases, producers and marketers have benefited from this availability. However, competition among suppliers has greatly increased and traditional long-term producer pipeline contracts are rare. Furthermore, gathering facilities of interstate pipelines are no longer regulated by FERC, thus allowing gatherers to change higher gathering rates.

         Environmental Regulations. The Company's operations are subject to additional laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. It appears that the trend of more expansive and stricter environmental legislation and regulations will continue.

         The Company generates wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes, which have limited the approved methods of disposal for some hazardous wastes. Additional wastes may be designated as "hazardous wastes" in the future, and therefore become subject to more rigorous and costly operating and disposal requirements. Although management believes that the Company utilizes good operating and waste disposal practices, prior owners and operators of the Company's properties may not have done so, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where wastes have been taken for disposal. These properties and the wastes disposed on the properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws, which require the removal and remediation of previously disposed wastes, including waste disposed of or released by prior owners or operators.

         CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for release of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Employees

         As of March 22, 2002, the Company had one full-time employee and no part time employees. The employee is not covered by a collective bargaining agreement, and the Company does not anticipate that any of its future employees will be covered by such agreement. If the Company's operations continue to grow as expected, it anticipates hiring as many as three additional employees over the next six to eight months.

Item 2.  Description of Property.

         As of March 22, 2002, the Company has leasehold interests in four oil and gas properties in Lavaca County, Texas, which represent a total of 943.8 gross and 157.55 net developed acres and 1,195 gross and 240.36 net undeveloped acres. A "gross acre" is an acre in which a working interest is owned. The number of gross acres represents the sum of acres in which a working interest is owned. A "net acre" is deemed to exist when the sum of the fractional working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests in gross acres expressed in whole numbers or fractions.

         The Company currently leases approximately 2,000 square feet of office space in Houston, Texas as its executive offices. Management anticipates that the Company's space will be sufficient for its for the foreseeable future. The monthly rental under the lease, which expires on November 30, 2006, is $3,166.66.

Item 3.  Legal Proceedings.

         As of March 22, 2002, the Company is not involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Since January 22, 2002, the Company's common stock has been listed on the OTC Bulletin Board under the symbol "HUSA." From inception on April 2, 2001 to January 21, 2002, the Company's common stock was not publicly traded. However, with the exception of the shares owned by John F. Terwilliger, all of the issued and outstanding shares of the Company's common stock were registered under the Securities Act of 1933 pursuant to the Company's Form S-4 Registration Statement, which became effective on December 17, 2001.

         During the period from January 22, 2002 through March 14, 2002, the high and low bid prices for the Company's common stock were $0.75 and $0.32, respectively. The foregoing quotations of the high and low bid price of the Company's common stock reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

         As of the close of business on March 22, 2002, the Company's outstanding common stock was held by approximately 1,028 beneficial holders of record. The Company has never paid dividends on its common stock. As the Company anticipates that all of its future earnings will be retained for the development of its, business, the Company does not expect to pay any cash dividends in the foreseeable future. Any actual payment of future dividends will be at the discretion of the Company's board of directors and will be based on the Company's future earnings, financial condition, capital requirements and other relevant factors.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 7 of this Form 10-KSB.

Results of Operations

         Since inception on April 2, 2001 to December 31, 2001, the Company has incurred an operating loss of $932,620, which included a write down in the value of its oil and gas properties of $574,331 as a result of the findings of an independent reserve report conducted as of December 31, 2001. The Company's revenues during that period were approximately $14,814 and its total expenses were $373,103, excluding the amount of the write down. The total expenses of $373,103 included $203,400 of non-recurring expenses related to the Company's formation and the process of taking the Company public.

Liquidity and Capital Resources

         Management anticipates that the Company's current financing in place will meet its anticipated objectives and business operations for approximately the next 12 months. For that period, management anticipates that the Company's committed share of the costs associated with drilling, completing, testing and connecting its fourth well will be approximately $800,000. Additionally, the Company's management is currently evaluating several producing property acquisitions as well as several drilling prospects. Over the next few months, management expects the Company to enter into definitive agreements on one or more of these projects, subject to its ability to obtain adequate financing at that time.

         As discussed by the Company's accountants in the audited financial statements included in Item 7 of this Form 10-KSB, the Company's revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company's wells, John F. Terwilliger, the Company's sole director and executive officer, continues to loan the Company the funds needed to continue its operations. To the extent the Company's revenue shortfall exceeds Mr. Terwilliger's willingness and ability to continue loaning the Company the funds needed for its operations, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of March 22, 2002, the Company has not entered into any negotiations with any third parties to provide such capital.

Item 7.  Financial Statements.

         The Company's financial statements are set forth immediately following the signature page of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

         John F. Terwilliger, age 54, is the Company's sole director and executive officer. Mr. Terwilliger has been the Company's President, Secretary and Treasurer since its inception in April 2001. Since 1988, Mr. Terwilliger has served as the Chairman of the Board and President of Moose Oil & Gas Company, a Houston, Texas based company. Prior to 1988, Mr. Terwilliger was the Chairman of the Board and President of Cambridge Oil Company, a Houston, Texas based oil exploration and production company. Mr. Terwilliger served in the United States Army, receiving his honorable discharge in 1969.

         The Company's board of directors is divided into three classes, each elected for staggered three-year terms. Mr. Terwilliger is a Class C director and his term is scheduled to expire at the third annual meeting following the end of its 2001 fiscal year. The Company's executive officers are elected by its board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

Section 16(A) Beneficial Ownership Reporting Requirements

         Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that Mr. Terwilliger, the Company's sole director and executive officer, complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, during 2001.

Item 10. Executive Compensation.

         During the period from the Company's inception on April 1, 2001 through March 22, 2002, Mr. Terwilliger has not received a salary or any other compensation for the services he has provided to the Company.

         The Company does not compensate its directors for serving in such capacity. As of March 22, 2002, the Company has not issued any options or warrants to purchase shares of its common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Company's issued and outstanding common stock as of March 22, 2002, by (i) each person or entity known to beneficially own more than five percent of the Company's common stock , and (ii) John F. Terwilliger, the Company's sole director and executive officer.


                                                           Shares Beneficially
                                                                Owned (2)
                                                           -------------------
Name and Address of Beneficial Owner                      Number     Percent (3)
------------------------------------                      ------     -----------

John F. Terwilliger(1)................................   7,395,695        61.6
Orrie Lee Tawes.......................................     726,968         6.4
   c/o O. Lee Tawes III
   C.E. Unterberg Towbin
   350 Madison Avenue, 10/th/ Floor
   New York, New York 10017
 All directors and officers as a group (one person)...   7,395,695        61.6

__________
(1) Mr. Terwilliger's address is c/o Houston American Energy Corp., 801 Travis, Suite 2020, Houston, Texas 77002.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.
(3) Based on 11,999,883 shares of the Company's common stock outstanding as of March 22, 2002.

Item 12. Certain Relationships and Related Transactions.

         The Company's oil and gas properties were purchased, at cost, from Moose Oil & Gas Company, a Texas corporation and an affiliate of John F. Terwilliger, the Company's sole director and executive officer. As payment for the properties, the Company issued Moose Oil & Gas a promissory note in the amount of $216,981, which, as discussed below, was paid in July 2001.

         On April 6, 2001, the Company entered into an Operating Agreement with Moose Operating Co., Inc., a Texas corporation and a subsidiary of Moose Oil & Gas. Under the terms of the Operating Agreement, Moose Operating has full control over the drilling activities to be conducted on the Company's current leaseholds in Lavaca County, Texas. Although Moose Operating is initially responsible for the payment of all costs associated with development and operation, the Company, along with Moose Oil & Gas, is ultimately responsible for its proportionate share of the costs based on its respective working interests.

         In order to secure repayment of the operating costs, the Operating Agreement grants Moose Operating a security interest in the Company's proportionate share of the oil or gas produced from any wells. In addition to being entitled to utilize and receive payment for the use of its own equipment and labor in conducting the operations, the Operating Agreement entitles Moose Operating to receive monthly fixed overhead payments of $4,500 per well being drilled and $500 per producing well. The monthly fixed overhead payments to Moose Operating were determined based on competitive rates.

         In July, 2001, the Company borrowed approximately $664,000 from John F. Terwilliger, its sole director and executive officer. The notes bear interest at a rate of 10 percent per annum and are due on demand. The Company's payment of the notes is secured by its interests in its oil and gas properties. Should the Company fail to make any required payment or otherwise default on the note, Mr. Terwilliger would have the right to foreclose on the Company's interests in its oil and gas properties.

         The Company utilized a portion of the funds borrowed from Mr. Terwilliger to pay the principal and accrued interest on the $216,981 promissory note that was payable to Moose Oil & Gas Company upon the purchase of the Company's oil and gas properties, and to repay Moose Operating for the operating expenses and drilling and completing costs it had advanced on the Company's behalf pursuant to the Operating Agreement.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

    Exhibit No.                   Identification of Exhibit
    -----------                   -------------------------

     2.1** Amended and Restated Plan and Agreement of Merger dated as of September 26, 2001, between Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to
               Exhibit 2.1 to Amendment No. 5 to the Company's Registration Statement on Form SB-2, registration number 333-66638 (the "Company's Registration Statement"), filed with the SEC on November 30, 2001).
     3.1** Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).
     3.2** Certificate of Merger Merging Opportunity Acquisition Company with and into Houston American Energy Corp. filed April 12, 2001 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
     3.3** Bylaws of Houston American Energy Corp. adopted April 2, 2001 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).
     3.4** Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
     3.5* Certificate of Merger Merging Texas Nevada Oil & Gas Co. with and into Houston American Energy Corp. filed January 17, 2002.
     4.1** Text of Common Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement filed with the SEC on August 3, 2001). 4.2** Text of Preferred Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement filed with the SEC on August 3,
               2001).
     10.1** Model Form Operating Agreement dated April 6, 2001, between Moose Operating Co., Inc. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).
     10.2** Agreement to Assign Interests in Oil and Gas Leases dated as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
     10.3** Assignment of Interests in Oil and Gas Leases and Bill of Sale effective as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to
               Exhibit 10.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).
     10.4** Promissory Note of Houston American Energy Corp. in the amount of $216,981.06 dated April 15, 2001, payable to Moose Oil & Gas Company. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement filed with the SEC on August 3,
               2001).
     10.5** Plan and Agreement of Merger dated as of April 12, 2001, between Opportunity Acquisition Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement filed with the SEC on August 3, 2001).
     10.6** Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company (incorporated by reference to
               Exhibit 10.6 to the Company's Registration Statement filed with the SEC on August 3, 2001).

    Exhibit No.                      Identification of Exhibit
    -----------                      -------------------------

     10.7** First Amendment of Agreement dated as of July 31, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement filed with the SEC on August 3, 2001).
     10.8** Gas Purchase Contract #36-1599 dated as of May 1, 2001, between Kinder Morgan Texas Pipeline, L.P. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
     10.9** Gas Purchase Agreement dated July 31, 1997, between Dominion Pipeline Company (as predecessor-in-interest to Pinnacle Natural Gas Co.) and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
     10.10** Model Form Operating Agreement dated December 11, 1997, between Louis Dreyfus Natural Gas Corp., Seisgen Exploration, Inc. and Moose Operating Co., Inc. (incorporated by reference to Exhibit
               10.10 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
     10.11** Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
     10.12** Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July 30, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).

----------
*    Filed herewith.
**   Incorporated herein as indicated.

(b)      Reports on Form 8-K.

         Texas Nevada Oil & Gas Co., a Texas corporation, which merged with and into Houston American Energy Corp. on January 17, 2002, filed a report on Form 8-K on November 16, 2001, related to the Amended and Restated Plan and Agreement of Merger the companies entered into as of September 26, 2001, a copy of which was attached as an exhibit to the Form 8-K. Financial statements were not required to be filed in connection with the Form 8-K.



                            INTENTIONALLY LEFT BLANK

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HOUSTON AMERICAN ENERGY CORP.

Dated March 27, 2002.


                                             By  /s/ John F. Terwilliger
                                               ---------------------------------
                                                John F. Terwilliger, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Name                  Signature                  Title                  Date
           ----                  ---------                  -----                  ----
    John F. Terwilliger   /s/ John F. Terwilliger   Director, President,      March 27, 2002
                                                    Treasurer and Secretary

                          INDEX TO FINANCIAL STATEMENTS

HOUSTON AMERICAN ENERGY CORP.:

Independent Auditors Report.....................................................     F-2
Balance Sheet as of December 31, 2001...........................................     F-3
Statement of Loss From April 2, 2001 (Date of Inception) to December 31, 2001...     F-4
Statement of Shareholders' Deficit Accumulated in Development Stage From
     April 2, 2001 (Date of Inception) to December 31, 2001.....................     F-5
Statement of Cash Flows From April 2, 2001 (Date of Inception) to
     December 31, 2001..........................................................     F-6
Notes to the Financial Statements From April 2, 2001 (Date of Inception) to
     December 31, 2001..........................................................     F-7

                           INDEPENDENT AUDITORS REPORT

Houston American Energy Corp.
Houston, Texas

We have audited the accompanying balance sheet of Houston American Energy Corp. (a development stage company) as of December 31, 2001 and the related statements of loss, stockholders' deficit, and cash flows for the period from April 2, 2001 (date of inception), to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2001, and the results of its operations and its cash flows from April 2, 2001 (date of inception), to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2001. As discussed in
Note 2 to the financial statements, successful completion of the Company's fund raising activities and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenue adequate to support the Company's cost structure.



                                             /s/  Thomas Leger & Co., L.L.P.

                                             Thomas Leger & Co., L.L.P.

February 28, 2002
Houston, Texas

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                DECEMBER 31, 2001
                          -----------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
    Cash                                                          $     9,389
    Accounts receivable - gas sales                                     5,218
    Prepaid expenses                                                    8,142
                                                                  -----------

       Total current assets                                            22,749
                                                                  -----------

PROPERTY PLANT AND EQUIPMENT
    Oil and Gas Properties, full cost method
       Cost subject to amortization                                   635,039
       Cost not being amortized                                       128,219
    Furniture and Equipment                                             5,596
                                                                  -----------
    Total properties                                                  768,854
    Accumulated depreciation and depletion oil and gas properties    (611,923)
                                                                  -----------

  Total property, plant and equipment                                 156,931
                                                                  -----------

OTHER ASSETS                                                            5,541
                                                                  -----------

    TOTAL ASSETS                                                  $   185,221
                                                                  ===========


              LIABILITIES AND SHAREHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES
    Accrued liabilities                                           $    90,341
    Notes payable, shareholder                                      1,016,097
                                                                  -----------

    Total current liabilities                                       1,106,438
                                                                  -----------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001;
    100,000,000 shares authorized, 11,403,414 shares outstanding       11,403
    Deficit accumulated in development stage                         (932,620)
                                                                  -----------

    Total shareholders' deficit                                      (921,217)
                                                                  -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $   185,221
                                                                  ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                                STATEMENT OF LOSS
           FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
           -----------------------------------------------------------


Revenue                                                          $     14,814
                                                                 ------------

Lease operating expense                                                11,019

General and administrative expense                                    280,890

Depreciation and depletion                                             37,592

Interest expense                                                       43,602

Write-down of oil and gas properties due to ceiling limitation        574,331
                                                                 ------------

Total expenses                                                        947,434
                                                                 ------------

Net loss                                                         $   (932,620)
                                                                 ------------

Basic loss per share                                             $      (0.08)
                                                                 ============

Basic weighted average share                                       11,403,414
                                                                 ============


                   The accompanying notes are an integral part
                         of these financial statements.

                         HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                        ACCUMULATED IN DEVELOPMENT STAGE
           FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
           -----------------------------------------------------------

                                                                     Deficit
                                                                   Accumulated
                                                                      in the
                                              Common Stock         Development
                                           Shares      Amount         Stage        Total
                                         ----------   --------     -----------  -----------
Balance at inception, April 2, 2001               -    $     -     $        -   $        -


Stock issued for cash                     1,000,000      1,000              -        1,000

Retroactive adjustment for stock
   split on September 25, 2001           10,403,414          -              -            -

Additional contributed capital
   from majority shareholder                      -     10,403              -       10,403

Net loss                                          -          -       (932,620)    (932,620)
                                         ----------    -------     ----------   ----------


Balance at December 31, 2001             11,403,414    $11,403     $ (932,620)  $ (921,217)
                                         ==========    =======     ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                             STATEMENT OF CASH FLOWS
           FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
           -----------------------------------------------------------


OPERATING ACTIVITIES
    Loss from operations                                            $ (932,620)


    Adjustment to reconcile net loss to
     net cash from operations
      Depreciation and depletion                                        37,592
      Write-down oil and gas properties                                574,331
      Non-cash expenses                                                257,646
      Increase in accounts receivable                                   (5,218)
      Increase in prepaid expense                                       (8,142)
      Increase in other assets                                          (5,541)
      Increase in accrued expenses                                      90,341
                                                                    ----------

    Total adjustment                                                   941,009
                                                                    ----------

    Net cash provided by operations                                      8,389
                                                                    ----------

CASH FLOW FROM FINANCING, sale of common stock                           1,000
                                                                    ----------

    Net increase in cash, and cash at end of year                   $    9,389
                                                                    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
       Oil and gas properties acquired                              $  768,854
       Non-cash expense                                                257,646
       Note payable for oil and gas properties and expenses          1,026,500


                   The accompanying notes are an integral part
                         of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
           FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
           -----------------------------------------------------------

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Houston American Energy Corp. (a Delaware Corporation) ("the Company") was incorporated on April 2, 2001. The Company was organized to engage in the exploration, development and acquisition of domestic oil and gas properties principally in the State of Texas.

The Company completed a stock split as of September 25, 2001, which resulted in total outstanding shares of 11,403,414. The Company has retroactively applied this stock split to all share amounts and per share amounts in these financial statements and footnotes.

Oil and Gas Revenues Receivables - The Company recognizes oil and gas revenue
--------------------------------
from its interest in producing wells as oil and gas is produced and sold from those wells. The Company does not anticipate that the oil and gas sold will be significantly different from the Company's production entitlement.

Oil and Gas Properties and Equipment - The Company follows the full cost method
------------------------------------
of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gains or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2001.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.

Capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Excess costs are charged to proved properties impairment expense.

Unevaluated Oil and Gas Properties - Unevaluated oil and gas properties consist
----------------------------------
principally of the Company's acquisition costs in undeveloped leases net of an allowance for impairment and transfers to depletable oil and gas properties.

When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, the Company reviews the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. The Company records an allowance for impairment based on the review with the corresponding charge being made to depletable oil and gas properties. There is no such allowance for impairment presented in the accompanying financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
           FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
           -----------------------------------------------------------

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued ...

Unevaluated oil and gas properties not subject to amortization include the following:

                  Acquisition costs                    $128,219
                                                       ========

The $128,219 is for an oil and gas property in Lavaca County, Texas. The Company is maintaining this property and anticipates a well will be drilled within the next twelve months.

Accrued Liabilities - Accrued liabilities consisted of operating expenses.
-------------------

Income Taxes - Deferred income taxes are provided on a liability method whereby
------------
deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Preferred Stock - The Company has authorized 10,000,000 shares of preferred
---------------
stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. No shares of preferred stock have been issued.

Statement of Cash Flows - Cash equivalents consists of demand deposits and cash
-----------------------
investments with initial maturity dates of less than three months. The Company paid no interest or taxes during the period of the accompanying financial statements.

Net Loss Per Share - Basic loss per share is computed by dividing the net loss
------------------
available to common shareholders by the weighted average of common shares outstanding during the period, as retroactively adjusted by the stock split described in the second paragraph of Note 1.

Use of Estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires the Company to make estimates and assumptions that could affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

General and Administrative Expense - Includes approximately $203,400 of expenses
----------------------------------
incurred by the Company to register it's securities and become a public reporting company.

NOTE 2. - DEVELOPMENT STAGE

The Company is in the development stage and has minimal revenue to support its operations. It is dependent on the majority shareholder to fund its operations and costs associated with the acquisition, exploration and development of oil and gas properties. Management intends to obtain funds through private and/or public securities offerings.

NOTE 3. - NOTES PAYABLE

Notes payable at December 31, 2001, in the amount of $1,016,097, is due to the majority shareholder. The note bears interest at 10%, is due on demand for principal and interest and is secured by all the oil and gas properties owned by the Company.

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
           FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
           -----------------------------------------------------------

NOTE 4. - RELATED PARTIES

The Company's oil and gas properties were purchased from an affiliate entity at their cost.

NOTE 5 - INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2001.

              Loss before income taxes                             $  (932,620)
                                                                   ===========

              Income tax computed at statutory rates               $  (317,091)
              Permanent differences, nondeductible expenses             69,165
              Increase in valuation allowance                          247,926
                                                                   -----------

              Tax provision                                        $         -
                                                                   ===========

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward of approximately $740,000 which will expire in 2021.

Deferred Income Taxes
---------------------

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2001 are set out below.

              Deferred tax asset:
                Net operating loss carry forwards                   $  251,561
                Valuation allowance                                   (247,926)
                                                                    ----------
                Net deferred tax asset                                   3,635
                                                                    ----------

              Deferred tax liability:
                Book over tax depreciation, depletion
                  and capitalization methods on oil and
                  gas properties.                                        3,635
                                                                    ----------

              Net deferred tax liability                            $        -
                                                                    ==========

NOTE 6. - COMMITMENT

As of December 31, 2001, the Company had lease obligation for office space that expires on November 30, 2006.

                                    Year            Amount
                                    ----            ------

                                    2002        $    38,000
                                    2003             38,000
                                    2004             38,000
                                    2005             38,000
                                    2006             34,833
                                                -----------

                                    Total       $   186,833
                                                ===========

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
           FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
           -----------------------------------------------------------

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and gas Producing Activities."

Capital Costs
-------------

Capitalized costs and accumulated depletion relating to the Company's oil and gas producing activities as of December 31, 2001, all of which are conducted within the continental United States, are summarized below:

              Properties subject to amortization                $  635,039
              Unevaluated properties                               128,219
              Less accumulated amortization and impairment        (611,363)
                                                                ----------
              Capitalized costs                                 $  151,895
                                                                ==========
Costs Incurred
--------------

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

              Property acquisition costs:
                Proved                                          $    5,535
                Unproved                                           128,219
              Exploration costs                                     75,539
              Development costs                                    553,967
                                                                ----------
              Total costs incurred                              $  763,260
                                                                ==========

Reserve Information and Related Standardized Measure of Discounted Future Net
-----------------------------------------------------------------------------
Cash Flows
----------

The following supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company's reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainly to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions. Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
           FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
           -----------------------------------------------------------

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) continued . . .

property acquisitions and exploration. The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

              Proved developed reserves
                                                                          Gas
                                                                         (mcf)
                                                                      --------
                   As of inception April 2, 2001                             -
                   Extensions and discoveries                           34,169
                   Production                                            6,170
                                                                      --------
                   End of year                                          27,999
                                                                      ========

              Standard measure of discounted future net cash flows

                   Future cash inflows                                $ 55,399
                   Future production cost                              (27,827)
                                                                      --------
                   Future net cash flow                                 27,572
                   10% annual discount for estimated
                     timing of cash flows                               (3,905)
                                                                      --------

              Standardized measure of discounted future net
                   cash flow relating to proved gas reserves          $ 23,667
                                                                      ========

              Changes in standardized measure

                   Change due to current year operations:
                      Sales of gas, net of production costs           $ (3,795)
                      Extension and discoveries                         27,462
                                                                      --------

                   End of year                                        $ 23,667
                                                                      ========

NOTE 8. - SUBSEQUENT EVENTS

The Company has entered into an agreement with a public entity whereby the public entity will spin off a wholly-owned subsidiary. A registration statement under the Securities Exchange Act of 1934, as amended, was filed for the subsidiary in July, 2001, and became effective in January, 2002, at which time the subsidiary became a fully reporting company. The Company merged with the reporting entity on January 17, 2002.