Form 10QSB
period 2002-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2002-05-14
CIK 1156041

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______ to ________

    Commission file number: 000-33027


                          HOUSTON AMERICAN ENERGY CORP.
                 (Name of small business issuer in its charter)

           Delaware                                     76-0675953
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

801 Travis Street, Suite 2020,  Houston, Texas             77002
   (Address of principal executive offices)              (Zip Code)

                                 (713) 222-6966
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2002, 11,999,883 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................. 3
     Item 1.  Financial Statements.......................................... 3
         Balance Sheet as of March 31, 2002................................. 3
         Statement of Loss For the Three Months Ended March 31, 2002 and
          From April 2, 2001 (Date of Inception) to March 31, 2002.......... 4
         Statement of Cash Flows For the Three Months Ended March 31, 2002
          and From April 2, 2001 (Date of Inception) to March 31, 2002...... 5
         Notes to Financial Statements...................................... 6
     Item  2.  Management's Discussion and Analysis or Plan of Operation.... 7
PART II - OTHER INFORMATION................................................. 8
     Item  1.  Legal Proceedings............................................ 8
     Item  2.  Changes in Securities and Use of Proceeds.................... 8
     Item  3.  Defaults Upon Senior Securities.............................. 8
     Item  4.  Submission of Matters to a Vote of Security Holders.......... 8
     Item  5.  Other Information............................................ 8
     Item  6.  Exhibits and Reports on Form 8-K............................. 9
SIGNATURES..................................................................10

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          HOUSTON AMERICAN ENERGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2002
                                    UNAUDITED
                          -----------------------------

                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash                                                                        $     4,656
    Accounts receivable - gas sales                                                   5,310
    Prepaid expenses                                                                 15,826
                                                                                -----------
    Total current assets                                                             25,792
                                                                                -----------
PROPERTY PLANT AND EQUIPMENT
    Oil and gas properties, full cost method
       Costs subject to amortization                                                653,373
       Costs not being amortized                                                    128,219
    Furniture and equipment                                                           5,596
                                                                                -----------
    Total properties                                                                787,188
    Accumulated depreciation and depletion oil and gas properties                   632,490
                                                                                -----------
  Total property, plant and equipment                                               154,698
                                                                                -----------
OTHER ASSETS                                                                          3,167
                                                                                -----------
    TOTAL ASSETS                                                                $   183,657
                                                                                ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                            $    34,500
    Accrued liabilities                                                              87,857
    Notes payable, shareholder                                                    1,073,142
                                                                                -----------
    Total current liabilities                                                     1,195,499
                                                                                -----------
SHAREHOLDERS' DEFICIT
Common stock, par value $.001;                                                       11,999
    100,000,000 shares authorized, 11,999,883 shares outstanding
    Deficit accumulated in development stage                                     (1,023,841)
                                                                                -----------
    Total shareholders' deficit                                                  (1,011,842)
                                                                                -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 $   183,657
                                                                                ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                    UNAUDITED
                          -----------------------------

                                                                                                         From
                                                                                For the             April 2, 2001
                                                                             Three Months        (Date of Inception)
                                                                                 Ended                    to
                                                                             March 31, 2002        March 31, 2002
                                                                             --------------      -------------------
Revenue                                                                      $        4,632      $            19,446
                                                                             --------------      -------------------
Lease operating expense                                                               2,688                   13,707

General and administrative expense                                                   46,944                  327,834

Depreciation and depletion                                                            3,591                   41,183

Interest expense                                                                     25,654                   69,256

Write-down of oil and gas properties
    due to ceiling limitation                                                        16,976                  591,307
                                                                             --------------      -------------------
Total expenses                                                                       95,853                1,043,287
                                                                             --------------      -------------------
Net loss                                                                     $       91,221      $         1,023,841
                                                                             --------------      -------------------
Basic and diluted loss per share                                             $         0.01
                                                                             --------------
Basic weighted average share                                                     11,887,217
                                                                             --------------


                   The accompanying notes are an integral part
                         of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                          ----------------------------


                                                                                                     From
                                                                             For the             April 2, 2001
                                                                          Three Months        (Date of Inception
                                                                              Ended                   to
                                                                         March 31, 2002         March 31, 2002
                                                                         --------------       -----------------
OPERATING ACTIVITIES
    Loss from operations                                                 $      (91,221)      $      (1,023,841)
                                                                         --------------       -----------------
    Adjustment to reconcile net loss to
     net cash from operations
      Depreciation and depletion                                                  3,591                  41,183
      Write-down oil and gas properties                                          16,976                 591,307
      Non-cash expenses                                                              --                 257,646
      Increase in accounts receivable                                               (92)                 (5,310)
      Increase in prepaid expense                                                (7,684)                (15,826)
      (Increase) decrease in other assets                                         2,374                  (3,167)
      Increase in accounts payable
       and accrued expenses                                                      32,016                 122,357
                                                                         --------------       -----------------
       Total adjustment                                                          47,181                 988,190
                                                                         --------------       -----------------
       Net cash used by operations                                              (44,040)                (35,651)
                                                                         --------------       -----------------

CASH FLOW FROM INVESTING ACTIVITIES

    Purchase of equipment                                                        (3,893)                 (3,893)
                                                                         --------------       -----------------
CASH FLOW FROM FINANCING ACTIVITIES
    Sale of common stock                                                             --                   1,000
    Loan from shareholder                                                        43,200                  43,200
                                                                         --------------       -----------------

    Cash flow from financing activities                                          43,200                  44,200
                                                                         --------------       -----------------
DECREASE IN CASH                                                                 (4,733)                     --
    Cash, beginning of period                                                     9,389                      --
                                                                         --------------       -----------------
    Cash, end of period                                                  $        4,656       $           4,656
                                                                         --------------       -----------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES
    Oil and gas properties acquired                                      $           --       $         768,854
    Non-cash expense                                                                 --                 257,646
    Note payable for oil and gas properties
     and expenses                                                                14,441               1,040,941

                   The accompanying notes are an integral part
                         of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                        ---------------------------------

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Houston American Energy Corp. (a Delaware Corporation ) ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes which are included as part of the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE 2. - NATURE OF COMPANY

The Company was incorporated on April 2, 2001 and was organized to engage in the exploration, development and acquisition of domestic oil and gas properties principally in the State of Texas.

The Company completed a reverse merger with Texas Nevada Oil and Gas Co. ("TNOG") on January 17, 2002. The Company issued 596,469 shares to the shareholders of TNOG resulting in an increase in the par value of common stock of $596. As survivor in the merger, the Company's name remained Houston American Energy Corp.

NOTE 3. - DEVELOPMENT STAGE

The Company is in the development stage and has minimal revenue to support its operations. It is dependent on the majority shareholder to fund its operations and costs associated with the acquisition, exploration and development of oil and gas properties. Management intends to obtain funds through private and/or public securities offerings.

ITEM 2. Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Information

     This quarterly report on Form 10-QSB of Houston American Energy Corp., a Delaware corporation (the "Company"), for the three months ended March 31, 2002, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company's believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

General

     The Company was incorporated in April, 2001, for the purposes of engaging in oil and gas exploration and production. In addition to seeking out oil and gas property prospects using advanced seismic techniques, the Company utilizes the contacts of John F. Terwilliger, the Company's sole director and executive officer, to identify potential acquisition targets in the Onshore Texas Gulf Coast Region of the State of Texas, where Mr. Terwilliger has been involved in oil and gas exploration and production activities since 1983.

     In addition to its own drilling activities and acquisition strategy, the Company may also encourage others in the oil and gas industry to enter into partnerships or joint ventures with it for purposes of acquiring properties and conducting drilling and exploration activities.

Results of Operations

     For the three months ended March 31, 2002, the Company incurred an operating loss of $91,221, which included an additional write down in the value of its oil and gas properties of $16,976. The Company's revenues during the period were $4,632 and its total expenses were $95,853, including the amount of the write down.

Liquidity and Capital Resources

     Management anticipates that the Company's current financing in place will meet its anticipated objectives and business operations for approximately the next 12 months. For that period, management anticipates that the Company's committed share of the costs associated with drilling, completing, testing and connecting its fourth well will be approximately $800,000. By the end of May, 2002, management expects to complete the Company's acquisition of a license of the seismic data library of Millennium Seismic, Inc. The Company and Millennium Seismic entered into a letter of intent with respect to the acquisition of the license on April 22, 2002. The Company's management is also continuing to evaluate several producing property acquisitions as well as several drilling prospects. Subject to its ability to obtain adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those projects within a few months of the completion of the acquisition of the license from Millennium Seismic.

     As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB, which was filed with the SEC on March 27, 2002, the Company's revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company's wells, John F. Terwilliger, the Company's sole director and executive officer, continues to loan the Company the funds needed to continue its operations. To the extent the Company's revenue shortfall exceeds Mr. Terwilliger's willingness and ability to continue loaning the Company the funds needed for its operations, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of May 9, 2002, the Company has not entered into any negotiations with any third parties to provide such capital.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     As of May 9, 2002, the Company is not involved in any legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     On January 17, 2002, the Company merged with Texas Nevada Oil & Gas Co., a Texas corporation ("TNOG"). As the successor in the merger, the Company issued the former TNOG shareholders an aggregate of 596,469 shares of the Company's common stock, all of which were registered under the Securities Act of 1933 pursuant to the Company's Registration Statement of Form S-4 (the "Registration Statement") filed with the Securities and Exchange Commission. The Registration Statement, which became effective on December 17, 2001, also registered the resale of 4,007,719 shares of the Company's common stock held by the stockholders of the Company who held such shares prior to the merger with TNOG (other than John F. Terwilliger). The Company does not receive any of the proceeds from the resale of the shares of the Company's common stock registered pursuant to the Registration Statement.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None. The Company's stockholders approved the Company's merger with TNOG by their unanimous written consent prior to the period covered by this Form 10-QSB.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit No.                    Identification of Exhibit
    -----------                    -------------------------
      2.1** Amended and Restated Plan and Agreement of Merger dated as of September 26, 2001, between Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Company's Registration Statement on Form SB-2, registration number 333-66638 (the "Company's Registration Statement"), filed with the SEC on November 30, 2001).
      3.1** Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001 (incorporated by reference to
                     Exhibit 3.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      3.2** Certificate of Merger Merging Opportunity Acquisition Company with and into Houston American Energy Corp. filed April 12, 2001 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      3.3** Bylaws of Houston American Energy Corp. adopted April 2, 2001 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      3.4** Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001 (incorporated by reference to Exhibit
                     3.4 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
      3.5**          Certificate of Merger Merging Texas Nevada Oil & Gas Co.
                     with and into Houston American Energy Corp. filed January 17, 2002 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 27, 2002).
      4.1** Text of Common Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      4.2** Text of Preferred Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.1** Model Form Operating Agreement dated April 6, 2001, between Moose Operating Co., Inc. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement filed with the SEC on August 3,
                     2001).
      10.2** Agreement to Assign Interests in Oil and Gas Leases dated as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to
                     Exhibit 10.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.3** Assignment of Interests in Oil and Gas Leases and Bill of Sale effective as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.4** Promissory Note of Houston American Energy Corp. in the amount of $216,981.06 dated April 15, 2001, payable to Moose Oil & Gas Company (incorporated by reference to
                     Exhibit 10.4 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.5** Plan and Agreement of Merger dated as of April 12, 2001, between Opportunity Acquisition Company and Houston American Energy Corp. (incorporated by reference to Exhibit
                     10.5 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.6** Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.7** First Amendment of Agreement dated as of July 31, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement filed with the SEC on August 3, 2001).

    Exhibit No.                      Identification of Exhibit
    -----------                      -------------------------
      10.8** Gas Purchase Contract #36-1599 dated as of May 1, 2001, between Kinder Morgan Texas Pipeline, L.P. and Moose Operating Co., Inc. (incorporated by reference to Exhibit
                     10.8 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
      10.9** Gas Purchase Agreement dated July 31, 1997, between Dominion Pipeline Company (as predecessor-in-interest to Pinnacle Natural Gas Co.) and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
      10.10** Model Form Operating Agreement dated December 11, 1997, between Louis Dreyfus Natural Gas Corp., Seisgen Exploration, Inc. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
      10.11** Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
      10.12** Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July 30, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
----------
** Incorporated herein as indicated.

(b)      Reports on Form 8-K.

         On January 22, 2002, the Company filed a report on Form 8-K related to the consummation of the merger of the Company and TNOG, which occurred on January 17, 2002. A copy of the Amended and Restated Plan and Agreement of Merger related to the merger was attached as an exhibit to the Form 8-K. Financial statements required to be filed in connection with the Form 8-K were incorporated by reference to the Registration Statement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOUSTON AMERICAN ENERGY CORP.

Dated May 14, 2002.

                                      By  /s/ John F. Terwilliger
                                        ---------------------------------------
                                         John F. Terwilliger
                                         President and
                                         Treasurer (chief accounting officer)