Form 10QSB
period 2002-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2002-08-13
CIK 1156041

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002.

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2002, 12,999,883 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................................  3
     Item 1.  Financial Statements............................................................  3
         Balance Sheet as of June 30, 2002....................................................  3
         Statement of Loss For the Six Months and Three Months Ended June 30, 2002 and From
                April 2, 2001 to June 30, 2001 and From April 2, 2001 (Date of Inception)
                to June 30, 2002..............................................................  4
         Statement of Cash Flows For the Six Months and Three Months Ended June 30, 2002 and
                From April 2, 2001 to June 30, 2001 and From April 2, 2001 (Date of Inception)
                to June 30, 2002..............................................................  5
         Notes to Financial Statements........................................................  6
     Item  2.  Management's Discussion and Analysis or Plan of Operation......................  7
PART II - OTHER INFORMATION...................................................................  8
     Item 1.  Legal Proceedings...............................................................  8
     Item 2.  Changes in Securities and Use of Proceeds.......................................  9
     Item 3.  Defaults Upon Senior Securities.................................................  9
     Item 4.  Submission of Matters to a Vote of Security Holders.............................  9
     Item 5.  Other Information...............................................................  9
     Item 6.  Exhibits and Reports on Form 8-K................................................  9
SIGNATURES.................................................................................... 11

                         PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements.

                          HOUSTON AMERICAN ENERGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)
                          ----------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
    Cash                                                                  $       251
    Accounts receivable - gas sales                                             7,342
    Prepaid expenses                                                            2,487
                                                                          -----------

    Total current assets                                                       10,080
                                                                          -----------

PROPERTY, PLANT AND EQUIPMENT
    Oil and gas properties, full cost method
       Costs subject to amortization                                          653,373
       Costs not being amortized                                              128,219
    Furniture and equipment                                                     5,596
                                                                          -----------

    Total property, plant and equipment                                       787,188
    Accumulated depreciation and depletion oil and gas properties            (635,998)
                                                                          -----------

  Net property, plant and equipment                                           151,190
                                                                          -----------

OTHER ASSETS                                                                    3,167
                                                                          -----------

    TOTAL ASSETS                                                          $   164,436
                                                                          ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

    Accounts payable                                                      $    62,037
    Accrued interest on shareholder loans                                      90,281
    Notes payable, shareholder                                              1,094,128
                                                                          -----------

    Total current liabilities                                               1,246,446
                                                                          -----------
SHAREHOLDERS' DEFICIT
Common stock, par value $.001;
    100,000,000 shares authorized, 11,999,883 shares outstanding               11,999
    Deficit accumulated in development stage                               (1,094,009)
                                                                          -----------
    Total shareholders' deficit                                            (1,082,009)
                                                                          -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $   164,437
                                                                          -----------



                   The accompanying notes are an integral part
                         of these financial statements.


                                                    HOUSTON AMERICAN ENERGY CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                          STATEMENT OF LOSS
                                                             (UNAUDITED)
                                                    ----------------------------

                                                                                                               From
                                                                                                          April 2, 2001
                                                 For the             For the              From               (Date of
                                                Six Months         Three Months       April 2, 2001         Inception)
                                                  Ended               Ended                to                  to
                                               June 30, 2002       June 30, 2002      June 30, 2001       June 30, 2002
                                               -------------       -------------      -------------       -------------
Revenue                                        $      11,436       $       6,804      $          --       $      26,250
                                               -------------       -------------      -------------       -------------

Lease operating expense                               10,697               8,009                 --              21,156

General and administrative expense
   Accounting and legal                               42,834              14,390             12,577              62,761
   Rent                                               19,000               9,500                 --              22,167
   Shareholder relations                               8,928               8,928                 --               8,928
   Printing and duplicating                            4,844                  --                 --               5,153
   Registration fees                                   2,566                 887                 --               2,566
   Telephone and fax                                   3,911               2,031                 --               3,911
   Dues and subscription                               1,672               1,612                 --               1,672
   Miscellaneous                                       1,317                 781              1,576               2,894
Depreciation and depletion                             7,099               3,508                 --              44,691
Interest expense                                      52,981              27,326              5,364              96,583
Write-off of merger expenses                              --                  --                 --             256,470
Write-down of oil and gas properties
    due to ceiling limitation                         16,976                  --                 --             591,307
                                               -------------       -------------      -------------       -------------

Total expenses                                       172,825              76,972             19,517           1,120,259
                                               -------------       -------------      -------------       -------------

Net loss                                       $     161,389       $      70,168      $      19,517       $   1,094,009
                                               =============       =============      =============       =============

Basic and diluted loss per share               $        0.01       $        0.01      $        0.02
                                               =============       =============      =============

Basic weighted average share                      11,943,487          11,999,470          1,000,000
                                               =============       =============      =============


                   The accompanying notes are an integral part
                         of these financial statements.


                                                    HOUSTON AMERICAN ENERGY CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS
                                                             (UNAUDITED)
                                                    ----------------------------

                                                                                                              From
                                                                                                          April 2, 2001
                                                 For the             For the             From               (Date of
                                                Six Months         Three Months       April 2, 2001         Inception)
                                                  Ended               Ended               to                   to
                                               June 30, 2002       June 30, 2002      June 30, 2001       June 30, 2002
                                               -------------       -------------      -------------       -------------
OPERATING ACTIVITIES

    Loss from operations                       $    (161,389)      $     (70,168)     $     (19,517)      $  (1,094,009)
                                               -------------       -------------      -------------       -------------
    Adjustments to reconcile net loss to
       net cash from operations
        Depreciation and depletion                     7,099               3,508                 --              44,691
        Write-down oil and gas properties             16,976                  --                 --             591,307
        Non-cash expenses                                 --                  --                 --             257,646
        (Increase) Decrease in accounts
            receivable                                (2,124)             (2,032)                --              (7,342)
        (Increase) Decrease in prepaid
            expense                                    5,655              13,339                 --              (2,487)
        (Increase) Decrease in other assets               --              (2,374)                --              (3,167)
        Increase in accounts payable
            and accrued expenses                      64,352              32,336            171,822             152,319
                                               -------------       -------------      -------------       -------------

              Total adjustment                        91,957              44,776            171,822           1,032,966
                                               -------------       -------------      -------------       -------------

        Net cash (used by) provided by
             operations                              (69,432)            (25,392)           152,305             (61,043)
                                               -------------       -------------      -------------       -------------

CASH FLOW FROM INVESTING ACTIVITIES

    Purchase of equipment                            (18,333)            (14,440)          (152,329)            (18,333)
                                               -------------       -------------      -------------       -------------

CASH FLOW FROM FINANCING ACTIVITIES
    Sale of common stock                                 596                 596              1,000               1,596
    Loan from shareholder                             78,031              34,381                 --              78,031
                                               -------------       -------------      -------------       -------------

              Cash flow from financing
                  activities                          78,627              35,427              1,000              79,627
                                               -------------       -------------      -------------       -------------

DECREASE IN CASH                                      (9,138)             (4,405)               976                 251
    Cash, beginning of period                          9,389               4,656                 --                  --
                                               -------------       -------------      -------------       -------------
    Cash, end of period                        $         251       $         251      $         976       $         251
                                               =============       =============      =============       =============

SUPPLEMENTAL SCHEDULE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES

    Oil and gas properties acquired            $          --       $          --      $     216,981       $     768,854
    Non-cash expense                                      --                  --            216,981             257,646
    Note payable for oil and gas properties
       and expenses                                   14,441                  --                 --           1,040,941



                   The accompanying notes are an integral part
                         of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          ----------------------------

NOTE 1.--BASIS OF PRESENTATION

The accompanying unaudited financial statements of Houston American Energy Corp. (a Delaware Corporation ) ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE 2.--NATURE OF COMPANY

The Company was incorporated on April 2, 2001 and was organized to engage in the exploration, development and acquisition of domestic oil and gas properties principally in the State of Texas.

The Company completed a merger with Texas Nevada Oil and Gas Co. ("TNOG") on January 17, 2002. The Company issued 596,469 shares to the shareholders of TNOG resulting in an increase in the par value of common stock of $596. As the merger survivor, the Company retained the name Houston American Energy Corp.

NOTE 3.--CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2001 have been reclassified to conform to the 2002 presentation.

NOTE 4--DEVELOPMENT STAGE

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. Such principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue as a going concern. The Company is dependent on its majority shareholder to fund its operations and costs associated with current acquisition, exploration and development of oil and gas properties. Management plans to obtain long-term capital funds through private and/or public securities offerings.

NOTE 5--SUBSEQUENT EVENTS

On July 19, 2002, the Company executed certain Agreements (Exchange Agreement and License Agreement for the Use of Proprietary Data) whereby it exchanged 1,000,000 shares of its $0.001 par value common stock for a no-fee license for the use of the licensor's proprietary seismic data. The Agreements are contemplated to remain in force for 30 years. It is a non-exclusive license and the Company may transfer the Data delivered by the licensor to third parties under certain conditions and the payment of a stipulated license fee.

In addition to the common stock transferred, the Company issued the licensor a warrant, expiring July 19, 2004, to purchase 750,000 shares of its common stock at $1.00 per share. At the licensor's option, the Company has agreed to register shares they hold along with any of the Company's equity securities registered under the Securities Act of 1933.

In another transaction, on July 18, 2002, the Company acquired, for total consideration of $10.00, a mineral royalty interest from an affiliate of the Company's sole director and executive officer. The interest acquired is a non-participating royalty of 5% of 8/8ths interest in all minerals produced from lands covering 300 acres in Lavaca County, Texas. The rights assigned were for a period of one year or for so long as a valid mineral lease exists for the aforementioned property.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Information

     This quarterly report on Form 10-QSB of Houston American Energy Corp., a Delaware corporation (the "Company"), for the six months ended June 30, 2002, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Results of Operations

     For the six months ended June 30, 2002, the Company incurred an operating loss of $161,389, which included an additional write down in the value of its oil and gas properties of $16,976. The Company's revenues during the period were $11,436 and its total expenses were $172,825, including the amount of the write down.

Liquidity and Capital Resources

     Management anticipates that the Company's current financing in place will meet its anticipated objectives and business operations for approximately the next 12 months. The Company's management continues to evaluate several producing property acquisitions as well as several drilling prospects. Subject to its ability to obtain adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those projects. Management intends to aggressively pursue prospect generation using the Millennium Seismic Data. Prospects can be expected to be sold to industry partners or funded with Company generated funds.

     As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB, which was filed with the SEC on March 27, 2002, the Company's revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company's wells, John F. Terwilliger, the Company's sole director and executive officer, continues to loan the Company the funds needed to continue its operations. To the extent the Company's revenue shortfall exceeds Mr. Terwilliger's willingness and ability to continue loaning the Company the funds needed for its operations, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of August 12, 2002, the Company has not entered into any negotiations with any third parties to provide such capital.

Recent Acquisitions

     On July 18, 2002, the Company acquired a term royalty interest for $10.00 from Marlin Data Research, Inc., an affiliate of our sole director and executive officer, John F. Terwilliger. The acquired royalty interest, which was conveyed pursuant to an Assignment of Term Royalty Interest and a Bill of Sale attached thereto, is an undivided non-participating royalty interest of five percent of 8/8ths interest in and to all of the oil, gas and other minerals produced from approximately 300 acres located in the Maxwell Steele Survey in Lavaca County, Texas. The term of the assignment of the royalty interest is for a period of one year or for so long as commercial oil or gas is produced from wells drilled within the term of the assignment (on the land covered by the assignment or lands pooled with such land) or for so long as a valid oil and gas mineral lease exists covering the lands or is executed during the term of the assignment. Management believes the Company has access to adequate lease funding to support the drilling of two wells on the covered acreage, which management hopes to complete by year end. Management believes this royalty will provide the Company with improved income and reserve potential, without further capital costs. The Assignment of Term Royalty Interest and the Bill of Sale were attached as exhibits to the Form 8-K filed by the Company with the SEC on July 23, 2002.

     On July 19, 2002, the Company and Millennium Seismic, Inc., a Texas corporation, entered into an Exchange Agreement and a License Agreement, whereby the Company acquired a license of Millennium's seismic data library. Pursuant to the terms of the License Agreement, the term of each licensing of data (pursuant to a Supplemental Agreement in each instance) shall be for a period of 30 years after the date Millennium delivers the required data to the Company. As consideration for the license, the Company issued Millennium 1,000,000 shares of the Company's common stock and a Stock Purchase Warrant entitling Millennium to purchase up to an additional 750,000 shares of the Company's common stock at a purchase price of $1.00 per share. The Stock Purchase Warrant, which expires on July 19, 2004, contains customary provisions relating to the adjustment of the exercisable number of warrant shares and the exercise price per share following certain actions by the Company. The Company and Millennium also entered into a Registration Rights Agreement dated July 19, 2002, whereby the Company granted Millennium the right, subject to certain limitations, to "piggyback" the common shares issued to Millennium, as well as any common shares Millennium purchases upon exercise of the Stock Purchase Warrant, on any registration of any of the Company's common stock or other capital stock. Copies of the Exchange Agreement, the License Agreement, the Warrant and the Registration Rights Agreement were attached as exhibits to the Form 8-K filed by the Company with the SEC on July 23, 2002.

                          PART II--OTHER INFORMATION

     Management believes it has access to lease funding to support this effort.

Item 1.  Legal Proceedings

     As of August 9, 2002, the Company is not involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     On July 19, 2002, the Company issued 1,000,000 shares of its common stock and a Stock Purchase Warrant to Millennium Seismic, Inc. The Stock Purchase Warrant entitles Millennium to purchase up to an additional 750,000 shares of the Company's common stock at a purchase price of $1.00 per share. For a discussion of the transaction related to the Company's issuance of these securities, please see "Item 2. Management's Discussion and Analysis or Plan of Operations - Recent Acquisitions."

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

    Exhibit No.                      Identification of Exhibit
    -----------                      -------------------------

      2.1** Amended and Restated Plan and Agreement of Merger dated as of September 26, 2001, between Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to
                Exhibit 2.1 to Amendment No. 5 to the Company's Registration Statement on Form SB-2, registration number 333-66638 (the "Company's Registration Statement"), filed with the SEC on November 30, 2001).
      3.1** Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001(incorporated by reference to Exhibit 3.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      3.2** Certificate of Merger Merging Opportunity Acquisition Company with and into Houston American Energy Corp. filed April 12, 2001 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      3.3** Bylaws of Houston American Energy Corp. adopted April 2, 2001 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      3.4** Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
      3.5** Certificate of Merger Merging Texas Nevada Oil & Gas Co. with and into Houston American Energy Corp. filed January 17, 2002 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 27,
                2002).
      4.1** Text of Common Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      4.2** Text of Preferred Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.1** Model Form Operating Agreement dated April 6, 2001, between Moose Operating Co., Inc. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).

    Exhibit No.                      Identification of Exhibit
    -----------                      -------------------------

      10.2** Agreement to Assign Interests in Oil and Gas Leases dated as of April 6, 2001, between Moose Oil & Gas Company and
                Houston American Energy Corp. (incorporated by reference to
                Exhibit 10.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.3**    Assignment of Interests in Oil and Gas Leases and Bill of
                Sale effective as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.4** Promissory Note of Houston American Energy Corp. in the amount of $216,981.06 dated April 15, 2001, payable to Moose Oil & Gas Company. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement filed with the SEC on August 3,
                2001).
      10.5** Plan and Agreement of Merger dated as of April 12, 2001, between Opportunity Acquisition Company and Houston
                American Energy Corp. (incorporated by reference to Exhibit
                10.5 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.6** Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company (incorporated by reference to
                Exhibit 10.6 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.7** First Amendment of Agreement dated as of July 31, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.(incorporated by reference to Exhibit 10.7 to the Company's Registration Statement filed with the SEC on August 3, 2001).
      10.8** Gas Purchase Contract #36-1599 dated as of May 1, 2001, between Kinder Morgan Texas Pipeline, L.P. and Moose Operating Co.,
                Inc. (incorporated by reference to Exhibit 10.8 to Amendment
                No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
      10.9** Gas Purchase Agreement dated July 31, 1997, between Dominion Pipeline Company (as predecessor-in-interest to Pinnacle
                Natural Gas Co.) and Moose Operating Co., Inc.(incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
      10.10** Model Form Operating Agreement dated December 11, 1997, between Louis Dreyfus Natural Gas Corp., Seisgen Exploration, Inc. and Moose Operating Co., Inc. (incorporated by reference to
                Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
      10.11** Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
      10.12** Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July 30, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
      10.13**   Exchange Agreement dated July 19, 2002, between Houston
                American Energy Corp. and Millennium Seismic, Inc.
                (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 23, 2002 (the "July 2002 8-K").
      10.14** License Agreement dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.2 to the July 2002 8-K).
      10.15**   Stock Purchase Warrant dated July 19, 2002, between Houston
                American Energy Corp. and Millennium Seismic, Inc.
                (incorporated by reference to Exhibit 2.3 to the July 2002 8-K).
      10.16** Registration Rights Agreement dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.4 to the July 2002 8-K).
      10.17** Assignment of Term Royalty Interest dated July 18, 2002, between Houston American Energy Cop. and Marlin Data Research, Inc. (incorporated by reference to Exhibit 2.5 to the July
                2002 8-K).

    Exhibit No.                      Identification of Exhibit
    -----------                      -------------------------

      10.18** Bill of Sale dated July 18, 2002, between Houston American Energy Cop. and Marlin Data Research, Inc. (incorporated by reference to Exhibit 2.6 to the July 2002 8-K).
      99.1 Certification of John F. Terwilliger, Chief Executive Officer and Chief Financial Officer of Houston American Energy Corp., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

----------
** Incorporated herein as indicated.

(b)  Reports on Form 8-K.

     On July 23, 2002, the Company filed a Form 8-K with the SEC related to the consummation of the Company's acquisition of (i) a term royalty interest from Marlin Data Research, Inc., which occurred on July 18, 2002, and (ii) a license of the seismic data library of Millennium Seismic, Inc., which occurred on July 19, 2002. No financial statements were required to be filed in connection with the Company's July 23rd 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON AMERICAN ENERGY CORP.

Dated August 13, 2002.

                                     By  /s/ John F. Terwilliger
                                        --------------------------------------
                                        John F. Terwilliger
                                        President (chief executive officer) and
                                        Treasurer (chief accounting officer)