Form 10QSB
period 2002-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2002-11-14
CIK 1156041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002.

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

      Check  whether  the  issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of the date of this report, 11,999,883 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    ---    ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .   3
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .   3
      Balance Sheet as of September 30, 2002 . . . . . . . . . . . . . . .   3
      Statement of Loss as of September 30, 2002 . . . . . . . . . . . . .   4
      Statement of Cash Flows as of September 30, 2002 . . . . . . . . . .   5
      Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .   6
  Item 2.  Management's Discussion and Analysis or Plan of Operation . . .   7
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   9
  Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   9
  Item  2.  Changes in Securities and Use of Proceeds. . . . . . . . . . .   9
  Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .   9
  Item  4.  Submission of Matters to a Vote of Security Holders. . . . . .   9
  Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .   9
  Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  10
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                          PART I- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.



                              HOUSTON AMERICAN ENERGY CORP.
                              (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEET
                                   SEPTEMBER 30, 2002
                                       (UNAUDITED)
========================================================================================

                                         ASSETS

CURRENT ASSETS
    Cash                                                                    $       292
    Accounts receivable - gas sales                                              15,682
    Prepaid expenses                                                              1,243
                                                                            ------------

                TOTAL CURRENT ASSETS                                             17,216
                                                                            ------------

PROPERTY, PLANT AND EQUIPMENT
    Oil and gas properties, full cost method
       Costs subject to amortization                                            653,373
       Costs not being amortized                                                131,895

    Furniture and equipment                                                       5,596
                                                                            ------------

                Total property, plant and equipment                             790,864
    Accumulated depreciation and depletion oil and gas properties              (639,166)
                                                                            ------------

                NET PROPERTY, PLANT AND EQUIPMENT                               151,697
                                                                            ------------

OTHER ASSETS                                                                      3,167
                                                                            ------------

    TOTAL ASSETS                                                            $   172,081
                                                                            ============

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                        $    70,174
    Accrued interest on shareholder loans                                       118,905
    Notes payable, shareholder                                                1,120,076
                                                                            ------------

                TOTAL CURRENT LIABILITIES                                     1,309,155
                                                                            ------------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001;
    100,000,000 shares authorized, 11,999,883 shares outstanding                 11,999
    Deficit accumulated in development stage                                 (1,149,074)
                                                                            ------------

                TOTAL SHAREHOLDERS' DEFICIT                                  (1,137,074)
                                                                            ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                             $   172,081
                                                                            ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       HOUSTON AMERICAN ENERGY CORP.
                                       (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF LOSS
                                                (UNAUDITED)
============================================================================================================

                                                                                                    FROM
                                                                                               APRIL 2, 2001
                                             FOR THE 9 MONTHS ENDED    FOR THE 3 MONTHS ENDED    (DATE OF
                                                  SEPTEMBER 30,            SEPTEMBER 30,       INCEPTION) TO
                                            ------------------------  ------------------------ SEPTEMBER 30,
                                                2002       2001(A)        2002       2001(A)       2002
                                            -----------  -----------  -----------  -----------  -----------
REVENUE                                     $    18,235  $     7,567  $     6,798  $     7,567  $    33,048
                                            -----------  -----------  -----------  -----------  -----------

LEASE OPERATING EXPENSE                          14,106        6,181        3,409        6,181       24,565
GENERAL AND ADMINISTRATIVE EXPENSE
      Accounting and legal                       52,219       19,927        9,385        5,775       72,147
      Rent                                       28,500            -        9,500            -       31,667
      Shareholder relations                       8,928            -            -            -        8,928
      Printing and duplicating                    4,844            -            -            -        5,153
      Registration fees                           4,415            -        1,849            -        4,415
      Telephone and fax                           5,815            -        1,904            -        5,815
      Dues and subscription                       3,211            -        1,539            -        3,211
      Miscellaneous                               3,801          225        2,484          225        5,378
DEPRECIATION AND DEPLETION                       10,267        1,100        3,169        1,100       47,859
INTEREST EXPENSE                                 81,605       20,960       28,624       15,596      125,207
WRITE-OFF OF MERGER EXPENSES                          -            -            -            -      256,470
WRITE-DOWN OF OIL AND GAS PROPERTIES
  DUE TO CEILING LIMITATION                      16,976      428,887            -      428,887      591,307
                                            -----------  -----------  -----------  -----------  -----------

TOTAL EXPENSES                                  234,689      477,280       61,863      457,764    1,182,122
                                            -----------  -----------  -----------  -----------  -----------

NET LOSS                                    $   216,454  $   469,713  $    55,065  $   450,197  $ 1,149,074
                                            ===========  ===========  ===========  ===========  ===========

BASIC AND DILUTED LOSS PER SHARE            $      0.02  $      0.04  $      0.00  $      0.04
                                            ===========  ===========  ===========  ===========

BASIC WEIGHTED AVERAGE SHARES                11,962,470   11,403,414   11,999,883   11,403,414
                                            ===========  ===========  ===========  ===========

(A) THE 2001 FINANCIAL INFORMATION IS FOR
THE PERIOD FROM INCEPTION - APRIL 2, 2001.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   HOUSTON AMERICAN ENERGY CORP.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
=======================================================================================================

                                                                                             FROM
                                                                                         APRIL 2, 2001
                                                                                           (DATE OF
                                                            FOR THE NINE MONTHS ENDED    INCEPTION) TO
                                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                           ----------------------------  --------------
                                                                2002           2001           2002
                                                           -------------  -------------  --------------
OPERATING ACTIVITIES
    Loss from operations                                   $   (216,454)  $   (469,713)  $  (1,149,074)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH FROM OPERATIONS
    Depreciation and depletion                                   10,267          1,100          47,859
    Write-down oil and gas properties                            16,976        428,887         591,307
    Non-cash expenses                                                 -              -         257,646
    (Increase) in accounts receivable                           (10,464)        (6,998)        (15,682)
    (Increase) decrease in prepaid expenses                       6,898              -          (1,244)
    (Increase) decrease in other assets                               -              -          (3,167)
    Increase in accounts payable and
      accrued expenses                                          101,113         20,271         189,080
                                                           -------------  -------------  --------------

    Net cash used by operations                                 (91,663)       (26,453)        (83,274)
                                                           -------------  -------------  --------------

CASH FLOW FROM INVESTING ACTIVITIES
    Acquisition of properties and assets                        (22,009)      (119,819)        (22,009)
                                                           -------------  -------------  --------------

CASH FLOW FROM FINANCING ACTIVITIES
    Sale of common stock                                            596          1,000           1,596
    Affiliate payable increase                                        -        146,200
    Loans from principal shareholder                            103,979              -         103,979
                                                           -------------  -------------  --------------

    Cash flow from financing activities                         104,576        147,200         105,576
                                                           -------------  -------------  --------------

DECREASE IN CASH                                                 (9,097)           928             292
    CASH, BEGINNING OF PERIOD                                     9,389              -               -
                                                           -------------  -------------  --------------

    CASH, END OF PERIOD                                    $        292   $        928   $         292
                                                           =============  =============  ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVIES
    Oil and gas properties acquired and deferred assets    $          -   $    664,597   $     768,854
    Non-cash expense                                                  -              -         257,646
    Note payable for oil and gas properties,
      deferred assets and expenses                               14,441        664,597       1,040,941
    Contributed capital from majority shareholder                     -         10,403          10,403

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOUSTON AMERICAN ENERGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)
                        ---------------------------------

NOTE  1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Houston American Energy Corp. (a Delaware Corporation) ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company completed a merger with Texas Nevada Oil and Gas Co. ("TNOG") on January 18, 2002. The Company issued 596,469 shares to the shareholders of TNOG resulting in an increase in the par value of common stock of $596. As the merger survivor, the Company retained the name Houston American Energy Corp.

NOTE  3. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2001 have been reclassified to conform to the 2002 presentation.

NOTE  4. - DEVELOPMENT STAGE

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. Such principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue as a going concern. From inception to date, the Company has been dependent on its majority shareholder to fund its operations and costs associated with current acquisition, exploration and development of oil and gas properties. Management plans to obtain long-term capital funds through private and/or public securities offerings for cash and properties.

NOTE  5. - RELATED PARTY TRANSACTION

On July 18, 2002, the Company acquired, for total consideration of $10.00, a mineral royalty interest from a company in which the Board Chairman and Chief Executive Officer had a controlling interestThe mineral interest acquired is a non-participating royalty of 5% of 8/8ths ownership in all minerals produced from lands covering 300 acres in Lavaca County, Texas. The rights assigned were for a period of one year or for so long as a valid mineral lease exists for the aforementioned property.

                          HOUSTON AMERICAN ENERGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)
                        ---------------------------------

NOTE  6. - CONTESTED ASSET SETTLEMENT


On July 19. 2002, the Company executed certain agreements whereby it exchanged 1,000,000 shares of its $0.001 par value common stock for a no-fee license for the use of the licensor's proprietary seismic data. In addition to the common stock transferred, the Company issued the licensor a warrant, expiring July 19, 2004, to purchase 750,000 shares of its common stock at $1.00 per share. At the licensor's option, the Company agreed to register issued shares along with any of the Company's equity securities registered under the Securities Act of 1933.


The licensor failed to deliver the proprietary seismic information and filed a lawsuit seeking to rescind the transaction. On November 11, 2002, the Company and the licensor agreed to rescind the transaction with the understanding that the issued shares and warrant rights would be cancelled. There was no other consideration and the asset purchase and common stock issue have not been recorded in these financial statements.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Information

     This quarterly report on Form 10-QSB of Houston American Energy Corp., a Delaware corporation (the "Company"), for the nine months ended September 30, 2002, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

RESULTS OF OPERATIONS

     For the nine months ended September 30, 2002, the Company incurred an operating loss of $216,454, which included an additional write down in the value of its oil and gas properties of $16,976. The Company's revenues during the period were $18,235 and its total expenses were $234,689, including the amount of the write down.

LIQUIDITY AND CAPITAL RESOURCES

     Management anticipates that the Company's current financing in place will meet its anticipated objectives and business operations for approximately the next 12 months. The Company's management continues to evaluate several producing property acquisitions as well as a number of drilling prospects. Subject to its ability to obtain adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those projects.

     As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB, which was filed with the SEC on March 27, 2002, the Company's revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company's wells, John F. Terwilliger, the Company's sole director and executive officer, continues to loan the Company the funds needed to continue its operations. To the extent the Company's revenue shortfall exceeds Mr. Terwilliger's willingness and ability to continue loaning the Company the funds needed for its operations, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, the Company has not entered into any negotiations with any third parties to provide such capital.

RECENT DEVELOPMENTS

     The first of two possible wells on the Company's term royalty acreage has been drilled and the Operator is attempting a completion. Management believes this well will result in a producer and if so it will contribute cash flow beginning in the first quarter of 2003. The Company has verbally agreed to participate for a fractional working interest equal to 3.5 percent in a deep test in Matagorda County, Texas and is awaiting documentation. This well will be drilled to 13,500 feet and has both developmental and exploration potential. The prospect consists of 735 acres and has multi-well potential. Management believes it has the funds secured to drill and complete the first well. The initial test well is scheduled to spud in 30 to 60 days.

     Management has two other prospects in South Texas under development. Leases have been forwarded to the landowners for one of the prospects for execution and lease terms are currently in negotiation regarding the second prospect. Lease funding is in place for both prospects and management believes leases will be in hand within a few weeks. These prospects are close in to existing production and management believes it will be in a position to cause wells to be drilled on both prospects in the near future. Management believes these prospects can be promoted within the industry and or to non-industry investors and that the Company will be able to get these wells drilled and retain a significant interest.

     On July 19, 2002, the Company and Millennium Seismic, Inc., a Texas corporation, entered into an Exchange Agreement and a License Agreement, whereby the Company acquired a license of Millennium's seismic data library. Pursuant to the terms of the License Agreement, the term of each licensing of data (pursuant to a Supplemental Agreement in each instance) was to be for a period of 30 years after the date Millennium delivered the required data to the Company. As consideration for the license, the Company issued Millennium 1,000,000 shares of the Company's common stock and a Stock Purchase Warrant entitling Millennium to purchase up to an additional 750,000 shares of the Company's common stock at a purchase price of $1.00 per share. The Stock Purchase Warrant, which was set to expire on July 19, 2004, contained customary provisions relating to the adjustment of the exercisable number of warrant shares and the exercise price per share following certain actions by the Company. The Company and Millennium also entered into a Registration Rights Agreement dated July 19, 2002, whereby the Company granted Millennium the right, subject to certain limitations, to "piggyback" the common shares issued to Millennium, as well as any common shares Millennium purchased upon exercise of the Stock Purchase Warrant, on any registration of any of the Company's common stock or other capital stock. Copies of the Exchange Agreement, the License Agreement, the Warrant and the Registration Rights Agreement were attached as exhibits to the Form 8-K filed by the Company with the SEC on July 23, 2002.

     Millennium failed to deliver the proprietary seismic information and filed a lawsuit seeking to rescind the transaction. On November 11, 2002, the Company and Millennium agreed to rescind the transaction with the understanding that the issued shares and warrant rights would be cancelled. There was no other consideration and the asset purchase and common stock issue have not been recorded in these financial statements.

                           PART II - OTHER INFORMATION

     Management  believes it has access to lease funding to support this effort.

ITEM  1. LEGAL PROCEEDINGS

     As of the date of this report, the Company is not involved in any legal proceedings other than the one with Millennium Seismic, Inc., which the parties have agreed to settle.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 19, 2002, the Company issued 1,000,000 shares of its common stock and a Stock Purchase Warrant to Millennium Seismic, Inc. The Stock Purchase Warrant entitled Millennium to purchase up to an additional 750,000 shares of the Company's common stock at a purchase price of $1.00 per share. For a discussion of the transaction related to the Company's issuance of these securities, please see "Item 2. Management's Discussion and Analysis or Plan of Operations - Recent Acquisitions." Inasmuch as the Company and Millennium, on November 11, 2002, agreed to rescind the transaction, the issued shares and warrant rights will be cancelled. There was no other consideration and the asset purchase and common stock issue have not been recorded in the financial statements included within this report.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM  5. OTHER INFORMATION

         None.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT
----------                       -------------------------

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

EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT
----------                       -------------------------

  10.9** Gas Purchase Agreement dated July 31, 1997, between Dominion Pipeline Company (as predecessor-in-interest to Pinnacle Natural Gas Co.) and Moose Operating Co., Inc. (incorporated by reference to
            Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
  10.10** Model Form Operating Agreement dated December 11, 1997, between Louis Dreyfus Natural Gas Corp., Seisgen Exploration, Inc. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
  10.11** Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
  10.12** Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July 30, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
  10.13** Exchange Agreement dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 23, 2002 (the "July 2002 8-K").
  10.14** License Agreement dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.2 to the July 2002 8-K).
  10.15** Stock Purchase Warrant dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.3 to the July 2002 8-K).
  10.16** Registration Rights Agreement dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.4 to the July 2002 8-K).
  10.17** Assignment of Term Royalty Interest dated July 18, 2002, between Houston American Energy Cop. and Marlin Data Research, Inc. (incorporated by reference to Exhibit 2.5 to the July 2002 8-K).
  10.18** Bill of Sale dated July 18, 2002, between Houston American Energy Cop. and Marlin Data Research, Inc. (incorporated by reference to
            Exhibit  2.6  to  the  July  2002  8-K).
  99.1 Certification of John F. Terwilliger, Chief Executive Officer and Chief Financial Officer of Houston American Energy Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
__________
**   Incorporated herein as indicated.


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

     On September 30, 2002, the Company filed a Form 8-K with the SEC related to the lawsuit filed by Millennium Seismic, Inc. on September 20, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOUSTON AMERICAN ENERGY CORP.

Dated  November 14, 2002.


                                      By /s/  John  F.  Terwilliger
                                         ---------------------------------------
                                         John  F.  Terwilliger
                                         President (chief executive officer) and
                                         Treasurer (chief accounting officer)

                                                                    EXHIBIT 99.1
                  CERTIFICATION PURSUANT TO 18 U.S.C. SEC.1350,
                      AS ADOPTED PURSUANT TO SEC.906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Houston American Energy Corp., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Terwilliger, President (chief executive officer) and Treasurer (chief accounting officer) of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                      By /s/  John  F.  Terwilliger
                                         ---------------------------------------
                                         John  F.  Terwilliger
                                         President (chief executive officer) and
                                         Treasurer (chief accounting officer) of
                                         Houston  American  Energy  Corp.
                                         November 14, 2002