Form 10QSB/A
period 2002-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2002-11-20
CIK 1156041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

ITEM 3. CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures
             ------------------------------------------------

     The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 11, 2002, and they have concluded that these controls and procedures are effective.

     (b)     Changes  in  Internal  Controls
             -------------------------------

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 11, 2002.


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