Form 10KSB
period 2002-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2003-03-31
CIK 1156041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

        For the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  _______  to  ________
        Commission  file  number:  ____________


                          HOUSTON AMERICAN ENERGY CORP.
                 (Name of small business issuer in its charter)

                 Delaware                                76-0675953
   (State or other jurisdiction                           (I.R.S.
 of incorporation or organization)              Employer Identification No.)

       801 Travis Street, Suite 2020, Houston, Texas           77002
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2002 were $25,805.

     As of March 20, 2003, the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $1,534,944. Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person. As of March 20, 2003, the registrant had a total of 14,508,217 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  NoX
                                                                         -

Documents  incorporated  by  reference:  None.

Forward-Looking  Information

     This annual report on Form 10-KSB of Houston American Energy Corp., a Delaware corporation, for the year ended December 31, 2002, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; our ability to minimize expenses and exposures related to its oil and gas properties in which other companies have control over the operations conducted on such properties; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; our current dependency on John F. Terwilliger, our sole director and executive officer, to continue funding our operations and, to the extent he should ever become unwilling to do so, our ability to obtain additional necessary financing to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this report to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of its public disclosure practices.

                                             TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .   9
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         Item 5.  Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . .   9
         Item 6.  Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . .   9
         Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  10
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         Item  9.  Directors and Executive Officers. . . . . . . . . . . . . . . . . . . . . . . . . .  10
         Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         Item 11.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . .  11
         Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . .  11
         Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .  12
         Item 14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                  PART I

ITEM  1.       DESCRIPTION  OF  BUSINESS

CURRENT  STRATEGY

     Houston American Energy Corp. is an oil and gas exploration and production company. In addition to seeking out oil and gas prospects using advanced seismic techniques, we utilize the contacts of John F. Terwilliger, our sole director and executive officer, to identify potential acquisition targets in the Onshore Texas Gulf Coast Region of the State of Texas, where Mr. Terwilliger has been involved in oil and gas exploration and production activities since 1983. Further, we have through an interest in a limited liability company, interests in two concessions in the South American country of Colombia. As a result, we expect to be active in Colombia for the foreseeable future. Moreover, as well as our own drilling activities and acquisition strategy, we may also encourage others in the oil and gas industry to enter into partnerships or joint ventures with us for the purpose of acquiring properties and conducting drilling and exploration activities.

EXPLORATION  AND  DEVELOPMENT  ACTIVITIES

     Our exploration and development activities focus on the identification and drilling of new productive wells and the acquisition of existing producing wells from other producers. We will be developing our interests in Colombia through both exploratory and development drilling.

DRILLING  ACTIVITIES

     From December 31, 2001 through March 20, 2003, we drilled four wells and completed two gross wells (0.004 net wells) and are currently completing a third gross well (0.035 net well). The two completed wells are awaiting pipeline hookup and production facilities in order to go into production.

     We expect to drill two wells on our existing leaseholds in Jackson and Lavaca Counties in Texas in 2003. On one of our concession interests in Colombia in South America, we expect to drill one more well in 2003. Currently, we are acquiring 3D seismic data covering a part of our other concession interests in Colombia, and we believe this will result in two more wells to be drilled in 2003.

     We are engaged in generating additional drilling prospects in 2003 on the Texas Gulf Coast which may result in the drilling of additional wells.

     The following table summarizes our development drilling activity for the period from January 1, 2002 through March 25, 2003. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells. With respect to the productive wells, one well is an oil well and two wells are natural gas wells.

              TOTAL                   PRODUCTIVE                      DRY
              -----                   ----------                      ---
      DRILLED        NET         DRILLED        NET          DRILLED        NET
      -------       ----         -------      -----          -------      -----
         4          0.20            3         0.075             1         0.125


     A "gross well" is a well in which we own a working interest. A "net well" is deemed to exist when the sum of the fractional working interests in gross wells equals one.

MARKETING

     We market substantially all of the gas we produce to Kinder Morgan Pipeline, Inc., pursuant to a gas purchase agreement we entered into with respect to the Kalmus No. 1 well. The agreement requires us to sell all of the gas we produce from this well to the purchaser at fluctuating prices, which are based on a monthly gas index. Our oil production from our Tambaqui No. 1 well in Colombia is sold on international spot markets.

PRODUCTION

     The Kalmus No. 1 well, in which we own a 0.20 working interest and a
0.14965 net revenue interest, from January 1, 2002 through January 31, 2003 has produced a total of 70,194 Mcf, or thousand cubic feet, of gas. After netting gas used for lease compression and gas attributed to line loss, 66,852 Mcf of gas produced from the well was sold, which represents approximately 10,008.10 net Mcf to Houston American based on our ownership interest in the well. The gas produced from the well from January 1, 2002 through January 31, 2003 was sold at an average price of approximately $3.09 per Mcf, which resulted in total revenues of approximately $29,462.84 after deducting production taxes to Houston American based on our net revenue interest in the well.

RESERVES

     We obtained an independent reserve report of our producing wells as of December 31, 2002, which indicated that there was an impairment of the oil and gas properties. As a result, we wrote down the value of our properties by $109,573 to the present value of the estimated recoverable amount of oil and gas. At December 31, 2002, our estimated reserves included 18,872 Mcf of gas and no oil. The write down of $109,573 is included in our losses of $1,327,004 through December 31, 2002.

     Our business strategy requires us to develop reserves through the acquisition of proved natural gas and oil properties, further development of our existing properties, and exploration activities.

     We expect to continue incurring costs to acquire, explore and develop oil and gas properties, and our management predicts that these costs, together with general and administrative expenses, will exceed our revenues. It is anticipated that the source of funds to carry out exploration and development will come from a combination of our production revenues, sales of our securities, and funds from other sources.

     We periodically review the carrying value of our natural gas and oil properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved natural gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10 percent. Application of this "ceiling" test requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. In the future, we may be required to further write down the carrying value of our natural gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against our earnings. Once incurred, a write down of the carrying value of our natural gas and oil properties is not reversible at a later date.

RISKS  RELATED  TO  OUR  OIL  AND  GAS  OPERATIONS

     Operational Hazards and Insurance. Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market related can cause a well to become uneconomical or only marginally profitable. Our business involves a variety of operating risks which may adversely affect our profitability, including:

     -    fires;

     -    explosions;

     -    blow-outs and surface cratering;

     -    uncontrollable flows of oil, natural gas, and formation water;

     - natural disasters, such as hurricanes and other adverse weather conditions;

     -    pipe, cement, or pipeline failures;

     -    casing collapses;

     -    embedded oil field drilling and service tools;

     -    abnormally pressured formations; and

     - environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

     In accordance with industry practice, our insurance protects us against some, but not all, operational risks. Further, we do not carry business interruption insurance at levels that would provide enough cash for us to continue operating without access to additional funds. As pollution and environmental risks generally are not fully insurable, our insurance may be inadequate to cover any losses or exposure for such liability.

     Volatility of Oil and Gas Prices. As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas, oil, and condensate. Our realized profits affect the amount of cash flow available for capital expenditures. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors that are beyond Houston American's control. Among the factors that can cause the volatility of oil and gas prices are:

     - worldwide or regional demand for energy, which is affected by economic conditions;

     -    the domestic and foreign supply of natural gas and oil;

     -    weather conditions;

     -    domestic and foreign governmental regulations;

     -    political conditions in natural gas and oil producing regions;

     - the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

     -    the price and availability of other fuels.

OPERATIONS  IN  COLOMBIA

     As described elsewhere in this report, we currently have interests in two concessions in the South American country of Colombia and expect to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of our Colombian operations, we may be forced to abandon or suspend our efforts. Either of such events could be harmful to our expected business prospects.

COMPETITION

     Competition in the oil and gas industry is intense and we compete with major and other independent oil and gas companies with respect to the acquisition of producing properties and proved undeveloped acreage. Our competitors actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop the properties. Many of those competitors, however, have financial resources and exploration and development budgets that are substantially greater than ours and may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can do so, which would adversely affect our competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our capability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

GOVERNMENTAL  REGULATION

     Our business and the oil and gas industry in general are subject to extensive laws and regulations, including environmental laws and regulations. As such, we may be required to make large expenditures to comply with environmental and other governmental regulations. State and federal regulations, including those enforced by the Texas Railroad Commission as the primary regulator of the oil and gas industry in the State of Texas, are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir and control contamination of the environment. Matters subject to regulation in the State of Texas include:

     -    location  and  density  of  wells;

     - the handling of drilling fluids and obtaining discharge permits for drilling operations;

     - accounting for and payment of royalties on production from state, federal and Indian lands;

     - bonds for ownership, development and production of natural gas and oil properties;

     -    transportation  of  natural  gas  and  oil  by  pipelines;

     -    operation  of  wells  and  reports  concerning  operations;  and

     -    taxation.

     Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our operating costs.

     Natural gas operations are subject to various types of regulation at the federal, state and local levels. Prior to commencing drilling activities for a well, we are required to procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies. Permits and approvals include those for the drilling of wells, and regulations including maintaining bonding requirements in order to drill or operate wells and the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with operations.

     Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units and the density of wells, which may be drilled and the unitization or pooling of natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore, more difficult to develop a project if the operator owns less than 100 percent of the leasehold.

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

     Environmental Regulations. Our operations are subject to additional laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. It appears that the trend of more expansive and stricter environmental legislation and regulations will continue.

     We generate wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes, which have limited the approved methods of disposal for some hazardous wastes. Additional wastes may be designated as "hazardous wastes" in the future, and therefore become subject to more rigorous and costly operating and disposal requirements. Although management believes that we utilize good operating and waste disposal practices, prior owners and operators of our properties may not have done so, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under locations where wastes have been taken for disposal. These properties and the wastes disposed on the properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws, which require the removal and remediation of previously disposed wastes, including waste disposed of or released by prior owners or operators.

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

EMPLOYEES

     As of March 20, 2003, we had one full-time employee and no part time employees. The employee is not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement. If our operations continue to grow as expected, we anticipate hiring as many as three additional employees over the next six to eight months.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     As of March 20, 2003, we had leasehold interests in four oil and gas properties in Lavaca County, Texas, which represent a total of 230.0 gross and
19.75 net developed acres and 45.25 gross and 45.25 net undeveloped acres. In Jackson County, Texas we have 80 gross and 80 net undeveloped acres and no developed acres. In Colombia, we have 317,080 gross and 14,519.80 net undeveloped acres and 320 gross and 22.4 net developed acres. A "gross acre" is an acre in which a working interest is owned. The number of gross acres represents the sum of acres in which a working interest is owned. A "net acre" is deemed to exist when the sum of the fractional working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests in gross acres expressed in whole numbers or fractions.

     We currently lease approximately 2,000 square feet of office space in Houston, Texas as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The monthly rental under the lease, which expires on November 30, 2006, is $3,302.59.

ITEM  3.     LEGAL  PROCEEDINGS

          As of March 20, 2003, we are not involved in any legal proceedings.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Since January 22, 2002, our common stock has been listed on the OTC Bulletin Board under the symbol "HUSA."

     During the period from January 22, 2002 through March 20, 2003, the high and low bid prices for our common stock were $0.75 and $0.10, respectively. The foregoing quotations of the high and low bid price of our common stock reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     As of the close of business on February 28, 2003, our outstanding common stock was held by approximately 1,006 beneficial holders of record. We have never paid dividends on our common stock. Since we anticipate that all of our future earnings will be retained for the development of our business, we do not expect to pay any cash dividends in the foreseeable future. Any actual payment of future dividends will be at the discretion of our board of directors and will be based on our future earnings, financial condition, capital requirements and other relevant factors.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in this report.

RESULTS  OF  OPERATIONS

     Since inception on April 2, 2001 to December 31, 2002, we have incurred an operating loss of $1,327,004 which included a write down in the value of our oil and gas properties of $574,331 as a result of the findings of an independent reserve report conducted as of December 31, 2001 and a write down of $109,573 as of December 31, 2002. Our revenues during that period were approximately $40,619 and our total expenses were $683,719, excluding the amount of the write down. The total expenses of $683,719 included $256,470 of nonrecurring expenses related to our formation and the process of taking us public.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Management anticipates that our current financing arrangements will meet our anticipated objectives and business operations for the next 12 months. For that period, we anticipate that our share of the costs associated with our anticipated drilling program will be about $350,000. Additionally, our management is currently evaluating several producing property acquisitions as well as several drilling prospects. Over the next few months, we expect to enter into definitive agreements on one or more of these projects, subject to our ability to obtain adequate financing at that time.

     As discussed by our accountants in the audited financial statements included in this report, our revenue is currently insufficient to cover our costs and expenses. In addition to the income received from our wells, John F. Terwilliger, our sole director and executive officer, continues to loan us the funds needed to finance our ongoing operations. To the extent our revenue shortfall exceeds Mr. Terwilliger's willingness and ability to keep on loaning us the funds needed for our operations, we anticipate raising any necessary capital from outside investors coupled with banks or mezzanine lenders. As of March 20, 2003, we have not entered into any negotiations with any third parties to provide such capital.

ITEM  7.     FINANCIAL  STATEMENTS

     Our financial statements are set forth immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     John F. Terwilliger, age 55, is our sole director and executive officer. Mr. Terwilliger has been our president, secretary and treasurer since our inception in April 2001. Since 1988, Mr. Terwilliger has served as the chairman of the board and president of Moose Oil & Gas Company, and its wholly-owned subsidiary, Moose Operating Co., Inc., both Houston, Texas based companies. Prior to 1988, Mr. Terwilliger was the chairman of the board and president of Cambridge Oil Company, a Houston, Texas based oil exploration and production company. Mr. Terwilliger served in the United States Army, receiving his honorable discharge in 1969.

     On April 9, 2002, Moose Oil & Gas Company and its wholly-owned subsidiary, Moose Operating Co., Inc., filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code in Cause No. 02-33891-H507: 02-22892, in the United States District Court for the Southern District of Texas, Houston Division. At the time of the filing of the bankruptcy petition, Mr. Terwilliger was the chairman of the board and president of both Moose Oil & Gas Company and Moose Operating Co., Inc. Mr. Terwilliger resigned those positions on April 9, 2002.

     Although, on the date of this report we have only one director, our board of directors is divided into three classes, each elected for staggered three-year terms. Mr. Terwilliger, our only director, is a Class C director. His term is scheduled to expire at the third annual meeting following the end of our 2001 fiscal year. Our executive officers are elected by our board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  REQUIREMENTS

     Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that Mr. Terwilliger, our sole director and executive officer, and O. Lee Tawes, a principal stockholder, complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, during 2002.

ITEM  10.     EXECUTIVE  COMPENSATION

     During the period from our inception on April 1, 2001 through March 20, 2003, Mr. Terwilliger has not received a salary or any other compensation for the services he has provided to us.

     We do not compensate our directors for serving in such capacity. As of March 20, 2003, we have not issued any options or warrants to purchase shares of our common stock.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our issued and outstanding common stock as of March 20, 2003, by
(i) each person or entity known to beneficially own more than five percent of our common stock, and (ii) John F. Terwilliger, our sole director and executive officer.

NAME AND ADDRESS OF BENEFICIAL OWNER                  SHARES BEN   EFICIALLY
----------------------------------------------------  ----------  -----------
                                                         OWN        ED (3)
                                                      ----------  -----------
                                                        NUMBER    PERCENT (4)
                                                      ----------  -----------
John F. Terwilliger (1). . . . . . . . . . . . . . .   7,470,695        51.49
Orrie Lee Tawes (2). . . . . . . . . . . . . . . . .   2,651,968        18.28
  All directors and officers as a group (one person)   7,470,695        51.49
__________

(1) Mr. Terwilliger's address is c/o Houston American Energy Corp., 801 Travis, Suite 2020, Houston, Texas 77002.
(2) Mr. Tawes' address is c/o O. Lee Tawes III, C.E. Unterberg Towbin, 350 Madison Avenue, 8th Floor, New York, New York 10017.
(3)  Beneficial ownership is determined in accordance with the rules of the SEC.
(4) Based on 14,508,217 shares of our common stock outstanding as of March 20, 2003.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Our oil and gas properties were purchased, at cost, from Moose Oil & Gas Company, a Texas corporation and an affiliate of John F. Terwilliger, our sole director and executive officer. As payment for the properties, we issued Moose Oil & Gas a promissory note in the amount of $216,981, which, as discussed below, was paid in July 2001.

     On April 6, 2001, we entered into an Operating Agreement with Moose Operating Co., Inc., a Texas corporation and a subsidiary of Moose Oil & Gas. Under the terms of the Operating Agreement, Moose Operating has full control over the drilling activities to be conducted on our current leaseholds in Lavaca County, Texas. Although Moose Operating is initially responsible for the payment of all costs associated with development and operation, we, along with Moose Oil & Gas, is ultimately responsible for our proportionate share of the costs based on our respective working interests.

     In order to secure repayment of the operating costs, the Operating Agreement grants Moose Operating a security interest in our proportionate share of the oil or gas produced from any wells. In addition to being entitled to utilize and receive payment for the use of our own equipment and labor in conducting the operations, the Operating Agreement entitles Moose Operating to receive monthly fixed overhead payments of $4,500 per well being drilled and $500 per producing well. The monthly fixed overhead payments to Moose Operating were determined based on competitive rates.

     In July, 2001, we borrowed approximately $664,000 from John F. Terwilliger, our sole director and executive officer. The notes bear interest at a rate of 10 percent per annum and are due on demand. Our payment of the notes is secured by our interests in our oil and gas properties. Should we fail to make any required payment or otherwise default on the note, Mr. Terwilliger would have the right to foreclose on our interests in our oil and gas properties.

     We utilized a portion of the funds borrowed from Mr. Terwilliger to pay the principal and accrued interest on the $216,981 promissory note that was payable to Moose Oil & Gas Company upon the purchase of our oil and gas properties, and to repay Moose Operating for the operating expenses and drilling and completing costs it had advanced on our behalf pursuant to the Operating Agreement.

     The bankruptcy proceedings involving Moose Oil & Gas Company and Moose Operating Co., Inc. are not expected to have any effect on their obligations with respect to Operating Agreement.

     As of December 31, 2002, we borrowed $1,128,522.63 from Mr. Terwilliger. The note, which bears interest at a rate of 10 percent per annum, is due on demand and is unsecured.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits.



EXHIBIT NO.                                     IDENTIFICATION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------------

2.1**        Amended and Restated Plan and Agreement of Merger dated as of September 26, 2001, between Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to our Registration Statement on Form SB-2,
             registration number 333-66638 (the "Company's Registration Statement"), filed with the SEC on November 30, 2001).
3.1**        Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001
             (incorporated by reference to Exhibit 3.1 to our Registration Statement filed with the SEC on
             August 3, 2001).
3.2**        Certificate of Merger Merging Opportunity Acquisition Company with and into Houston
             American Energy Corp. filed April 12, 2001 (incorporated by reference to Exhibit 3.2 to our
             Registration Statement filed with the SEC on August 3, 2001).
3.3**        Bylaws of Houston American Energy Corp. adopted April 2, 2001 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed with the SEC on August 3, 2001).
3.4**        Certificate of Amendment to the Certificate of Incorporation of Houston American Energy
             Corp. filed September 25, 2001 (incorporated by reference to Exhibit 3.4 to Amendment No.
             1 to our Registration Statement filed with the SEC on October 1, 2001).
3.5**        Certificate of Merger Merging Texas Nevada Oil & Gas Co. with and into Houston American
             Energy Corp. filed January 17, 2002.
4.1**        Text of Common Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.1 to our Registration Statement filed with the SEC on August 3, 2001).
4.2**        Text of Preferred Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.2 to our Registration Statement filed with the SEC on August 3, 2001).
10.1**       Model Form Operating Agreement dated April 6, 2001, between Moose Operating Co., Inc.
             and Houston American Energy Corp. (incorporated by reference to Exhibit 10.1 to our
             Registration Statement filed with the SEC on August 3, 2001).
10.2**       Agreement to Assign Interests in Oil and Gas Leases dated as of April 6, 2001, between
             Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.2 to our Registration Statement filed with the SEC on August 3, 2001).
10.3**       Assignment of Interests in Oil and Gas Leases and Bill of Sale effective as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.3 to our Registration Statement filed with the SEC on August 3, 2001).
10.4**       Promissory Note of Houston American Energy Corp. in the amount of $216,981.06 dated
             April 15, 2001, payable to Moose Oil & Gas Company (incorporated by reference to Exhibit
             10.4 to our Registration Statement filed with the SEC on August 3, 2001).
10.5**       Plan and Agreement of Merger dated as of April 12, 2001, between Opportunity Acquisition
             Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.5 to our Registration Statement filed with the SEC on August 3, 2001).


10.6**       Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets,
             Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company
             (incorporated by reference to Exhibit 10.6 to our Registration Statement filed with the SEC on
             August 3, 2001).
10.7**       First Amendment of Agreement dated as of July 31, 2001, between Unicorp, Inc., Equitable
             Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.
             (incorporated by reference to Exhibit 10.7 to our Registration Statement filed with the SEC on
             August 3, 2001).
10.8**       Gas Purchase Contract #36-1599 dated as of May 1, 2001, between Kinder Morgan Texas
             Pipeline, L.P. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.8 to
             Amendment No. 1 to our Registration Statement filed with the SEC on October 1, 2001).
10.9**       Gas Purchase Agreement dated July 31, 1997, between Dominion Pipeline Company (as predecessor-in-interest to Pinnacle Natural Gas Co.) and Moose Operating Co., Inc.
             (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement
             filed with the SEC on October 1, 2001).
10.10**      Model Form Operating Agreement dated December 11, 1997, between Louis Dreyfus Natural
             Gas Corp., Seisgen Exploration, Inc. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement filed with the
             SEC on October 1, 2001).
10.11**      Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2,
             2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.11 to
             Amendment No. 4 to our Registration Statement filed with the SEC on November 21, 2001).
10.12**      Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July
             30, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.12 to
             Amendment No. 4 to our Registration Statement filed with the SEC on November 21, 2001).
10.13**      Exchange Agreement executed on July 19, 2002 between the registrant and Millennium
             Seismic, Inc. (incorporated by reference as Exhibit 2.1 to Form 8-K filed with the SEC on
             July 23, 2002).
10.14**      License Agreement executed on July 19, 2002 between the registrant and Millennium
             Seismic, Inc. (incorporated by reference as Exhibit 2.2 to Form 8-K filed with the SEC on
             July 23, 2002).
10.15**      Warrant Agreement executed on July 19, 2002 between the registrant and Millennium
             Seismic, Inc. (incorporated by reference as Exhibit 2.3 to Form 8-K filed with the SEC on
             July 23, 2002).
10.16**      Registration Rights Agreement executed on July 19, 2002 between the registrant and
             Millennium Seismic, Inc. (incorporated by reference as Exhibit 2.4 to Form 8-K filed with the
             SEC on July 23, 2002).
10.17**      Assignment of Term Royalty Agreement executed on July 18, 2002 by Marlin Data Research,
             Inc. (incorporated by reference as Exhibit 2.5 to Form 8-K filed with the SEC on July 23,
                                                                                                      2002).
10.18**      Bill of Sale executed on July 18, 2002 by Marlin Data Research, Inc. and the registrant
             (incorporated by reference as Exhibit 2.6 to Form 8-K filed with the SEC on July 23, 2002).
10.19**      Agreement between the registrant and Rio Exploration Company dated January 15, 2003,
             (incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on February 12,
                                                                                                      2002).
10.20*       Compromise Settlement Agreement and Complete Release of All Lawsuits by and between
             Millennium Seismic, Inc. and Houston American Energy Corp. and John F. Terwilliger.
10.21*       Promissory Note of Houston American Energy Corp. in the amount of $1,128,522.63 dated
             December 31, 2002, payable to John F. Terwilliger.
99.1*        Certification of John F. Terwilliger, chief executive officer, pursuant to 18 U.S.C. Subsection
             1350 as adopted pursuant to Subsection 906 of the Sarbanes-Oxley Act of 2002.
99.2*        Certification of John F. Terwilliger, chief financial officer, pursuant to 18 U.S.C. Subsection
             1350 as adopted pursuant to Subsection 906 of the Sarbanes-Oxley Act of 2002.
__________

*   Filed  herewith.
**  Incorporated  herein  as  indicated.

(b)     Reports  on  Form  8-K.

     1. Texas Nevada Oil & Gas Co., a Texas corporation, which merged with and into Houston American Energy Corp. on January 22, 2002, filed a report on Form 8-K on November 16, 2001, related to the Amended and Restated Plan and Agreement of Merger the companies entered into as of September 26, 2001, a copy of which was attached as an exhibit to the Form 8-K. Financial statements were not required to be filed in connection with the Form 8-K.

     2. On July 23, 2002, the registrant filed a report on Form 8-K related to an Exchange Agreement executed on July 19, 2002 between the registrant and Millennium Seismic, Inc., whereby Millennium acquired 1,000,000 shares of the registrant's common stock in exchange for Millennium's issuance to the registrant of a no fee License Agreement for Use of Proprietary Data relating to the registrant's utilization of Millennium's seismic data.

     3. On September 30, 2002, the registrant filed a report on Form 8-K related to a petition filed on September 20, 2002 in the district courts of Harris County, Texas by Millennium Seismic, Inc. filed against the registrant and John F. Terwilliger, the registrant's sole director and executive officer. The filing of the petition relates to the agreements Millennium and the Registrant entered into on July 19, 2002.

     4. On February 12, 2003, the registrant filed a report on Form 8-K related to the agreement between the registrant and Rio Exploration Company dated January 15, 2003 whereby the registrant acquired from Rio a 12.5 percent interest of 100 percent interest in Hupecol, LLC, a Texas limited liability company, and the Tambaqui Association Contract composed of 36,000 hectares, more or less, and to be known as the Tambaqui Association Contract issued by ECOPETROL and the State of Casanare, Colombia. Financial statements were not required to be filed in connection with the Form 8-K.

ITEM  14.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     The registrant's chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of March 20, 2003, and they have concluded that these controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 20, 2003.







                            INTENTIONALLY LEFT BLANK

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HOUSTON  AMERICAN  ENERGY  CORP.


Dated  March  28,  2003



                                         By  /s/  John  F.  Terwilliger
                                           ----------------------------
                                             John  F.  Terwilliger,  President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                        Signature                  Title                Date
-------------------  -----------------------  -----------------------  --------------
John F. Terwilliger  /s/ John F. Terwilliger  Director, President,     March 28, 2003
                                              Treasurer and Secretary

                                   INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Balance Sheet as of December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
Statement of Loss From April 2, 2001 (Date of Inception) to December 31, 2002 . . . . . . . .  F-4
Statement of Shareholders' Deficit Accumulated in Development Stage From
     April 2, 2001 (Date of Inception) to December 31, 2002 . . . . . . . . . . . . . . . . .  F-5
Statement of Cash Flows Unaudited From April 2, 2001 (Date of Inception) to December 31, 2002  F-6
Notes to the Financial Statements From April 2, 2001 (Date of Inception) to December 31, 2002  F-7

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Houston American Energy Corp. (a development stage company) as of December 31, 2002 and the related statements of loss, shareholders' deficit, and cash flows for the year December 31, 2002, for the period from April 2, 2001 (date of inception), to December 31, 2001 and for the period from April 2, 2001 (date of inception), to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Houston American Energy Corp. as of December 31, 2002, and the results of its operations and its cash flows for the year December 31, 2002 and for the period from April 2, 2001 (date of inception) to December 31, 2001, and from April 2, 2001 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage as of December 31, 2002 has suffered recurring losses from operations, has a net working capital deficit, which raises substantial doubt about its ability to continue as a going concern. As discussed in Note 2 to the financial statements, successful completion of the Company's fund raising activities and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenue adequate to support the Company's cost structure. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                           Thomas  Leger  &  Co.,  L.L.P.

February  21,  2003
Houston,  Texas

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                           $       939
  Accounts receivable                                                  7,140
  Prepaid expenses                                                     7,026
                                                                 ------------

      TOTAL CURRENT ASSETS                                            15,105
                                                                 ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties, full cost method
    Costs subject to amortization                                    785,268
    Costs not being amortized                                        188,418
  Office equipment                                                     5,595
                                                                 ------------
  Total property, plant and equipment                                979,281
  Accumulated depreciation and depletion oil and gas properties     (745,661)
                                                                 ------------

      PROPERTY, PLANT AND EQUIPMENT, NET                             233,620
                                                                 ------------

OTHER ASSETS                                                           4,745
                                                                 ------------

  TOTAL ASSETS                                                   $   253,470
                                                                 ============

            LIABILITIES AND SHAREHOLDERS' DEFICIT
---------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                               $     5,245
  Accrued interest on shareholder loans                              149,706
  Notes payable, shareholder                                       1,128,523
                                                                 ------------

      TOTAL CURRENT LIABILITIES                                    1,283,474
                                                                 ------------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001;
  100,000,000 shares authorized, 13,424,883 shares outstanding        13,425
Additional paid-in capital                                           283,575
Deficit accumulated in development stage                          (1,327,004)
                                                                 ------------

      TOTAL SHAREHOLDERS' DEFICIT                                 (1,030,004)
                                                                 ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $   253,470
                                                                 ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           HOUSTON AMERICAN ENERGY CORP.
                            A DEVELOPMENT STAGE COMPANY
                                 STATEMENT OF LOSS


                                                                     From April 2,
                                            For The Year Ended       2001 (Date of
                                        --------------------------   Inception) to
                                               December 31,          December 31,
                                        ------------  ------------  ---------------
                                            2002        2001(a)          2002
                                        ------------  ------------  ---------------
REVENUE                                 $    25,805   $    14,814   $       40,619
                                        ------------  ------------  ---------------

EXPENSES OF OPERATIONS
  Lease operating expense                    19,397        11,019           30,416
  General and administrative expense
    Accounting and legal                     93,688        19,927          113,615
    Rent                                     38,000         3,167           41,167
    Shareholder relations                    30,092             -           30,092
    Printing and duplicating                  6,082           309            6,391
    Registration fees                        11,825             -           11,825
    Telephone and fax                         9,583             -            9,583
    Dues and subscription                     3,623             -            3,623
    Miscellaneous                             4,625         1,017            5,642
  Depreciation and depletion                 24,166        37,592           61,758
  Interest expense                          112,405        43,602          156,008
  Write-off of merger expenses                    -       256,470          256,470
  Write-down of oil and gas properties
    due to ceiling limitation               109,573       574,331          683,904
  Gain from settled accounts payable        (42,870)            -          (42,870)
                                        ------------  ------------  ---------------
    Total  expenses                         420,189       947,434        1,367,623
                                        ------------  ------------  ---------------

FEDERAL INCOME TAXES                              -             -                -
                                        ------------  ------------  ---------------

NET LOSS                                $  (394,384)  $  (932,620)  $   (1,327,004)
                                        ============  ============  ===============

BASIC AND DILUTED LOSS PER SHARE        $     (0.03)  $     (0.08)
                                        ============  ============

BASIC WEIGHTED AVERAGE SHARES            12,119,842    11,403,414
                                        ============  ============

      (a) THE 2001 FINANCIAL INFORMATION IS FOR THE PERIOD FROM APRIL 2, 2001
                     (DATE OF INCEPTION) TO DECEMBER 31, 2001.

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  HOUSTON AMERICAN ENERGY CORP.
                                   A DEVELOPMENT STAGE COMPANY
                                STATEMENT OF SHAREHOLDERS' DEFICIT
                   FROM APRIL 2, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2002



                                                                         Deficit
                                                                       Accumulated
                                             Common         Stock        in the
                                     -------------------  Paid - in    Development
                                       Shares    Amount    Capital        Stage         Total
                                     ----------  -------  ----------  -------------  ------------
Balance at inception, April 2, 2001           -  $     -  $        -  $          -   $         -

Stock issued for cash                 1,000,000    1,000           -             -         1,000
Retroactive adjustment for stock
  split on September 25, 2001        10,403,414        -           -             -             -
Additional contributed capital
  from majority shareholder                   -   10,403           -             -        10,403

Net loss                                      -        -           -      (932,620)     (932,620)
                                     ----------  -------  ----------  -------------  ------------

Balance at December 31, 2001         11,403,414   11,403           -      (932,620)     (921,217)

Stock issued for -
  Reverse merger with
    Texas Nevada Oil and Gas Co.        596,469      597           -             -           597
  Cash                                1,350,000    1,350     268,650             -       270,000
  Consulting services                    75,000       75      14,925             -        15,000

Net loss                                      -        -           -      (394,384)     (394,384)
                                     ----------  -------  ----------  -------------  ------------

Balance at December 31, 2002         13,424,883  $13,425  $  283,575  $ (1,327,004)  $(1,030,004)
                                     ==========  =======  ==========  =============  ============

             (a) THE 2001 FINANCIAL INFORMATION IS FOR THE PERIOD FROM APRIL 2, 2001
                            (DATE OF INCEPTION) TO DECEMBER 31, 2001.

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    HOUSTON AMERICAN ENERGY CORP.
                                     A DEVELOPMENT STAGE COMPANY
                                       STATEMENT OF CASH FLOWS


                                                                                       FROM APRIL 2,
                                                FOR THE YEAR ENDED                     2001 (DATE OF
                                                   DECEMBER 31,                        INCEPTION) TO
                                               --------------------                     DECEMBER 31,
                                                       2002              2001(a)           2002
                                               --------------------  ---------------  ---------------
CASH FLOW FROM OPERATING ACTIVITIES
  Loss from operations                         $          (394,384)  $     (932,620)  $   (1,327,004)

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH FROM OPERATIONS
  Depreciation and depletion                                24,166           37,592           61,758
  Write-down oil and gas properties                        109,573          574,331          683,904
  Non-cash expenses                                         38,076          257,646          295,722
  Gain from payable settlement                             (42,871)               -          (42,871)
  Increase in accounts receivable                           (1,921)          (5,218)          (7,139)
  (Increase) decrease in prepaid expense                     1,116           (8,142)          (7,026)
  (Increase) decrease in other assets                          796           (5,541)          (2,371)
  Increase in accounts payable                                   -                -                -
   and accrued expenses                                    108,076           90,341          196,043
                                               --------------------  ---------------  ---------------

  Net cash (used) provided by operations                  (157,373)           8,389         (148,984)
                                               --------------------  ---------------  ---------------

CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of properties and assets                    (210,427)               -         (210,427)
                                               --------------------  ---------------  ---------------

CASH FLOW FROM FINANCING ACTIVITIES
  Sale of common stock                                     285,000            1,000          286,000
  Loans from principal shareholder                          74,350                -           74,350
                                               --------------------  ---------------  ---------------

  Cash flow from financing activities                      359,350            1,000          360,350
                                               --------------------  ---------------  ---------------

INCREASE (DECREASE) IN CASH                                 (8,450)           9,389              939
  Cash, beginning of period                                  9,389                -                -
                                               --------------------  ---------------  ---------------

  Cash, end of period                          $               939   $        9,389   $          939
                                               ====================  ===============  ===============

SUPPLEMENTAL  SCHEDULE  OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Oil and gas properties acquired              $                 -   $      768,854   $      768,854
  Non-cash expense                                          38,076          257,646         295a,722
  Note payable for oil and gas properties
   and expenses                                             20,888        1,026,500        1,047,388

               (a) THE 2001 FINANCIAL INFORMATION IS FOR THE PERIOD FROM APRIL 2, 2001
                              (DATE OF INCEPTION) TO DECEMBER 31, 2001.
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  1  -  NATURE  OF  COMPANY  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Houston American Energy Corp. (a Delaware Corporation) (the "Company") was incorporated on April 2, 2001. The Company was organized to engage in the acquisition, exploration and development of domestic and foreign oil and gas properties.

The Company completed a stock split as of September 25, 2001, which resulted in total outstanding shares of 11,403,414. The Company has retroactively applied this stock split to all share amounts and per share amounts in these financial statements and footnotes.

The Company completed a reverse merger with Texas Nevada Oil and Gas Co. ("TNOG") in January 2002. The Company issued 596,469 shares of common stock to the shareholders of TNOG. As the majority surviving ownership in the merger, the Company changed the name to Houston American Energy Corp. and treated the transaction as an acquisition of TNOG.

OIL  AND  GAS  REVENUES-  The  Company  recognizes  oil and gas revenue from its
-----------------------
interest in producing wells as oil and gas is produced and sold from those wells. The Company does not anticipate that the oil and gas sold will be significantly different from our production entitlement.

OIL  AND GAS PROPERTIES AND EQUIPMENT - The Company follows the full cost method
-------------------------------------
of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2002.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation.

The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Excess costs are charged to proved properties impairment expense.

An allowance for impairment of $109,573 and $574,331 was provided at December 31, 2002 and 2001, respectively.

UNEVALUATED  OIL AND GAS PROPERTIES - Unevaluated oil and gas properties consist
-----------------------------------
principally of our cost of acquiring and evaluating undeveloped leases, net of an allowance for impairment and transfers to depletable oil and gas properties.

When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, the Company reviews the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. The Company records an allowance for impairment based on a review of present value of future cash flows. Any resulting charge is made to operations and reflected as a reduction of the carrying value of the recorded asset.

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2002:

                   Acquisition costs                     $ 68,000
                   Evaluation costs                       120,418
                                                         --------
                                                         $188,418
                                                         ========

The carrying value of unevaluated oil and gas prospects include $57,747 expended for properties in the South American country of Colombia. The Company is maintaining their interest in these properties and development has or is anticipated to commence within the next twelve months.

INCOME  TAXES - Deferred income taxes are provided on a liability method whereby
-------------
deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

OFFICE  AND  EQUIPMENT  - Office equipment is stated at cost and are depreciated
----------------------
using the straight-line method over the estimated useful lives of the assets, generally 5 years. Routine repairs and maintenance costs are charged to operations as incurred while the costs of significant improvements are capitalized. Depreciation expense and accumulated depreciation for the year ended December 31, 2002 was $1,119 and $1,679.

PREFERRED  STOCK  -  The  Company  has authorized 10,000,000 shares of preferred
----------------
stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. No shares of preferred stock have been issued.

STATEMENT  OF CASH FLOWS - Cash equivalents consists of demand deposits and cash
------------------------
investments with initial maturity dates of less than three months. The Company paid no interest or taxes during the period of the accompanying financial statements.

NET  LOSS  PER SHARE - Basic loss per share is computed by dividing the net loss
--------------------
available to common shareholders by the weighted average of common shares outstanding during the period, as retroactively adjusted by the stock split described in the second paragraph of Note 1. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At December 31, 2002 and 2001, there were no convertible or dilutive common share equivalents outstanding.

USE  OF  ESTIMATES  - The preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires the Company to make estimates and assumptions that could affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

GENERAL  AND ADMINISTRATIVE EXPENSE - Includes approximately $43,000 of expenses
-----------------------------------
that were incurred and subsequently settled by the Company for less than their value. Invoices totaling $68,000 were liquidated for approximately $25,000 and the difference, including other payable adjustments and compromises, has been included in the statement of operations as a Gain from Settled Accounts Payable. The settled charges were principally from legal costs and the expenses associated with becoming a public reporting company.

RECENT  ACCOUNTING PRONOUNCEMENT - In August 2001, the FASB issued Statement No.
--------------------------------
144 "Accounting for the impairment of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on our future results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites and other assets associated with oil and gas activities. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value of each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

The Company will adopt SFAS No. 143 effective January 1, 2003. Management does not expect this standard to have an impact on the financial position at the date of adoption (January 1, 2003).

NOTE  2  -  DEVELOPMENT  STAGE

The Company is in the development stage and has minimum revenue to support its operations. It is dependent on the majority shareholder to fund its operations and cost associated with the acquisition, exploration and development of oil and gas properties. Management has and will continue to attempt to obtain funds through private and/or public securities offerings.

NOTE  3  -  NOTES  PAYABLE

Notes payable at December 31, 2002, in the amount of $1,128,523, is due to a majority shareholder. The note bears interest at 10%, and the principal and interest is due on demand with all our oil and gas properties serving as collateral.

NOTE  4  -  RELATED  PARTIES

The Company's producing oil and gas properties were purchased, at cost, from an affiliate of a major shareholder.

NOTE  5  -  INCOME  TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2002 and for the period from April 2, 2001 (date of inception) to December 2001.

                                                          2002        2001
                                                     ----------  ----------

      Loss before income taxes                       $(394,384)  $(932,620)
                                                     ==========  ==========

      Income tax computed at statutory rates         $(134,091)  $(317,091)
      Adjustment to net operating loss carryforward     30,560           -
      Permanent differences, nondeductible expenses          -      69,165
      Increase in valuation allowance                  103,531     247,926
                                                     ----------  ----------

      Tax provision                                  $       -   $       -
                                                     ==========  ==========

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  5  -  INCOME  TAXES,  (CONTINUED)

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward of approximately $842,100 which will expire in 2016 and 2017.

DEFERRED  INCOME  TAXES
-----------------------

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2002 are set out below.

        Deferred tax asset:
           Net operating loss carry forwards        $ 286,312
           Valuation allowance                       (348,874)
           Tax over book depreciation, depletion
             and capitalization methods on oil
             and gas properties                        24,344
           Book over tax accrued interest payments     38,218
                                                    ----------

        Net deferred tax asset                      $       -
                                                    ==========


NOTE  6  -  COMMITMENT

As of December 31, 2002, the Company had lease obligation for office space that expires on November 30, 2006.


                        YEAR            AMOUNT
                                     -----------
                        2003         $    38,000
                        2004              38,000
                        2005              38,000
                        2006              34,833
                                     -----------

                        Total        $   148,833
                                     ===========


NOTE 7 - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and gas Producing Activities".

CAPITAL  COSTS
--------------

Capitalized costs and accumulated depletion relating to our oil and gas producing activities as of December 2002, all of which are conducted within the continental United States of America and Colombia, South America are summarized below:

                          HOUSTON AMERICAN ENERGY CORP.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 7 - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) - (CONTINUED)

                                                South American
                                                  country of
                                       USA         Columbia
                                    ----------  ---------------
Properties subject to amortization  $ 785,267   $             -
Unevaluated properties                130,670            57,748
Less accumulated amortization and
  Impairment                         (743,982)                -
                                    ----------  ---------------

Capitalized costs                   $ 171,955   $        57,748
                                    ==========  ===============


COSTS  INCURRED
---------------

Costs incurred in oil and gas property acquisition, exploration and development activities at December 31, 2002 are summarized below:

            Property acquisition costs:
               Proved                    $ 18,333
               Unproved                   192,094
                                         --------

            Total costs incurred         $210,427
                                         ========


RESERVE INFORMATION AND RELATED STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
-----------------------------------------------------------------------------
CASH FLOWS
-----------

The following supplemental un-audited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of our reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions. Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including property acquisitions and exploration. The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

NOTE 7 - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) - (CONTINUED)

                                                            DECEMBER 31,
                                                       ---------  ---------
                                                          2002     2001(a)
                                                       ---------  ---------
                                                          GAS       (mcf)
                                                       --------------------
Proved developed reserves:
    Beginning of year                                    27,999          -
    Extensions and discoveries                                -     34,169
    Revision of previous estimates                         (170)         -
    Production                                           (8,957)    (6,170)
                                                       ---------  ---------
    End of year                                          18,872     27,999
                                                       =========  =========

Standard measure of discounted future net cash flows:

    Future cash inflows                                $ 65,760   $ 55,399
    Future production cost                              (19,993)   (27,827)
                                                       ---------  ---------
    Future net cash flow                                 45,767     27,572
    10% annual discount for estimated timing
      of cash flows                                      (4,478)    (3,905)
                                                       ---------  ---------
Standardized measure of discounted future net
    cash flow relating to proved gas reserves          $ 41,289   $ 23,677
                                                       =========  =========

Changes in standardized measure:

    Changes due to current year operations:
      Sales of gas, net of production costs            $ (4,843)  $ (3,795)
      Extensions and discoveries                              -     27,462
    Changes due to revisions in standaradized value
     Prices and production cost:                         23,940          -
       Revision of previous quantity estimates             (280)         -
       Accretioned discount                               2,367          -
       Production rates (timing) and other               (3,562)         -
                                                       ---------  ---------
    Net                                                  17,622     23,667

       Beginning of year                                 23,667          -
                                                       ---------  ---------
       End of year                                     $ 41,289   $ 23,667
                                                       =========  =========

(a) The 2001 information is for the period from April 2, 2001 (date of inception) to December 31, 2001.