Form 10QSB
period 2003-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2003-05-15
CIK 1156041

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _______  to  ________

                        COMMISSION FILE NUMBER: 000-33027

                          HOUSTON AMERICAN ENERGY CORP.
                 (Name of small business issuer in its charter)

                          DELAWARE                                           76-0675953
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

        801 TRAVIS STREET, SUITE 2020, HOUSTON, TEXAS                           77002
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 2003, 14,608,883 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .   3
       Balance Sheet as of March 31, 2003 and 2002. . . . . . . . . . .   3
       Statement of Loss as of March 31, 2003 and 2002. . . . . . . . .   4
       Statement of Cash Flows as of March 31, 2003 and 2002. . . . . .   5
       Notes to Financial Statements. . . . . . . . . . . . . . . . . .   6
    Item 2.  Management's Discussion and Analysis or Plan of Operation.   7
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . .   9
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .   9
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   9
    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .   9
    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  10
    Item 4.  Submission of Matters to a Vote of Security Holders. . . .  10
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  10
    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  11
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  15

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                         HOUSTON AMERICAN ENERGY CORP.
                                 BALANCE SHEET
                      MARCH 31, 2003 AND DECEMBER 31, 2002

=================================================================================================
                                     ASSETS
                                     ------
                                                                          2003          2002
                                                                      ------------  ------------
                                                                      (UNAUDITED)    (AUDITED)
CURRENT ASSETS
    Cash                                                              $    12,336   $       939
    Accounts receivable                                                    28,017         7,140
    Prepaid expenses                                                        5,644         7,026
                                                                      ------------  ------------

                TOTAL CURRENT ASSETS                                       45,997        15,105
                                                                      ------------  ------------

PROPERTY AND EQUIPMENT
    Oil and gas properties, full cost method
       Costs subject to amortization                                    1,191,836       785,268
       Costs not being amortized                                          211,627       188,418
    Office equipment                                                        5,596         5,595
                                                                      ------------  ------------
          Total property, plant and equipment                           1,409,059       979,281
    Accumulated depreciation and depletion oil and gas properties        (752,196)     (745,661)
                                                                      ------------  ------------
               NET PROPERTY AND EQUIPMENT                                 656,863       233,620
                                                                      ------------  ------------
OTHER ASSETS                                                                4,745         4,745
                                                                      ------------  ------------
    TOTAL ASSETS                                                      $   707,604   $   253,470
                                                                      ============  ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                  $    57,322   $     5,245
    Accrued interest on shareholders' loans                               183,040       149,706
    Notes payable, shareholders                                         1,255,413     1,128,523
                                                                      ------------  ------------
                TOTAL CURRENT LIABILITIES                               1,495,775     1,283,474
                                                                      ------------  ------------
SHAREHOLDERS' DEFICIT
Common stock, par value $0.001;
    100,000,000 shares authorized, 14,508,217 and 13,424,883 shares,
respectively, outstanding shares outstanding                               14,508        13,425
Additional paid-in capital                                                607,492       283,575
    Accumulated Deficit                                                (1,410,170)   (1,327,004)
                                                                      ------------  ------------
                TOTAL SHAREHOLDERS' DEFICIT                              (788,170)   (1,030,004)
                                                                      ------------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $   707,604   $   253,470
                                                                      ============  ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOUSTON AMERICAN ENERGY CORP.
                                STATEMENT OF LOSS
                                  (UNAUDITED)


=========================================================================
                                                 FOR THE QUARTER ENDED
                                                       MARCH 31,
                                             ----------------------------
                                                  2003           2002
                                             --------------  ------------

REVENUE                                      $      44,075   $     4,632
                                             --------------  ------------

EXPENSES OF OPERATIONS
Lease operating expense                             15,646         2,688
Joint venture expenses                              20,158             -
General and administrative expense                       -             -
      Accounting and legal                          28,736        28,444
      Rent                                           9,636         9,500
      Shareholder relations                          5,319             -
      Printing and duplicating                         135         4,844
      Registration fees                                362         1,679
      Telephone and fax                              1,838             -
      Dues and subscription                          1,639             -
      Miscellaneous                                  3,630         2,477
Depreciation and depletion                           6,808         3,591
Interest Expense                                    33,334        25,654
Write-down of oil and gas properties
  due to ceiling limitation                              -        16,976
                                             --------------  ------------
TOTAL EXPENSES                                     127,243        95,853
                                             --------------  ------------

FEDERAL INCOME TAXES                                     -             -
                                             --------------  ------------

NET LOSS                                     $     (83,168)  $   (91,221)
                                             ==============  ============

BASIC AND DILUTED LOSS PER SHARE             $       (0.01)  $     (0.01)
                                             ==============  ============

BASIC WEIGHTED AVERAGE SHARES                   13,870,254    11,887,218
                                             ==============  ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOUSTON AMERICAN ENERGY CORP.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


==========================================================================================
                                                                   FOR THE QUARTER ENDED
                                                                         MARCH 31,
                                                               ---------------------------
                                                                    2003          2002
                                                               --------------  -----------
OPERATING ACTIVITIES
   Loss from operations                                        $     (83,168)  $  (91,221)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM OPERATIONS
   Depreciation and depletion                                          6,535        3,591
   Write-down oil and gas properties                                       -       16,976
   Non-cash expenses                                                   4,890            -
   (Increase) decrease in accounts receivable                        (20,877)         (92)
   (Increase) decrease in prepaid expense                              1,381       (7,684)
   (Increase) decrease in other assets                                     -        2,374
   Increase in accounts payable and accrued expenses                  85,413       32,016
                                                               --------------  -----------

   Net cash (used) provided by operations                             (5,826)     (44,040)
                                                               --------------  -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of properties and assets                             (434,777)      (3,893)
                                                               --------------  -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Sale of common stock                                              325,000            -
   Loans from principal shareholders                                 127,000       43,200
                                                               --------------  -----------

   Cash flow from financing activities                               452,000       43,200
                                                               --------------  -----------

INCREASE (DECREASE) IN CASH                                           11,397       (4,733)
   CASH, BEGINNING OF PERIOD                                             939        9,389
                                                               --------------  -----------

   CASH, END OF PERIOD                                         $      12,336   $    4,656
                                                               ==============  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIES

   Non-cash expense                                                    4,890            -
   Note payable for oil and gas properties and expenses                5,000       14,441


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)
                        =================================

NOTE 1. - BASIS OF PRESENTATION

          The accompanying unaudited financial statements of Houston American Energy Corp., a Delaware corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

          These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2. - NATURE OF COMPANY

          The Company was incorporated on April 2, 2001 and was organized to engage in the exploration, development and acquisition of domestic and international oil and gas properties as a non-operator closely involved investor.

          The Company completed a merger with Texas Nevada Oil and Gas Co. ("TNOG") on January 18, 2002. The Company issued 596,469 shares to the shareholders of TNOG resulting in an increase in the par value of common stock of $596. As the merger survivor, the Company retained the name Houston American Energy Corp.

NOTE 3. - CHANGES IN PRESENTATION

          Certain financial presentations for the periods presented for 2002 have been reclassified to conform to the 2003 presentation.

NOTE 4 - COMPLETION OF THE DEVELOPMENT STAGE

          Since inception, the Company has been in the process of accumulating adequate resources to sustain its operations. During the last two quarters of fiscal 2002, funding has been sufficient to allow the development of oil and gas prospects and properties to permit the Company to be reclassified and emerge from its development stage history.

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. Such principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not established a source of revenues sufficient to allow it to become profitable.

          Management's current projections indicate that its operations and capital resources will allow it to be considered as a viable going concern during the current fiscal year. Historically, the Company has been dependent on its majority shareholders to fund its operations and costs associated with the current acquisition, exploration and development of oil and gas properties. Management plans to obtain other long-term capital funds through private and/or public securities offerings for cash and properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Information

          This quarterly report on Form 10-QSB of Houston American Energy Corp., a Delaware corporation (the "Company"), for the three months ended March 31, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

          Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

          Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2002.


GENERAL

          The Company was incorporated in April 2001, for the purposes of seeking oil and gas exploration and development prospects. Since inception, the Company has sought out prospects utilizing the expertise and business contacts of John F. Terwilliger, the Company's sole director and executive officer. Through the third quarter of 2002, the acquisition targets were in the Gulf Coast region of Texas and Louisiana, where Mr. Terwilliger has been involved in oil and gas exploration for many years. In the fourth quarter, the Company initiated its international effort through a Colombian joint venture more fully described below. Domestically and internationally, the strategy is to be a non-operating partner with exploration and production companies which have much larger resources and operations.

RESULTS OF OPERATIONS

          During the quarter ended March 31, 2003, the Company incurred an operating loss of $83,168 on revenues of $44,075. The loss featured, for the first time, joint venture expenses of $20,158 and large accounting and legal costs associated with the year-end SEC filings. The Company's interest cost remains high as it continues to be advanced operating funds by its principal stockholders. Interest expense was $33,334 in 2003 and $25,654 in 2002.

          Other major expenses contributing to a $91,221 loss for the first quarter of 2002 included legal and accounting expenses of $28,444, associated with the filings with the SEC, and a non-cash downward adjustment to the full-cost "pool" of $16,976.

LIQUIDITY AND CAPITAL RESOURCES

          As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB, the Company's revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company's wells, certain significant stockholders, including John F. Terwilliger, the Company's sole director and executive officer, continue to provide the Company the funds needed to continue its development and operations. To the extent the Company's revenue shortfall exceeds this stockholder's willingness and ability to continue providing the Company the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, the Company has not entered into any negotiations with any third parties to provide such capital.

          Management anticipates that the Company's current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. Subject to its ability to obtain adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those projects.

          At March 31, 2003, the Company has two revenue producing wells and has two additional successfully completed wells being evaluated prior to becoming revenue producing. Preliminary indications are that these wells will more than double current monthly revenue at the current equivalent price of $24.00 per barrel. At the end of the first quarter of 2003, the Company's total reserves had increased to an estimated 109,280 equivalent barrels with an estimated discounted future net revenue stream in excess of $1,000,000.

RECENT DEVELOPMENTS

          In the fourth quarter of 2002, the Company invested in a limited liability company (LLC) that acquired an interest in an exploration concession in Colombia, South America. The LLC interest resulted in the purchase of a working interest in a previously completed producing well and in two additional exploration wells. One of the two exploration wells was a dry hole and the other was completed as a producer in the first quarter of 2003.

          The Columbian joint venture commenced commercial production from its Jaguar #1 well on the Cara Cara concession in April 2003. As of April 17, 2003, the well was producing 892 barrels per day of oil from one sand and efforts are being made to bring production to projected optimum level. After several months of production, it is expected that this sand will be integrated with another sand, which is anticipated to be completed as a producer.

          The joint venture has completed the acquisition of a 50 square mile 3D seismic grid on the Cara Cara concession surrounding this discovery and two other prospect areas. This data is expected to be available for interpretation by the end of May 2003 and it is expected that this data will provide a number of additional drill site opportunities to develop a potential field built around the Jaguar #1.

          In addition, drill sites are expected to be selected on the other prospect areas within this data grid. Management expects that an additional two to four wells may be drilled on this concession by year-end. The Company's Tambaqui #1Am well, which offset Tambaqui #1, a commercial producer in which the Company purchased a working interest, was drilled and resulted in a dry hole. Another well is scheduled on this concession in the first quarter of 2004.

          As the Company accelerates its exploration activity in Colombia during the ensuing year, the Company also expects to not only develop the partnership concessions but also seek out other opportunities in the country.

          A Matagorda County, Texas well, in which the Company has a 3.5% working interest, has been completed and tested as a producer in the Frio sand. The production facilities have need installed and it is awaiting pipeline hook up. This well appears to be productive in two other sands. The Company has an option to participate for the same working interest as an owner in drilling and developing an associated prospect adjacent to this discovery. This option requires that a well be drilled within six months and management plans to participate in drilling this additional well.

          The Company has invested in the Mavis Wharton #3 well in Lavaca County, Texas. Initially, the well encountered production problems after being placed on production in March 2003. The well operator is scheduling re-work to overcome the production problems. The Company owns a 5% non-participating royalty interest on this acreage and therefore bears no costs for the wells operations.

          Two prospects in South Texas have been leased by the Company for drilling this year. The Company is in the process of putting together a partner group to drill these prospects. On April 16, 2003, the Company acquired a 2% working interest in a well in St. John the Baptist Parish, Louisiana. It is a test well and when logged on April 19, 2003 there were positive indications of two pay zones. An attempt to successfully complete a revenue producer is currently underway.

          In addition, the Company has continued to develop opportunities in the Gulf Coast area and plans to acquire other working and royalty interest in Texas and Louisiana.

OFF-BALANCE SHEET ARRANGEMENTS

          The  Company  does  not  have  any  off-balance  sheet  arrangements.

ITEM 3.   CONTROLS AND PROCEDURES.

          (a)  Evaluation  of  Disclosure  Controls  and  Procedures.
               -----------------------------------------------------

          The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of May 5, 2003, and they have concluded that these controls and procedures are effective.

          (b)  Changes  in  Internal  Controls.
               -------------------------------

          There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 5, 2003.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

          As of the date of this report, the Company is not involved in any legal proceedings.

ITEM  2.  CHANGES  IN  SECURITIES.

          On January 29, 2003, Orrie Lee Tawes, an existing stockholder of the Registrant, paid $225,000 for 750,000 shares of the Registrant's common stock, which augmented the 1,901,968 shares of the common stock he already owned. The purchase money came from his personal funds.

          The purchase and sale of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no general solicitation for the purchase of the securities, Mr. Tawes was an accredited investor, as defined in the Securities Act and had access to all information with respect to the Registrant as required by the Securities Act. Mr. Tawes also took his shares for investment purposes without a view to distribution. Further, the certificate for the common stock bears a restrictive legend. The Registrant's securities were sold only to Mr. Tawes, with whom the Registrant had a direct personal preexisting relationship, and after a thorough discussion. Finally, the Registrant's stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

          Mr. Tawes initially acquired 726,968 shares of the Company's common stock on September 28, 2001, for a purchase price of $282,410.89. On December 6, 2002, he acquired an additional 1,175,000 shares of the Company's common stock for a purchase price of $235,000. On January 29, 2003, Mr. Tawes paid $225,000 for an additional 750,000 shares of the common stock. All purchases of the common stock were for personal investment.

          Mr. Tawes may be deemed to be the beneficial owner of 2,771,002 shares of the common stock, which constitutes approximately 19.1 percent of the outstanding shares of the Registrant's common stock, and consists of (i) the 2,651,968 shares of the common stock issued to Mr. Tawes described in the preceding paragraphs, and (ii) 119,034 shares of the common stock indirectly owned by Mr. Tawes, inasmuch as such shares are owned by his wife, Marsha Russell. Mr. Tawes has the sole power to vote and to dispose of all shares of the common stock owned by him directly.

          On March 3, 2003, Lori M. Price paid $100,000 for 333,334 shares of our common stock. The purchase money came from her personal funds. The purchase and sale of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no general solicitation for the purchase of the securities, Ms. Price was an accredited investor, as defined in the Securities Act and had access to all information with respect to the Registrant as required by the Securities Act. Ms. Price also took her shares for investment purposes without a view to distribution. Further, the certificate for the common stock bears a restrictive legend. The Registrant's securities were sold only to Ms. Price, with whom the Registrant had a direct personal preexisting relationship, and after a thorough discussion. Finally, the Registrant's stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM 5.   OTHER  INFORMATION.

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.


EXHIBIT NO.                                    IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------

2.1**        Amended and Restated Plan and Agreement of Merger dated as of September 26, 2001, between Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Company's Registration Statement on
             Form SB-2, registration number 333-66638 (the "Company's Registration Statement"), filed with the SEC on November 30, 2001).
3.1**        Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001
             (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).
3.2**        Certificate of Merger Merging Opportunity Acquisition Company with and into Houston
             American Energy Corp. filed April 12, 2001 (incorporated by reference to Exhibit 3.2 to the
             Company's Registration Statement filed with the SEC on August 3, 2001).
3.3**        Bylaws of Houston American Energy Corp. adopted April 2, 2001 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).
3.4**        Certificate of Amendment to the Certificate of Incorporation of Houston American Energy
             Corp. filed September 25, 2001 (incorporated by reference to Exhibit 3.4 to Amendment No.
             1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
3.5**        Certificate of Merger Merging Texas Nevada Oil & Gas Co. with and into Houston American
             Energy Corp. filed January 17, 2002 (incorporated by reference to Exhibit 3.5 to the
             Company's Annual Report on Form 10-QSB filed with the SEC on March 27, 2002).
4.1**        Text of Common Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement filed with the SEC on
             August 3, 2001).
4.2**        Text of Preferred Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement filed with the SEC on
             August 3, 2001).
10.1**       Model Form Operating Agreement dated April 6, 2001, between Moose Operating Co., Inc.
             and Houston American Energy Corp. (incorporated by reference to Exhibit 10.1 to the
             Company's Registration Statement filed with the SEC on August 3, 2001).
10.2**       Agreement to Assign Interests in Oil and Gas Leases dated as of April 6, 2001, between
             Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
10.3**       Assignment of Interests in Oil and Gas Leases and Bill of Sale effective as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement filed with the SEC on
             August 3, 2001).
10.4**       Promissory Note of Houston American Energy Corp. in the amount of $216,981.06 dated
             April 15, 2001, payable to Moose Oil & Gas Company. (incorporated by reference to Exhibit
             10.4 to the Company's Registration Statement filed with the SEC on August 3, 2001).
10.5**       Plan and Agreement of Merger dated as of April 12, 2001, between Opportunity Acquisition
             Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement filed with the SEC on August 3, 2001).
10.6**       Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets,
             Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company
             (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement filed with the SEC on August 3, 2001).


EXHIBIT NO.                                    IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------

10.7**       First Amendment of Agreement dated as of July 31, 2001, between Unicorp, Inc., Equitable
             Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.
             (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement filed with the SEC on August 3, 2001).
10.8**       Gas Purchase Contract No. 36-1599 dated as of May 1, 2001, between Kinder Morgan Texas
             Pipeline, L.P. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.8 to
             Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
10.9**       Gas Purchase Agreement dated July 31, 1997, between Dominion Pipeline Company (as predecessor-in-interest to Pinnacle Natural Gas Co.) and Moose Operating Co., Inc.
             (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's
             Registration Statement filed with the SEC on October 1, 2001).
10.10**      Model Form Operating Agreement dated December 11, 1997, between Louis Dreyfus Natural
             Gas Corp., Seisgen Exploration, Inc. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
10.11**      Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2,
             2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.11 to
             Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
10.12**      Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July
             30, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.12 to
             Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).
10.13**      Exchange Agreement dated July 19, 2002, between Houston American Energy Corp. and
             Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form
             8-K filed with the SEC on July 23, 2002 (the "July 2002 8-K").
10.14**      License Agreement dated July 19, 2002, between Houston American Energy Corp. and
             Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.2 to the July 2002 8-K).
10.15**      Stock Purchase Warrant dated July 19, 2002, between Houston American Energy Corp. and
             Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.3 to the July 2002 8-K).
10.16**      Registration Rights Agreement dated July 19, 2002, between Houston American Energy Corp.
             and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.4 to the July 2002 8-K).
10.17**      Assignment of Term Royalty Interest dated July 18, 2002, between Houston American Energy
             Cop. and Marlin Data Research, Inc. (incorporated by reference to Exhibit 2.5 to the July 2002 8-K).
10.18**      Bill of Sale dated July 18, 2002, between Houston American Energy Cop. and Marlin Data
             Research, Inc. (incorporated by reference to Exhibit 2.6 to the July 2002 8-K).
99.1         Certification of John F. Terwilliger, Chief Executive Officer of Houston American Energy
             Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley
             Act of 2002.
99.2         Certification of John F. Terwilliger, Chief Financial Officer of Houston American Energy
             Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley
             Act of 2002.

---------------
**   Incorporated  herein  as  indicated.

(b)  Reports  on  Form  8-K.

     On February 12, 2003, the Company filed a Form 8-K with the SEC related to the agreement dated January 15, 2003 between the Registrant and Rio Exploration Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON AMERICAN ENERGY CORP.

Dated  May 14, 2003.

                                     By  /s/ John F. Terwilliger
                                         --------------------------------------
                                         John F. Terwilliger
                                         President (chief executive officer) and
                                         Treasurer (chief accounting officer)




                            INTENTIONALLY LEFT BLANK

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I,  John  F.  Terwilliger,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Houston American Energy Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 14, 2003.


                                    /s/  John F. Terwilliger
                                    --------------------------------------------
                                    John F. Terwilliger, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I,  John  F.  Terwilliger,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Houston American Energy Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 14, 2003.


                                    /s/  John F. Terwilliger
                                    --------------------------------------------
                                    John F. Terwilliger, Chief Executive Officer