Form 10QSB
period 2003-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2003-08-14
CIK 1156041

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, 14,773,815 shares of the issuer's common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                               3-5
  Item  1.  Financial  Statements                                            3-5
      Balance  Sheet  as  of  June  30,  2003  and  2002                       3
      Statement  of  Loss  as  of  June  30,  2003  and  2002                  4
      Statement  of  Cash  Flows  as  of  June  30,  2003  and  2002           5
      Notes  to  Financial  Statements                                         6
  Item  2.  Management's  Discussion  and  Analysis  or  Plan of Operation     7
  Item  3.  Controls  and  Procedures                                         10
PART II - OTHER INFORMATION                                                   10
  Item  1.  Legal  Proceedings                                                10
  Item  2.  Changes  in  Securities                                           10
  Item  3.  Defaults  Upon  Senior  Securities                                11
  Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders       11
  Item  5.  Other  Information                                                11
  Item  6.  Exhibits  and  Reports  on  Form  8-K                             12
SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          HOUSTON AMERICAN ENERGY CORP.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                             ASSETS
                             ------
CURRENT ASSETS
 Cash                                                             $    38,626
 Accounts receivable                                                   53,130
 Prepaid expenses                                                       2,763
                                                                  ------------
     TOTAL CURRENT ASSETS                                              94,519
                                                                  ------------

PROPERTY, PLANT AND EQUIPMENT
 Oil and gas properties, full cost method
   Costs subject to amortization                                    1,260,632
   Costs not being amortized                                          298,484
 Furniture and equipment                                                5,596
                                                                  ------------
   Total property, plant and equipment                              1,564,712
 Accumulated depreciation and depletion of oil and gas properties    (763,479)
                                                                  ------------
     NET PROPERTY, PLANT AND EQUIPMENT                                801,232
                                                                  ------------

OTHER ASSETS                                                            3,167
                                                                  ------------

TOTAL ASSETS                                                      $   898,918
                                                                  ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
                  -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                               $   140,752
   Accrued interest on shareholder's loans                            220,237
   Notes payable, shareholders                                      1,339,875
                                                                  ------------
     TOTAL CURRENT LIABILITIES                                      1,700,864
                                                                  ------------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001;
   100,000,000 shares authorized, 14,773,815 shares outstanding        14,774
   Additional paid in capital                                         674,459
Accumulated deficit                                                (1,491,179)
                                                                  ------------
     TOTAL SHAREHOLDERS' DEFICIT                                     (801,946)
                                                                  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $   898,918
                                                                  ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              HOUSTON AMERICAN ENERGY CORP.
                             CONSOLIDATED STATEMENT OF LOSS
                                       (UNAUDITED)

                                       FOR THE 6 MONTHS ENDED    FOR THE 3 MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                      ------------------------  ------------------------
                                         2003         2002         2003         2002
                                      -----------  -----------  -----------  -----------
REVENUE                               $   104,396  $    11,436  $    60,321  $     6,804
                                      -----------  -----------  -----------  -----------

EXPENSES OF OPERATIONS
 LEASE OPERATING EXPENSE                   65,472       10,697       49,826        8,009
 JOINT VENTURE EXPENSES                    31,581                    11,423
 GENERAL AND ADMINISTRATIVE EXPENSE
   Accounting and legal                    38,140       42,834        9,404       14,390
   Rent                                    19,544       19,000        9,908        9,500
   Shareholder relations                   11,636        8,928        6,318        8,928
   Printing and duplicating                   711        4,844          576            -
   Registration fees                          362        2,566            -          887
   Telephone and fax                        3,728        3,911        1,890        2,031
   Dues and subscription                    2,125        1,672          486        1,612
   Miscellaneous                            6,922        1,317        3,292          781
 DEPRECIATION AND DEPLETION                17,818        7,099       11,010        3,508
 INTEREST EXPENSE                          70,531       52,981       37,197       27,326
 WRITE-DOWN OF OIL AND GAS
 PROPERTIES DUE TO CEILING LIMITATION           -       16,976            -            -
                                      -----------  -----------  -----------  -----------

TOTAL EXPENSES                            268,571      172,825      141,329       76,972
                                      -----------  -----------  -----------  -----------
                                                -
NET LOSS                              $   164,175  $   161,389  $    81,008  $    70,168
                                      ===========  ===========  ===========  ===========

BASIC AND DILUTED LOSS PER SHARE      $      0.01  $      0.01  $      0.01  $      0.01
                                      ===========  ===========  ===========  ===========

BASIC WEIGHTED AVERAGE SHARE           14,233,942   11,943,487   14,616,133   11,999,470
                                      ===========  ===========  ===========  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOUSTON AMERICAN ENERGY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       ----------------------
                                                                          2003        2002
                                                                       ----------  ----------
OPERATING ACTIVITIES
 Loss from operations                                                  $(164,175)  $(161,389)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM OPERATIONS
 Depreciation and depletion                                               17,818       7,099
 Write-down oil and gas properties                                             -      16,976
 Non-cash expenses                                                         4,541           -
 (Increase) in accounts receivable                                       (45,990)     (2,124)
 (Increase) decrease in prepaid expense                                    4,263       5,655
 (Increase) decrease in other assets                                       1,578
 Increase in accounts payable and accrued expenses                       206,038      64,351
                                                                       ----------  ----------

 Net cash provided (used) by operations                                   24,073     (69,432)
                                                                       ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of properties and assets                                   (572,820)    (18,333)
                                                                       ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
 Sale of common stock                                                    392,233         596
 Loans from shareholders                                                 194,200      78,031
                                                                       ----------  ----------

 Cash flow from financing activities                                     586,433      78,628
                                                                       ----------  ----------

DECREASE IN CASH                                                          37,685      (9,137)
 CASH, BEGINNING OF PERIOD                                                   941       9,389
                                                                       ----------  ----------

 CASH, END OF PERIOD                                                   $  38,626   $     252
                                                                       ==========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 Oil and gas properties acquired                                       $   7,611   $       -
 Non-cash expense                                                          1,651           -
 Note payable for oil and gas properties, deferred assets and
 expenses                                                                             14,441

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  (UNAUDITED)
                    ----------------------------------------

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

NOTE  2.  -  NATURE  OF  COMPANY

     The Company was incorporated on April 2, 2001 and was organized to engage in the acquisition, exploration and development of domestic and international oil and gas properties as a non-operator closely involved investor.

     The Company completed a merger with Texas Nevada Oil and Gas Co. ("TNOG") on January 18, 2002. The Company issued 596,469 shares to the shareholders of TNOG and recorded the par value of common stock issued at $596. At the time of the merger TNOG was a "1934 Act" reporting company with minimal assets and liabilities, Pursuant to the General Rules and Regulations of the Securities Exchange Act of 1934, the merged companies, elected to use Houston American Energy Corp. as the successor issuer to TNOG for securities reporting purposes. For financial reporting purposes, the merger was treated as a purchase of TNOG by THE Company and under "Purchase Accounting" the acquired company is recorded at fair value and the acquiring company carries-forward the historical recorded value of its resources and obligations.


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

Forward-Looking  Information

     This quarterly report on Form 10-QSB of Houston American Energy Corp., a Delaware corporation (the "Company"), for the three months ended June 30, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

RESULTS OF OPERATIONS

     During the six months ended June 30, 2003, the Company incurred an operating loss of $164,175 on revenues of $104,396. The loss for the 2nd quarter was $81,008 on revenues of $60,321. As the Company continues to accelerate its exploration and production activities, revenues are increasing as new production comes on stream. Revues from the Columbian properties were $49,600 in the current year and nil in the prior year. With the MCF price of gas hovering around $5.00, the South Texas Kalmus well produced revenues of $41,700, compared to

$10,700 in 2002, before it watered up in May of 2003. The well was unsuccessfully reworked and then abandoned. This increased revenue was off set by increased well operating costs (up $54,800) and depletion (up $17,600) The loss also featured, for the first time, Columbian joint venture expenses of $31,581 for the current fiscal year and large accounting and legal costs associated with the year-end and continuing SEC filings. The Company's interest cost remains high as it continues to be advanced operating funds by its principal stockholders. Interest expense was $70,531 and $52,981 for the six months ending in 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB, the Company's revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company's wells, certain significant stockholders, including John F. Terwilliger, the Company's sole director and executive officer, continue to provide the Company the funds needed to continue its development and operations. To the extent the Company's revenue shortfall exceeds this stockholder's willingness and ability to continue providing the Company the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, the Company has entered into agreements with third parties to provide approximately $500,000 of long-term capital during the 3rd quarter of 2003.

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

     At June 30, 2003, the Company has two revenue producing wells in Columbia and has two additional successfully completed wells in the USA being evaluated prior to becoming revenue producing. Preliminary indications are that these wells will more than double current monthly revenue at the current equivalent per barrel price in the mid-twenty dollar range. At the end of first quarter one of 2003, the Company's total reserves had increased to an estimated 109,280 equivalent barrels with an estimated discounted future net revenue stream in excess of $1,000,000.

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

     A Matagorda County, Texas well, in which the Company has a 3.5% working interest, has been completed and tested as a producer in the Frio sand. The production facilities have been installed and it is awaiting pipeline hook up. This well appears to be productive in two other sands. The Company has an option to participate for the same working interest as an owner in drilling and developing an associated prospect adjacent to this discovery. This option requires that a well be drilled within six months and management plans to participate in drilling this additional well.

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

     The well drilled in Matagorda County of South Texas was successfully completed, commenced production in early July 2003 and is currently producing at the rate of 1400 MCF of gas per day and 35 barrels of oil. The Company has an option to participate for the same working interest in drilling and developing an associated prospect adjacent to this discovery. This option requires that an additional well be drilled and management plans to participate in drilling this well.

     In April 2003, the Company acquired a 2% working interest in drilling a well in St. John the Baptist Parish, Louisiana. The well, Bougere Estate #1, began production at 200 barrels of oil per day and 170 MCF of gas in late June, 2003. The well has been temporarily shut in during the installation of a gas sales pipeline.

     We previously reported the production difficulties with the Mavis Wharton #3 in South Texas. After a rework, the operator concluded that the well is not a commercial producer and the site was temporarily abandoned. However, the Company owns a 5% non-participating royalty interest on this acreage and has been informed that a deep gas test is planned for within the next 8 to 10 months.

     We have agreed with Huepcol, the operator of the Company's mineral interests in Colombia, to participate in drilling three wells, planned for September 2003, on our Cara Cara concession. These wells are to offset and delineate the discovery made by our Jaguar #1. In addition, a well is planned for February 2004 to offset the Company's Tamabqui#1 Columbian well.

     The Company drilled a 3000' well on its West Hardy Creek prospect in Lavaca County, Texas and based upon an analysis of the August 7, 2003 well log, experts have concluded that the discovery was a new field of production. The discovery was 20' of fully filled sand commencing at 2470'. Well completion and hook-up are in progress with a goal of commencing gas sales in September of 2003.

     The Company has engaged an operator for a 7300' test well on its acreage in Jackson County, Texas and plans to commence drilling before year-end. Management continues to aggressively focus on generating natural gas prospects in the onshore Texas area using state of the art seismic technology.

     As more fully described elsewhere in this report, on July 22, 2003 the Company completed a private placement of 1,681,424 shares of its common stock raising approximately $500,000 in long-term capital. These funds are earmarked to be used in the Company's Colombian development activities and its onshore domestic leasing, drilling and development programs.

ITEM 3.  CONTROLS AND PROCEDURES.

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of July 31, 2003, and they have concluded that these controls and procedures are effective.

     (b)     Changes  in  Internal  Controls.
             -------------------------------

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to July 31, 2003.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of the date of this report, the Company is not involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         On July 14, 2003, LibertyView Funds, LP paid $200,000.10 for 666,667 shares of our common stock. The sale of these shares were subject to a Registration Rights Agreement dated July 14, 2003, whereby the Company agreed to register for resale the shares purchased.

         On July 14, 2003 LibertyView Special Opportunities Fund, LP paid $99,999.90 for 333,333 shares of our common stock. The sale of these shares were subject to a Registration Rights Agreement dated July 14, 2003, whereby the Company agreed to register for resale the shares purchased.

         On July 14, 2003, Lior Bergman paid $90,000 for 300,000 shares of our common stock. The sale of these shares were subject to a Registration Rights Agreement dated July 14, 2003, whereby the Company agreed to register for resale the shares purchased.

         On July 14, 2003, Stephen P. Hartzell paid $4,947.60 for 16,492 shares of our common stock. The sale of these shares were subject to a Registration Rights Agreement dated July 14, 2003, whereby the Company agreed to register for resale the shares purchased.

         On July 18, 2003, Peter S. Rawlings paid $30,000 for 100,000 shares of our common stock. The sale of these shares were subject to a Registration Rights Agreement dated July 18, 2003, whereby the Company agreed to register for resale the shares purchased.

         On July 21, 2003, William D. Forster paid $420,000 for 100,000 shares of our common stock. The sale of these shares were subject to a Registration Rights Agreement dated July 21 2003, whereby the Company agreed to register for resale the shares purchased.

         On July 21, 2003, James V. Pizzo & Ellen London-Pizzo paid $15,000 for 60,000 shares of our common stock. The sale of these shares were subject to a Registration Rights Agreement dated July 21 2003, whereby the Company agreed to register for resale the shares purchased.

         On July 21, 2003, Sensus LLC paid $26,233 for 104,932 shares of our common stock. The sale of these shares were subject to a Registration Rights Agreement dated July 21 2003, whereby the Company agreed to register for resale the shares purchased.

         The issuance of all shares of our common stock was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

         In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. All certificates for our shares contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.






                            INTENTIONALLY LEFT BLANK

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT NO.                   IDENTIFICATION OF EXHIBIT
-----------                   -------------------------

  2.1* Amended and Restated Plan and Agreement of Merger dated as of September 26, 2001, between Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Company's Registration Statement on Form SB-2, registration number 333-66638 (the "Company's Registration
          Statement"),  filed  with  the  SEC  on  November  30,  2001).
  3.1*    Certificate  of  Incorporation  of Houston American Energy Corp. filed
          April  2,  2001  (incorporated  by  reference  to  Exhibit  3.1 to the
          Company's  Registration  Statement  filed  with  the  SEC on August 3,
          2001).
  3.2* Certificate of Merger Merging Opportunity Acquisition Company with and into Houston American Energy Corp. filed April 12, 2001 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
  3.3* Bylaws of Houston American Energy Corp. adopted April 2, 2001 (incorporated by reference to Exhibit 3.3 to the Company's
          Registration Statement filed with the SEC on August 3, 2001). 3.4* Certificate of Amendment to the Certificate of Incorporation of
          Houston American Energy Corp. filed September 25, 2001 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
  3.5* Certificate of Merger Merging Texas Nevada Oil & Gas Co. with and into Houston American Energy Corp. filed January 17, 2002 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-QSB filed with the SEC on March 27, 2002).
  4.1* Text of Common Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement filed with the SEC on August 3, 2001). 4.2* Text of Preferred Stock Certificate of Houston American Energy Corp.
          (incorporated  by  reference  to  Exhibit  4.2  to  the  Company's
          Registration  Statement  filed  with  the  SEC  on  August  3,  2001).
 10.1* Model Form Operating Agreement dated April 6, 2001, between Moose Operating Co., Inc. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).
 10.2* Agreement to Assign Interests in Oil and Gas Leases dated as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).
 10.3* Assignment of Interests in Oil and Gas Leases and Bill of Sale effective as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit
          10.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).
 10.4* Promissory Note of Houston American Energy Corp. in the amount of $216,981.06 dated April 15, 2001, payable to Moose Oil & Gas Company. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement filed with the SEC on August 3, 2001).
 10.5* Plan and Agreement of Merger dated as of April 12, 2001, between Opportunity Acquisition Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement filed with the SEC on August 3, 2001).
 10.6* Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company (incorporated by reference to Exhibit
          10.6 to the Company's Registration Statement filed with the SEC on August 3, 2001).

EXHIBIT NO.                   IDENTIFICATION OF EXHIBIT
-----------                   -------------------------

 10.7* First Amendment of Agreement dated as of July 31, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to
          Exhibit 10.7 to the Company's Registration Statement filed with the SEC on August 3, 2001).
 10.8* Gas Purchase Contract No. 36-1599 dated as of May 1, 2001, between Kinder Morgan Texas Pipeline, L.P. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1,
          2001).
 10.9* Gas Purchase Agreement dated July 31, 1997, between Dominion Pipeline Company (as predecessor-in-interest to Pinnacle Natural Gas Co.) and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
 10.10* Model Form Operating Agreement dated December 11, 1997, between Louis Dreyfus Natural Gas Corp., Seisgen Exploration, Inc. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).
 10.11* Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21,
          2001).
 10.12* Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July 30, 2001, payable to John F. Terwilliger (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21,
          2001).
 10.13* Exchange Agreement dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 23, 2002 (the "July 2002 8-K").
 10.14* License Agreement dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.2 to the July 2002 8-K).
 10.15*  Stock Purchase Warrant dated July 19, 2002, between Houston American
          Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.3 to the July 2002 8-K).
 10.16* Registration Rights Agreement dated July 19, 2002, between Houston American Energy Corp. and Millennium Seismic, Inc. (incorporated by reference to Exhibit 2.4 to the July 2002 8-K).
 10.17* Assignment of Term Royalty Interest dated July 18, 2002, between Houston American Energy Cop. and Marlin Data Research, Inc. (incorporated by reference to Exhibit 2.5 to the July 2002 8-K).
 10.18* Bill of Sale dated July 18, 2002, between Houston American Energy Cop. and Marlin Data Research, Inc. (incorporated by reference to
          Exhibit  2.6  to  the  July  2002  8-K).
 10.19** Registration Rights Agreement dated July 14, 2003, between Houston American Energy Corp. and LibertyView Funds, LP.
 10.20** Registration Rights Agreement dated July 14, 2003, between Houston American Energy Corp. and LibertyView Special Opportunities Fund, LP.
 10.21** Registration Rights Agreement dated July 21, 2003, between Houston American Energy Corp. and William D. Forster.
 10.22** Registration Rights Agreement dated July 21, 2003, between Houston American Energy Corp. and James V. Pizzo & Ellen London-Pizzo.
 10.23** Registration Rights Agreement dated July 21, 2003, between Houston American Energy Corp. and Sensus LLC.
 10.24** Registration Rights Agreement dated July 14, 2003, between Houston American Energy Corp. and Stephen P. Hartzell.
 10.25** Registration Rights Agreement dated July 18, 2003, between Houston American Energy Corp. and Peter S. Rawlings.
 10.26** Registration Rights Agreement dated July 14, 2003, between Houston American Energy Corp. and Lior Bregman.

EXHIBIT NO.                   IDENTIFICATION OF EXHIBIT
-----------                   -------------------------

  31.1** Certification of John F. Terwilliger, Chief Executive Officer of Houston American Energy Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
  31.2** Certification of John F. Terwilliger, Chief Financial Officer of Houston American Energy Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
  32.1** Certification of John F. Terwilliger, Chief Executive Officer of Houston American Energy Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.
  32.2** Certification of John F. Terwilliger, Chief Financial Officer of Houston American Energy Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.
__________
*      Previously  filed.
**     Filed  herewith.

(b)    Reports  on  Form  8-K.

       None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOUSTON AMERICAN ENERGY CORP.

Dated July 31, 2003.
                                     By  /s/  John F. Terwilliger
                                         ---------------------------
                                         John F. Terwilliger
                                         President (chief executive officer) and
                                         Treasurer (chief accounting officer)