Form 10QSB
period 2003-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2003-11-12
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-33027.

                          HOUSTON AMERICAN ENERGY CORP.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  76-0675953
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                 Identification No.)

               801 Travis Street, Suite 2020, Houston, Texas 77002 (Address of principal executive offices)(Zip Code)

                                 (713) 222-6966
              (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 2003, we had 16,292,307 shares of $.0001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Balance Sheet as of September 30, 2003 . . . . . . . . . . . .       3

          Statements of Loss for the three months and the nine months
          ended September 30, 2003 and September 30, 2002. . . . . . . .       4

          Statements of Cash Flows for the nine months
          ended September 30, 2003 and September 30, 2002. . . . . . . .       5

          Notes to Financial Statements. . . . . . . . . . . . . . . . .       6

     Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . .       7

     Item 3.  Controls and Procedures .. . . . . . . . . . . . . . . . .      12

PART II     OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .      12

                         PART I - FINANCIAL INFORMATION
ITEM  1.     Financial  Statements

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                             $   230,489
  Accounts receivable                                        65,949
  Prepaid expenses                                            1,381
                                                        ------------
Total current assets                                        297,820
                                                        ------------

PROPERTY, PLANT AND EQUIPMENT
   Oil and gas properties - full cost method
       Costs subject to amortization                      1,510,745
       Costs not being amortized                            128,633
   Furniture and equipment                                   10,878
                                                        ------------
           Total property, plant and equipment            1,650,256
   Accumulated depreciation and depletion                  (787,108)
                                                        ------------
           Total property, plant and equipment, net         863,148
                                                        ------------

OTHER ASSETS                                                  3,167
                                                        ------------

           Total Assets                                 $ 1,164,134
                                                        ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                $    40,769
   Notes payable, shareholders                            1,339,875
   Accrued interest on notes payable, shareholders          254,478
                                                        ------------
           Total current liabilities                      1,635,123
                                                        ------------

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value; 100,000,000 shares
     Authorized; 16,292,307 shares outstanding               16,290
   Additional paid-in capital                             1,117,870
   Accumulated deficit                                   (1,605,149)
                                                        ------------
           Total stockholders' deficit                     (470,989)
                                                        ------------

           Total liabilities and stockholders' deficit  $ 1,164,134
                                                        ============

     The accompanying notes are an integral part of these financial statements

                               HOUSTON AMERICAN ENERGY CORP.
                                     STATEMENTS OF LOSS
                                        (Unaudited)

                                             Nine Months Ended        Three Months Ended
                                               September 30,            September 30,
                                         ------------------------  ------------------------
                                            2003         2002         2003         2002
                                         -----------  -----------  -----------  -----------

REVENUE                                  $   144,138  $    18,235  $    39,743  $     6,798
                                         -----------  -----------  -----------  -----------

EXPENSES OF OPERATIONS
   Lease operating expense                   100,108       14,106       34,636        3,409
   Joint Venture expenses                     40,998            -        9,417            -
   General and administrative expenses:
         Accounting and legal                 50,597       52,219       12,457        9,385
         Rent                                 29,451       28,500        9,908        9,500
         Shareholder relations                34,959        8,928       23,323            -
         Printing and duplicating                791        4,844           80            -
         Registration fees                       362        4,415            -        1,849
         Telephone and fax                     6,005        5,815        2,277        1,904
         Dues and subscription                 2,799        3,211          674        1,539
         Miscellaneous                         9,721        3,801        3,072        2,484
   Depreciation and depletion                 41,721       10,267       23,629        3,169
   Interest expense                          104,772       81,605       34,241       28,624
   Write-down of oil and gas properties
       due to ceiling limitation                   -       16,976            -            -
                                         -----------  -----------  -----------  -----------

Total expenses                               422,284      234,689      153,713       61,863
                                         -----------  -----------  -----------  -----------

NET LOSS                                 $   278,146  $   216,454  $   113,971  $    55,065
                                         ===========  ===========  ===========  ===========

Basic and diluted loss per share         $      0.02  $      0.02  $      0.01  $      0.00
                                         ===========  ===========  ===========  ===========

Basic weighted average shares             14,839,086   11,962,353   16,029,639   11,999,470
                                         ===========  ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30
                                                        -----------------------
                                                           2003         2002
                                                        -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $ (278,146)  $(216,454)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and depletion                               41,447      10,267
   Write-down of oil and gas properties                          -      16,976
   Non-cash expenses                                         6,041           -
Changes in operating assets and liabilities:
     (Increase) in accounts receivable                     (58,809)    (10,464)
     (Increase) decrease in prepaid expenses                 5,644       6,898
     (Increase) decrease in other assets                     1,578           -
     Increase in accounts payable and accrued expenses     140,297     101,113
                                                        -----------  ----------
     Net cash used in operating activities                (141,948)    (91,663)
                                                        -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties and assets                    (659,865)    (22,009)
                                                        -----------  ----------
     Net cash used in investing activities                (659,865)    (22,009)
                                                        -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                     837,160         596
  Loans from shareholders                                  194,200     103,979
                                                        -----------  ----------
     Net cash provided by financing activities           1,031,360     104,576
                                                        -----------  ----------

NET INCREASE (DECREASE) IN CASH                            229,548      (9,097)

CASH, BEGINNING OF PERIOD                                      941       9,389
                                                        -----------  ----------

CASH, END OF PERIOD                                     $  230,489   $     292
                                                        ===========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Federal income taxes paid                           $        -   $       -
                                                        ===========  ==========
    Interest paid                                       $        -   $       -
                                                        ===========  ==========

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
    Note payable for oil and gas properties, deferred
      assets and expenses                               $   11,111   $  14,441
                                                        ===========  ==========

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

     The Company completed a merger with Texas Nevada Oil and Gas Co. ("TNOG") on January 18, 2002. The Company issued 596,469 shares to the shareholders of TNOG and recorded the par value of common stock issued at $596. At the time of the merger TNOG was a "1934 Act" reporting company with minimal assets and liabilities. Pursuant to the General Rules and Regulations of the Securities Exchange Act of 1934, the merged companies, elected to use Houston American Energy Corp. as the successor issuer to TNOG for securities reporting purposes. For financial reporting purposes, the merger was treated as a purchase of TNOG by the Company and under "Purchase Accounting" the acquired company is recorded at fair value and the acquiring company carries-forward the historical recorded value of its resources and obligations.

NOTE 3. - CHANGES IN PRESENTATION

     Certain financial presentations for the periods presented for 2002 have been reclassified to conform to the 2003 presentation.

NOTE 4. - COMPLETION OF THE DEVELOPMENT STAGE

     Since inception, the Company has been in the process of accumulating adequate resources to sustain its operations. During the first nine months of fiscal 2003, investor funding and revenue producing operations have been sufficient to currently sustain the development of its oil and gas prospects and properties. This development permitted the Company to be reclassified and emerge from its development stage history.

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

NOTE 5 - SHARE OFFERINGS

     During the nine months ended September 30, 2003, the Company, through a series of private placements that were exempt from registration under Section 4(2) of the Securities Act of 1933 and related state private offering exemptions, issued an aggregate of 2,865,424 shares of its common stock for cash consideration of $837,160 as follows:

          - During the first quarter, the Company issued 1,083,334 shares of common stock for $325,000,

          - During the second quarter, the Company issued 100,666 shares of common stock for $26,000, and

          - In July 2003, the Company issued 1,681,424 shares of common stock to eight investors for $496,180.

     In connection with the July 2003 private placement, and through an agreement with other shareholders, the Company entered into a Registration Rights Agreement with certain shareholders wherein it agreed to register for resale the shares purchased by those shareholders. In September 2003, the Company filed, and the Securities and Exchange Commission declared effective, a registration statement on Form SB-2, satisfying the Company's obligations under the Registration Rights Agreements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING  INFORMATION

     This  Form  10-QSB  quarterly  report of Houston American Energy Corp. (the
"Company") for the nine months ended September 30, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses and exposures related to its oil and gas properties in which other companies have control over the operations conducted on such properties; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on John F. Terwilliger, its sole director and executive officer, to continue funding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

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

     The oil and gas industry is subject to volatile price movements based on various factors including supply and demand and other factors beyond the control of the Company. While the industry has generally benefited from higher prices during the past two years, sudden and/or sustained decreases in energy prices can occur, which could limit our ability to fund planned levels of capital expenditures.

     Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

GENERAL

     Houston American Energy was incorporated in April 2001, for the purposes of seeking oil and gas exploration and development prospects. Since inception, we have sought out prospects utilizing the expertise and business contacts of John
F. Terwilliger, our sole director and executive officer. Through the third quarter of 2002, the acquisition targets were in the Gulf Coast region of Texas and Louisiana, where Mr. Terwilliger has been involved in oil and gas exploration for many years. In the fourth quarter of 2002, we initiated international efforts through a Colombian joint venture more fully described in our annual report. Domestically and internationally, the strategy is to be a non-operating partner with exploration and production companies with much larger resources and operations.

CRITICAL ACCOUNTING POLICIES

     The following describes the most prominent accounting policies used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. Such is the case with accounting for oil and gas activities. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

     FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS ACTIVITIES. The Securities and Exchange Commission ("SEC") prescribes in Regulation S-X the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized.

     Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2002 or September 30, 2003.

     The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Excess costs are charged to proved properties impairment expense. An allowance for impairment of $109,573 was provided at December 31, 2002 and at September 30, 2003, an evaluation indicated there was no need for an additional impairment allowance.

     UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties consist principally of our cost of acquiring and evaluating undeveloped leases, net of an allowance for impairment and transfers to depletable oil and gas properties. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, we review the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. We record an allowance for impairment based on a review of present value of future cash flows. Any resulting charge is made to operations and reflected as a reduction of the carrying value of the recorded asset. Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2003:

                    Acquisition costs          $   83,780

                    Evaluation costs               44,853
                                            -------------

                         Total                 $  128,633
                                            =============

     The carrying value of unevaluated oil and gas prospects include $61,366 expended for properties in the South American country of Colombia at September 30, 2003. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT  YEAR'S  DEVELOPMENTS

     In January 2003, we acquired, from Rio Exploration Company for $312,500, a 12.5% interest in Hupecol, LLC and in the Tambaqui Association Contract.
Through the acquisition of the interest in Hupecol and in the Tambaqui Association Contract, we acquired interests in two properties in the South American country of Colombia.

     In April 2003, we acquired an interest in a property in St. John the Baptist Parish, Louisiana.

     From inception through December 31, 2002, we had drilled four domestic wells in Lavaca County, Texas. Two of the wells had been completed and were awaiting a pipeline hook-up, one of the wells was dry and one was being completed at December 31, 2002. The Mavis Wharton #3 well in Lavaca County, Texas experienced production problems and was unsuccessfully reworked and, ultimately, abandoned, in 2003. Through September 1, 2003, we had drilled (1) one successful well in Matagorda County, Texas, (2) one successful well in Lavaca County, Texas, and (3) one successful well in Louisiana, with production from that well being temporarily shut-in pending installation of a gas sales pipeline. Test wells are scheduled to commence drilling in Jackson County and San Patricio County, Texas before the end of 2003.

     The acquisition of our interest in the Colombian properties included a producing well, the Tambaqui #1. An offset well to that well was drilled as a dry hole in 2003. A second offset well is scheduled to be drilled beginning in the first quarter of 2004.

     The second Colombian property, the Cara Cara concession, was successfully tested with the completion of the Jaguar #1 well in April 2003. Our Colombian venture acquired 50 square miles of 3D seismic grid covering the Cara Cara concession and two other prospect areas. Three wells are planned to be drilled by the end of 2003 to offset, and to delineate, the Jaguar #1 well.

RESULTS  OF  OPERATIONS

     During the nine months ended September 30, 2003, the Company incurred an operating loss of $278,146 on revenues of $144,138 as compared to an operating loss of $216,454 on revenues of $18,235 during the same period in 2002. The loss for the third quarter was $113,971 on revenues $39,743 as compared to an operating loss of $55,065 on revenues of $6,798 during the third quarter of 2002.

     The increase in revenues for the 2003 period was primarily attributable to the commencement of revenue producing operations in Colombia and increased revenue from the Company's South Texas Kalmus well. Revenues from the Columbian properties were $85,420 for the first nine months of 2003 and were nil for the same period in the prior year. Primarily as a result of increased natural gas prices during the 2003 period, the Company's South Texas Kalmus well produced revenues of $41,700 in 2003 as compared to $10,700 in 2002. During May 2003 the Kalmus went to water and was subsequently unsuccessfully reworked and then abandoned.

     With an increase in the number of wells being operated during 2003, in addition to an increase in revenues during the first nine months of 2003, the Company reported increased well operating costs (up $86,002) and depletion (up $30,750) when compared to the same period in 2002. The increase in well operating costs and depletion was driven by the initial well operating expenses of $72,612 on the two Columbian wells, increased depletion attributable to the Columbia wells ($17,683) and increased domestic depletion from the abandonment of the Kalmus well.

     During the early developmental stage of exploratory oil and gas wells, daily operating costs are generally reasonably certain at the commencement of production. However, the per unit of production costs can vary greatly due to the fact that certain operating and field administration costs include a significant fixed component and that initial equivalent barrel production may be lower or higher than the sustained production achieved over the life of the well. It is management's opinion that the per unit production costs of all of its new discoveries can be reduced substantially through optimizing the level of production from existing wells or the drilling of additional wells. This may be especially true with the two new Columbian wells where the per well administrative costs can be reduced as additional successful wells are completed on the prospect acreage.

     The loss included, for the first time, Columbian Joint Venture expenses of $40,998 for the 2003 nine month fiscal period. The joint venture expenses represent our allocable share of administrative expenses arising from our interest in the Columbian venture's activities.

     The Company continues to experience disproportionately high general and administrative expense associated with a smaller enterprise including, in particular, accounting and legal costs associated with meeting its reporting obligations as a public company. During the 2003 periods, the Company's general and administrative expense reflected an overall increase as compared to the 2002 periods. The increase in general and administrative expenses in 2003 was primarily attributable to an increase in shareholder relations expense, which was up $26,031 in the first nine months of 2003. The increase in shareholder relations expense resulted from an undertaking during 2003 to increase in the Company's profile in the investment community in light of the Company's need to access capital to support its accelerated exploration activities.

     The Company's interest increased during the 2003 periods as increases in amounts advanced by stockholders to support operations ($1,339,874 at September 30, 2003). Interest expense on these loans was $104,772 and $34,241 for the nine-month and three month periods of 2003, respectively, as compared to $81,605 and $28,624 for the same periods of 2002.

     2002 nine-month operating results reflect a charge of $16,976 relating to the write down of oil and gas properties. We incurred no write-downs during the 2003 period. The write-down during the 2002 period was attributable to a determination, based on the findings in an independent reserve report, that, at September 30, 2002, the capitalized cost of our oil and gas properties exceeded the maximum carrying value under the full cost method of oil and gas accounting utilized by the Company.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As discussed by the Company's auditors in our financial statements included with our Annual Report on form 10KSB, our revenue is currently insufficient to cover our costs and expenses. In addition to the income received from our wells, certain significant shareholders, including John F. Terwilliger, our sole director and executive officer, have, in the past, provided us with funds needed to continue our development and operations. To the extent our revenue shortfall exceeds the willingness and ability of such shareholders to continue providing funds needed, management anticipates raising any necessary capital from outside investors and commercial bank or mezzanine lenders.

     At September 30, 2003, the Company had a cash and cash equivalents balance of $230,489 and a working capital deficit of $1.337 million compared to a cash balance of $941 and a deficit in working capital of $1.268 million at December 31, 2002. The working capital deficits principally reflect amounts owed to shareholders at those dates (principal and interest owed to shareholders totaled $1.594 million at September 30, 2003 and $1.278 million at December 31, 2002.) The shareholders loans are unsecured and repayable on demand, with interest accruing at 10% per annum.

     During the first nine months of 2003, the Company completed several private placements in which we issued 2,865,424 shares of common stock raising $837,160. In connection with those private placements, we agreed to register the common stock issued to certain of the shareholders. That commitment was consummated in September 2003 with the registration of 2,014,758 shares under the Securities Act of 1933. All funds received from our 2003 private placements are earmarked for use in our Colombian development activities and onshore domestic leasing, drilling and development programs.

     During the first nine months of calendar 2003, the Company invested $665,693 for the acquisition and development of oil and gas properties, consisting of (1) acquisition of a 12.5% interest in the Tambaqui concession in Colombia, (2) acquisition of 3D seismic on the Cara Cara concession in Colombia,
(3) acquisition of a 2.36328% working interest in the Jenny #1-14 well in Oklahoma, and (4) drilling and/or completing expenses for the Jaguar #1 well in Colombia, the Tambaqui #1, the Tambaqui #1Am wells in Colombia, the Harrison #1 well in Matagorda County, Texas, the Bougere Estate #1 well in Louisiana and the Goyen #1 well in Lavaca County, Texas.

     The Company's current budget projects expenditures of $170,000 during the last three months of 2003, consisting of (1) $75,000 for drilling three wells in Colombia on the Cara Cara concession, (2) $45,000, net of carried interest, for drilling and completion of the Miller #1 well in Jackson County, Texas, and (3) $50,000 for new leasehold prospects.

     At September 30, 2003, we had two revenue producing wells in Columbia, one revenue producing well in south Texas, one south Texas well that will commence a revenue stream in October and one successfully completed South Louisiana well awaiting connection to a sales gathering line. Preliminary indications are that these wells will more than double current monthly revenue at the current equivalent per barrel price in the mid-twenty dollar range. At the end of third quarter of 2003, our total reserves had increased to an estimated 124,700 equivalent barrels with an estimated discounted future net revenue stream in excess of $1,000,000.

     Management anticipates that our current financing strategy of private debt and equity offerings, combined with an expected increase in revenues, will meet our anticipated objectives and business operations for the next 12 months. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. Subject to obtaining adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those projects.

ITEM 3.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") who also serves as chief financial officer. Based on this evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal control subsequent to the evaluation.


                                    PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number                   Description
          -------                  -----------

           31.1 Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                       HOUSTON AMERICAN ENERGY CORP.


                                     By:  /s/ John Terwillger
                                        ------------------------------
                                             John Terwilliger
                                             CEO and President


Date: November 10, 2003