Form 10KSB
period 2003-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2004-03-26
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year Ended December 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _____________

                          Commission File No. 0-33027

                          HOUSTON AMERICAN ENERGY CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                     Delaware                           76-0675953
          --------------------------------          -------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

                          801 Travis Street, Suite 2020
                              Houston, Texas 77002
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:     (713) 222-6966

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class         Name of each exchange on which each is registered
   -------------------         -------------------------------------------------
          None                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)
                                ----------------

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes     [X]     No     [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [X]

     The Issuer's revenues for the fiscal year ended December 31, 2003 were $220,600.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of March 22, 2004 was 19,513,089. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 22, 2004, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $6,648,354.

                            DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:    Yes    [ ]    No    [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART  I

     ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . .       3
     ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . .      12
     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .      12
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . .      12

PART  II

     ITEM 5.   MARKET FOR COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . .      13
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . .      14
     ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . .      19
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . .      19
     ITEM 8A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . .      19

PART  III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . .      19
     ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .      19
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . .      19
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . .      19
     ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K. . . . . . . . . . . . .      20
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . .      22

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our properties and drilling activities and results, our intentions and strategies regarding future acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our properties, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "Houston American" refer to Houston American Energy Corp., a Delaware corporation.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

Houston American Energy Corp. is an oil and gas exploration and production company. In addition to seeking out oil and gas prospects using advanced seismic techniques, we utilize the contacts of John F. Terwilliger, our sole director and executive officer, to identify potential acquisition targets in the Onshore Texas Gulf Coast Region of the State of Texas, where Mr. Terwilliger has been involved in oil and gas exploration and production activities since 1983. Further, we have, through an interest in a limited liability company, interests in two concessions in the South American country of Colombia. As a result, we expect to be active in Colombia for the foreseeable future. Moreover, as well as our own drilling activities and acquisition strategy, we may also encourage others in the oil and gas industry to enter into partnerships or joint ventures with us for the purpose of acquiring properties and conducting drilling and exploration activities.

EXPLORATION PROJECTS

Our exploration projects are focused on existing property interests, and future acquisition of additional property interests, in the onshore Texas Gulf Coast region, Colombia and Louisiana.

Each of our exploration projects differs in scope and character and consists of one or more types of assets, such as 3-D seismic data, leasehold positions, lease options, working interests in leases, partnership or limited liability company interests or other mineral rights. Our percentage interest in each exploration project ("Project Interest") represents the portion of the interest in the exploration project we share with other project partners. Because each exploration project consists of a bundle of assets that may or may not include a working interest in the project, our Project Interest simply represents our proportional ownership in the bundle of assets that constitute the exploration project. Therefore, our Project Interest in an exploration project should not be confused with the working interest that we will own when a given well is drilled. Each exploration project represents a negotiated transaction between the project partners. Our working interest may be higher or lower than our Project Interest.

Our principal exploration projects as of December 31, 2003 consisted on the following:

LAVACA COUNTY, TEXAS. In Lavaca County, Texas, we hold two separate interests consisting of a 5% non-participating royalty interest in a 150 acre tract known as the Mavis Wharton Lease and a 38% working interest in a 65.645 acre tract known as the West Hardys Creek Prospect.

The Mavis Wharton #3 well was drilled on the Mavis Wharton Lease and, following completion, experienced production problems. The well was reworked and determined to be non-commercial and abandoned. We have been advised that a deep gas test is planned to include the Mavis Wharton Lease. Our royalty interest in the Mavis Wharton Lease does not bear any costs of well operations.

The Goyen #1 well was drilled on the West Hardys Creek Prospect in the third quarter of 2003. The Goyen #1 well tested the Frio and Miocene Sands to a depth of 3,000 feet. The Goyen #1 well was successfully completed in September 2003 and commenced production as a gas well with an initial production rate of 350MCF per day. We presently have no plans with respect to drilling additional wells on the West Hardys Creek Prospect.

MATAGORDA COUNTY, TEXAS. In Matagorda County, Texas, we hold two separate interests consisting of a 3.5% working interest with a 2.415% net revenue interest in a 779 acre tract known as the S.W. Pheasant Prospect and an option to participate, based on a 3.5% working interest with a 2.415% net revenue interest, in a 672 acre tract known as the Turtle Creek Prospect.

A well was successfully completed on the S.W. Pheasant Prospect in July 2003 with initial production rates from the Frio K Sand of 1400 MCF and 35 barrels of oil per day. Pursuant to our option covering the adjacent Turtle Creek Prospect, we anticipate participating in the drilling of a well on the Turtle Creek Prospect within the next year. Other than the anticipated well on the Turtle Creek Prospect, we presently have no plans with respect to drilling additional wells in Matagorda County.

JACKSON COUNTY, TEXAS. In Jackson County, Texas, we hold a 100% leasehold, subject to a 27% royalty, on an 80 acre tract known as the W. Harmon Prospect. At December 31, 2003, we had developed a plan with respect to drilling of the Miller #1 well on the W. Harmon Prospect and had engaged an operator to drill a 7,300 foot test well. Drilling of the Miller #1 is expected to begin in the third quarter of 2004 if we are successful in resolving certain location and gas line issues with the surface owner.

ST. JOHN THE BAPTIST PARISH, LOUISIANA. In St. John the Baptist Parish, Louisiana, we hold a 2% working interest with a 1.44% net revenue interest in a 726 acre leasehold known as the Bougere Estate and the Bougere Estate #1 well. The Bougere Estate #1 well was completed in June 2003 with initial production of 200 barrels of oil and 170 MCF of gas per day. Commercial production of the well commenced in December 2003 following installation of a gas sales pipeline. We presently have no additional plans with respect to drilling additional wells on the Bougere Estate.

LLANOS BASIN, COLOMBIA. In the Llanos Basin, Colombia, we hold an interest, through our ownership in Hupecol, LLC, in a 357,000 acre tract known as the Cara Cara concession. In conjunction with our acquisition of our interest in Hupecol, we also acquired, and hold, a 12.6% working interest, with an 11.31% net revenue interest, in the Tambaqui Association Contract covering 88,000 acres in the State of Casanare, Colombia.

The first well drilled in the Cara Cara concession, the Jaguar #1 well, was completed in April 2003 with initial production of 892 barrels of oil per day. In December 2003, Hupecol commenced drilling an additional three wells on the Cara Cara concession as offsets to, and to delineate, the Jaguar #1 well.

Included in our interest in the Tambaqui Association Contract is an interest in a producing well, the Tambaqui #1, and in two exploration wells. The first exploration well drilled as an offset to the Tambaqui #1, the Tambaqui #1Am, was dry. We expect to commence drilling another offset to the Tambaqui #1 well by April 2004.

In conjunction with the efforts to develop the Cara Cara concession, Hupecol has acquired 50 square miles of 3D seismic grid surrounding the Jaguar #1 well and two other prospect areas. That data is expected to be utilized to identify additional drill site opportunities to develop a field around the Jaguar #1 well and in other prospect areas within the grid.

Our working interest in our exploration projects in Colombia are subject to an escalating royalty of 8% on the first 5,000 barrels of oil per day to 20% at 125,000 barrels of oil per day. Our interest in the Tambaqui Association Contract is subject to reversionary interests of Ecopetrol, the state owned Colombian oil company, that could cause 50% of the working interest to revert to Ecopetrol after we have recouped four times our initial investment.

In December 2003, we exercised our right to participate in the acquisition, through Hupecol, of over 3,000 kilometers of seismic data in Colombia covering in excess of 20 million acres. The seismic data is expected to be utilized to map prospects in key areas with a view to delineating multiple drilling opportunities beginning in 2004. We will hold a 12.5% interest in all prospects developed by Hupecol arising from the acquired seismic data.

The following table sets forth certain information about each of our exploration projects:

                                          Acres Leased or Under Option at
                                               December 31, 2003 (1)
                                 -------------------------------------------------
                                    Project      Project    Company Net   Project
Project Area                         Gross         Net                   Interest
-------------------------------  -------------  ----------  -----------  ---------
TEXAS:

Lavaca County, Texas

   Mavis Wharton. . . . . . . .         300.00      150.00         7.50      5.00%

   West Hardys Creek. . . . . .          65.65       65.65        24.95     38.00%

Jackson County, Texas

   W. Harmon Prospect . . . . .          80.00       80.00        80.00    100.00%

San Patricio County, Texas

   St. Paul Prospect. . . . . .         380.00      380.00        19.00      5.00%

Matagorda County, Texas

   S.W. Pheasant Prospect . . .         779.00      779.00        27.27      3.50%

   Turtle Creek Prospect. . . .         672.00      672.00        23.52      3.50%
                                 -------------  ----------  -----------
Texas Sub-Total . . . . . . . .       2,276.65    2,126.65       182.24

LOUISIANA:

St. John the Baptist Parish,

  Louisiana . . . . . . . . . .         726.00      726.00        14.52      2.00%
                                 -------------  ----------  -----------
Louisiana Sub-Total . . . . . .         726.00      726.00        14.52      2.00%

OKLAHOMA

Jenny #1-14 . . . . . . . . . .         160.00      160.00         3.78      2.36%
                                 -------------  ----------  -----------
Oklahoma Sub-Total. . . . . . .         160.00      160.00         3.78

COLOMBIA

   Cara Cara Concession . . . .     357,000.00  357,000.00     5,676.30      1.59%

   Tambaqui Assoc. Contract (2)      88,000.00   88,000.00    11,088.00      12.6%
                                 -------------  ----------  -----------
Colombia Sub-Total. . . . . . .     445,000.00  445,000.00    16,764.30
                                 -------------  ----------  -----------
Total . . . . . . . . . . . . .     448,162.65  448,012.65    16,964.84
                                 =============  ==========  ===========

(1) Project Gross Acres refers to the number of acres within a project. Project Net Acres refers to leaseable acreage by tract. Company Net Acres are either leased or under option in which we own an undivided interest. Company Net Acres were determined by multiplying the Project Net Acres leased or under option times our working interest therein.

(2) The project interest is the working interest in the concession and not necessarily the working interest in the well.

DRILLING ACTIVITIES

From April 2001 (inception of the Company) through December 31, 2003, we drilled 9 exploratory and developmental wells, of which 7 were completed and 2 were dry holes. In 2001, 3 exploratory and 0 developmental wells were drilled of which 2 were completed and 1 was a dry hole. In 2002, 2 exploratory and 0 developmental wells were drilled of which 2 were completed and 0 were dry holes. In 2003, 3 exploratory and 1 developmental wells were drilled of which 3 were completed and 1 was a dry hole

The following table sets forth certain information regarding the actual drilling results for each of the years 2002 and 2003 as to wells drilled in each such individual year:

                             Exploratory Wells (1)  Developmental Wells (1)
                            ----------------------  ----------------------
                              Gross         Net       Gross        Net
                            ----------  ----------  ----------  ----------
2002
----

  Productive . . . . . . . .         2        0.04           0           0

  Dry. . . . . . . . . . . .         0        0.00           0           0

2003
----

  Productive . . . . . . . .         3       0.435           0           0

  Dry. . . . . . . . . .. . .        0           0           1       0.125

(1) Gross wells represent the total number of wells in which we owned an interest; net wells represent the total of our net working interests owned in the wells.

One well was in progress at December 31, 2003, on the Cara Cara concession in Colombia.

PRODUCTIVE WELL SUMMARY

The following table sets forth certain information regarding our ownership as of December 31, 2003 of productive gas and oil wells in the areas indicated:

                                 Gas                     Oil
                        ----------------------  ----------------------
                          Gross         Net       Gross        Net
                        ----------  ----------  ----------  ----------

Texas. . . . . . . . .           2       0.415           0           0

Louisiana. . . . . . .           1       0.020           0           0

Oklahoma . . . . . . .           1       0.024           0           0

Colombia . . . . . . .           0       0.000           2       0.141
                        ----------  ----------  ----------  ----------

     Total . . . . . .           4       0.459           2       0.141
                        ==========  ==========  ==========  ==========

VOLUME, PRICES AND PRODUCTION COSTS

The following table sets forth certain information regarding the production volumes, average prices received (net of transportation costs) and average production costs associated with our sales of gas and oil for the periods indicated:

                                 Year Ended December 31,
                                 ----------------------
                                    2002        2003
                                 ----------  ----------
Net Production:

       Gas (Mcf):

            United States . . .       8,957       15,993
            Columbia. . . . . .          na            0

       Oil (Bbls):

            United States . . .           0          246
            Columbia. . . . . .           0        5,880

Average sales price:

       Gas ($per Mcf) . . . . .        2.88         5.11

       Oil (Bbls) . . . . . . .          na        30.17

Average production expense and
  Taxes ($per Bble):

          United States . . . .        2.17         2.35
          Columbia. . . . . . .          na        24.88


NATURAL GAS AND OIL RESERVES

The following table summarizes the estimates of our historical net proved reserves as of December 31, 2002 and 2003, and the present value attributable to these reserves at these dates. The reserve data and present values were prepared by Pressler Petroleum Consultants, Inc., independent petroleum engineering consultants:

                                                          At December 31,
                                                     ------------------------
                                                         2002         2003
                                                     ------------  ----------
Net proved reserves (1):
       Natural gas (Mcf) . . . . . . . . . . .             18,872     176,600

       Oil (Bbls). . . . . . . . . . . . . . .                  0     274,107

Standardized measure of discounted future net
  cash flows (2) . . . . . . . . . . . . . . .       $     41,289  $3,172,639

(1) At December 31, 2003, net proved reserves, by region, consisted of 269,707 barrels of oil in Columbia and 4,400 barrels of oil in the U.S.; all natural gas reserves were in the U.S.

(2) The standardized measure of discounted future net cash flows represents the present value of future net revenues after income tax discounted at 10% per annum and has been calculated in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities" (see Note 7 - Supplemental Information on Oil and Gas Exploration, Development and Production Activities (Unaudited)) and, in accordance with current SEC guidelines, and does not include estimated future cash inflows from hedging. The standardized measure of discounted future net cash flows attributable to our reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis.

In accordance with applicable requirements of the Securities and Exchange Commission, we estimate our proved reserves and future net cash flows using sales prices and costs estimated to be in effect as of the date we make the reserve estimates. We hold the estimates constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. Gas prices, which have fluctuated widely in recent years, affect estimated quantities of proved reserves and future net cash flows. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control. The reserve data contained in this prospectus represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those we use, may vary. In addition, estimates of reserves may be revised based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revision may be material. Accordingly, reserve estimates may be different from the quantities of natural gas and oil that we are ultimately able to recover and are highly dependent upon the accuracy of the underlying assumptions. Our estimated proved reserves have not been filed with or included in reports to any federal agency.

LEASEHOLD ACREAGE

The following table sets forth as of December 31, 2003, the gross and net acres of proved developed and proved undeveloped and unproven gas and oil leases which we hold or have the right to acquire:

                   Proved Developed  Proved Undeveloped        Unproven
                   ----------------  ------------------  ---------------------
                    Gross     Net     Gross      Net       Gross        Net
                   --------  ------  --------  --------  ----------  ---------

Texas. . . . . . .   225.65   30.55    480.00     16.80    1,571.00     134.90

Louisiana. . . . .   300.00    6.00      0.00      0.00      426.00       8.52

Oklahoma . . . . .   160.00    3.78      0.00      0.00        0.00       0.00

Colombia . . . . .   640.00   27.65  3,320.00     88.16  441,040.00  16,648.49
                   --------  ------  --------  --------  ----------  ---------

     Total . . . . 1,325.65   67.98  3,800.00    104.96  443,037.00  16,791.91
                   ========  ======  ========  ========  ==========  =========

TITLE TO PROPERTIES

Title to properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens for current taxes not yet due and other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than preliminary review of local records).

Investigation, including a title opinion of local counsel, generally are made before commencement of drilling operations.

MARKETING

At March 1, 2004, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

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

Volatility of Oil and Gas Prices. As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas, oil, and condensate. Our realized profits affect the amount of cash flow available for capital expenditures. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that can cause the volatility of oil and gas prices are:

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

OPERATIONS IN COLOMBIA

As described above, we currently have interests in two concessions in the South American country of Colombia and expect to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of our Colombian operations, we may be forced to abandon or suspend our efforts. Either of such events could be harmful to our expected business prospects.

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

In many instances, the result of Order No. 636 and related initiatives has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Another effect of regulatory restructuring is the greater transportation access available on interstate pipelines. In some cases, producers and marketers have benefited from this availability. However, competition among suppliers has greatly increased and traditional long-term producer pipeline contracts are rare. Furthermore, gathering facilities of interstate pipelines are no longer regulated by FERC, thus allowing gatherers to charge higher gathering rates.

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

EMPLOYEES

As of March 1, 2004, we had one full-time employee and no part time employees. The employee is not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement. If our operations continue to grow as expected, we anticipate hiring as many as three additional employees over the next six to eight months.

ITEM 2.     DESCRIPTION OF PROPERTY

We currently lease approximately 2,000 square feet of office space in Houston, Texas as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The monthly rental under the lease, which expires on November 30, 2006, is $3,302.59.

A description of our interests in oil and gas properties is included in "Item 1. Description of Business."

ITEM 3.     LEGAL PROCEEDINGS

As of March 1, 2004, we were not party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since January 18, 2002, our Common Stock has been listed on the over-the-counter
electronic bulletin board ("OTCBB") under the symbol "HUSA".   The following
table sets forth the range of high and low bid prices for each quarter during the past two fiscal years.

                                          High    Low
                                          -----  -----
Calendar Year 2003

     Fourth Quarter . . . . . . . . . .   $0.75  $0.38
     Third Quarter. . . . . . . . . . .    0.52   0.31
     Second Quarter . . . . . . . . . .    0.42   0.23
     First Quarter. . . . . . . . . . .    0.51   0.30

Calendar Year 2002

     Fourth Quarter . . . . . . . . . .   $0.40  $0.11
     Third Quarter. . . . . . . . . . .    0.40   0.11
     Second Quarter . . . . . . . . . .    0.72   0.23
     First Quarter. . . . . . . . . . .    0.75   0.05

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 22, 2004, the closing bid price of the Common Stock was $0.85.

As of March 22, 2004, there were approximately 1,012 beneficial holders of our Common Stock.

In December 2003, John Terwilliger, the President and sole Director of the Company, acquired 1,103,791 shares of the Company's common stock in exchange for the conversion of outstanding loans in the amount of $441,516.29 and Orrie Lee Tawes acquired 465,042 shares of the Company's common stock in exchange for the conversion of outstanding loans in the amount of $186,016.83.

In December 2003, the Company issued an aggregate of 1,405,966 shares of common stock for a purchase price of $562,371 to fourteen accredited investors, being E.C. Broun III, Lior Bergman, Rochelle Zudkewich, Amit Solomon, Jack Lahav, LibertyView Funds, LP, Pudding Hill Partners, Lincoln Partners Group LLC, Andrew Arno, J. Mitchell Hull, William Hyler, LibertyView Special Opportunities Fund, LP, David B. Wheeler, and Stephen P. Hartzell.

The issuance of all shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

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

No commissions were paid in connection with the issuances described above.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Houston American Energy was incorporated in April 2001, for the purposes of seeking oil and gas exploration and development prospects. Since inception, we have sought out prospects utilizing the expertise and business contacts of John
F. Terwilliger, our sole director and executive officer. Through the third quarter of 2002, the acquisition targets were in the Gulf Coast region of Texas and Louisiana, where Mr. Terwilliger has been involved in oil and gas exploration for many years. In the fourth quarter 2002, we initiated international efforts through a Colombian joint venture more fully described below. Domestically and internationally, the strategy is to be a non-operating partner with exploration and production companies that have much larger resources and operations.

OVERVIEW OF OPERATIONS

Our operations are exclusively devoted to natural gas and oil exploration and production.

Our focus, to date and for the foreseeable future, is the identification of oil and gas drilling prospects and participation in the drilling and production of prospects. We typically identify prospects and assemble various drilling partners to participate in, and fund, drilling activities. We may retain an interest in a prospect for our services in identifying and assembling prospects without any contribution on our part to drilling and completion costs or we may contribute to drilling and completion costs based on our proportionate interest in a prospect.

We derive our revenues from our interests in oil and gas production sold from prospects in which we own an interest, whether through royalty interests, working interest or other arrangements. Our revenues vary directly based on a combination of production volumes from wells in which we own an interest, market prices of oil and natural gas sold and our percentage interest in each prospect.

Our well operating expenses vary depending upon the nature of our interest in each prospect. We may bear no interest or a proportionate interest in the costs of drilling, completing and operating prospects on which we own an interest. Other than well drilling, completion and operating expenses, our principal operating expenses relate to our efforts to identify and secure prospects, comply with our various reporting obligations as a publicly held company and general overhead expenses.

BUSINESS DEVELOPMENT FROM INCEPTION TO DECEMBER 2003

We were incorporated in April 2001 and consummated a merger with Texas Nevada Oil and Gas Co. ("TNOG") in January 2002.

Our initial efforts in 2001 and 2002 consisted of the evaluation and assembly of various interests in oil and gas properties in the onshore Gulf Coast of Texas and Louisiana regions. Pursuant to those efforts, we acquired varying interests in (1) two properties in Lavaca County, Texas, (2) two properties in Matagorda County, Texas, and (3) one property in Jackson County, Texas.

In January 2003, we acquired, from Rio Exploration Company for $312,500, a 12.5% interest in Hupecol, LLC and in the Tambaqui Association Contract. Through the acquisition of the interest in Hupecol and in the Tambaqui Association Contract, we acquired interests in two properties in the South American country of Colombia. Subsequently, in December 2003, we exercised our right, through Hupecol, to participate in the acquisition of over 3,000 kilometers of seismic data in Colombia covering in excess of 20 million acres.

In 2003, we acquired interests in properties in St. John the Baptist Parish, Louisiana, Oklahoma and San Patricio County, Texas.

From inception through December 31, 2002, we had drilled four domestic wells in Lavaca County, Texas. Two of the wells had been completed and were awaiting a pipeline hook-up, one of the wells was dry and one was being completed at December 31, 2002. The Mavis Wharton #3 well in Lavaca County, Texas experienced production problems and was unsuccessfully reworked and, ultimately, abandoned, in 2003. During fiscal year 2003, we drilled (1) one successful well in Matagorda County, Texas, (2) one successful well in Lavaca County, Texas, and (3) one successful well in Louisiana. A test well in San Patricio County, Texas was drilled in January 2004 with completion scheduled to follow and a test well in Jackson County, Texas (the Miller #1) is scheduled to begin drilling in the third quarter of 2004 if we are successful in resolving certain location and gas line issues with the surface owner.

The acquisition of our interest in the Colombian properties included a producing well, the Tambaqui #1. An offset well to that well was drilled as a dry hole in 2003. A second offset well is scheduled to commence drilling by April 2004.

The second Colombian property, the Cara Cara concession, was successfully tested with the completion of the Jaguar #1 well in April 2003. Our Colombian venture acquired 50 square miles of 3D seismic grid covering the Cara Cara concession and two other prospect areas. In December 2003, drilling began on the first of three wells planned to offset, and to delineate, the Jaguar #1 well.

CRITICAL ACCOUNTING POLICIES

The following describes the critical accounting policies used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting, such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

Full Cost Method of Accounting for Oil and Gas Activities. The Securities and Exchange Commission ("SEC") prescribes in Regulation S-X the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2003. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Excess costs are charged to proved properties impairment expense. An allowance for impairment of $109,573 and $574,331 was provided at December 31, 2002 and 2001, respectively.

Unevaluated Oil and Gas Properties. Unevaluated oil and gas properties consist principally of our cost of acquiring and evaluating undeveloped leases, net of an allowance for impairment and transfers to depletable oil and gas properties. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, we review the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. We record an allowance for impairment based on a review of present value of future cash flows. Any resulting charge is made to operations and reflected as a reduction of the carrying value of the recorded asset. Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2002 and 2003:

                             At December 31, 2002   At December 31, 2003
                             ---------------------  ---------------------

          Acquisition costs  $              68,000  $             103,404

          Evaluation costs                 120,418                 23,470
                             ---------------------  ---------------------

               Total         $             188,418  $             126,874
                             =====================  =====================

The carrying value of unevaluated oil and gas prospects include $57,747 and $5,617 expended for properties in the South American country of Colombia at December 31, 2002 and December 31, 2003, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Oil and Gas Revenues. Total oil and gas revenues increased $194,795 to $220,600 in fiscal 2003 when compared to fiscal 2002. Consequently, total oil and gas revenues increased by 759% for the year ended December 31, 2003 when compared to the year ended December 31, 2002. This increase is attributable to the full implementation of the Company's drilling and development program, which was initiated in 2002. At the end of 2002 there was one revenue producing property, the Kalmus. At December 31, 2003, the Company had three commercial wells in the U.S. and two commercial wells in Columbia and the Kalmus gas well was plugged and abandon at mid-year. Following is a summary comparison of revenues for the years ended December 31, 2003 and 2002.

                                       Columbia     U.S.    Total
                                       ---------  -------  --------
          Year ended 2003
                  Oil sales            $ 128,520  $11,957  $140,477
                  Gas sales                    0   80,123    80,123
          Year ended 2002
                  Gas sales                    0   25,805    25,805

Fiscal 2002 sales were from the gas production of the Kalmus well. That well was abandoned in May of 2003 with gas revenues to that date of $28,958.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 657% to $146,914 in 2003 from $19,397 in 2002. The increase in lease operating expenses was attributable to the increase in the number of wells (5) operated during the 2003 period. Following is a summary comparison of revenues for the years ended December 31, 2003 and 2003.

                                     Columbia    U.S.     Total
                                     ---------  -------  --------
          Year ended 2003            $ 109,348  $37,566  $146,914
          Year ended 2002                    0   19,397    19,397

The relatively high operating cost of the wells coming on the revenue stream in Columbia is influenced by the fact that in their early developmental, daily operating costs are generally reasonably certain at the commencement of production. However, the per unit of production costs can vary greatly due to the fact that certain operating and field administration costs include a significant fixed component and that initial equivalent barrel production may be lower or higher than the sustained production achieved over the life of the well. It is management's opinion that the per unit production costs of all of its new discoveries can be reduced substantially through optimizing the level of production from existing wells or the drilling of additional wells. This may be especially true with our two new Columbian wells where the per well administrative costs are expected to be reduced as additional successful wells are completed on the prospect acreage.

Joint Venture Expenses. Joint venture expenses totaled $36,940 in 2003. We incurred no joint venture expenses in 2002. The joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by the operator of the Columbian CaraCara and Tambaqui concessions.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 57.2% to $56,434 in fiscal 2003 when compared to $24,166 in 2002. The increase in depreciation and depletion expense was primarily attributable to the increased production from new wells (5) coming on line during 2003. Depletion on the U.S. wells was $33,135, which was disproportionately higher because of the increase in the depletable "cost pool" with the abandonment of the Kalmus well and the Lavaca county prospects. The remainder of the increase is in the depletion ($23,299) associated with the Columbian ventures.

Interest Expense. Interest expense increased 26.6% to $142,349 in 2003 compared to $112,405 in 2002. The interest expense increase was attributable to additional borrowings ($194,200) from two principal shareholders to finance our operations. In December 2003, those shareholders converted $627,530 of loans and accrued interest to 1,568,825 of the Company's common stock and reduced the interest rate on the remaining $1 million of loans from 10% to 7.2%. In December 2003, we raised approximately $562,400 from the sale of common stock to support our future operations. Accordingly, with the reduced shareholder loans and with the reduced interest rate on current loans, interest expense is expected to decline as much as 40% in fiscal 2004. The planned budget for 2004 also calls for interest to be paid current if monies are available from operating cash flow.

General and Administrative Expenses. General and administrative expense decreased by 7.7% to $182,293 in 2003 from the $197,518 experienced in 2002.
The decrease in G&A expense was attributable to a 32.1% decrease in professional fees. In spite of the decrease in professional fees during 2003, we continue to incur the high cost of accounting and legal fees associated with meeting our reporting obligations as a public company. The decrease in the professional fee component of G&A was partially offset by increases in other G&A expenses, including a 37.6% increase in shareholders relations costs resulting from an undertaking during 2002 and 2003 to increase our profile in the investment community in light of our need to access capital to support our accelerated exploration activities.

Write-Down of Oil and Gas Properties. During the 2002 period, we incurred a charge of $109,573 relating to the write down of oil and gas properties. We incurred no write-downs during 2003. The write-down during the 2002 period was attributable to a determination, based on the findings in an independent reserve report, that, at September 30, 2002, the capitalized cost of our oil and gas properties exceeded the maximum carrying value under the full cost method of accounting.

Gain on Settlement of Accounts Payable. During 2002, we reported a gain on the settlement of accounts payable of $42,870. The gain arose from the settlement, for less than face value, of certain previously recorded expenses/payables associated with our becoming a public reporting company. We incurred no gain on settlement of accounts payable during 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2003, we had a cash balance of $663,422 and working capital of $654,451 compared to a cash balance of $939 and a deficit in working capital of $1.27 million at December 31, 2002. This change in our working capital position, is attributable to the debt restructuring and conversion in December of 2003. As previously mentioned, $627,530 of loans and interest was converted to equity. In addition, the open shareholder loans were restructured to long-term notes with a due date in 2007.

As discussed in our prior financial statements included herewith, our revenue was insufficient to cover our costs and expenses. In addition to the income received from our wells, certain significant shareholders, including John F. Terwilliger, our sole director and executive officer, provided us the funds needed to continue our development and operations. Our current business plan projects positive cash flows from operation by the second quarter of fiscal 2004 and management anticipates raising any necessary funds for major capital expenditures from outside investors or commercial bank or mezzanine lenders.

During 2003, we completed private placements of shares, raising $1,386,922, net of costs, from the sale of 4,271,390 shares. These funds were raised to support our working capital requirements, including our ongoing Colombian development activities and our onshore domestic leasing, drilling and development programs.

Simultaneous with the closing of our December 2003 private placement, we issued 1,568,825 shares of common stock in full satisfaction of $627,530 of loans from shareholders. The balance of the loans from shareholders in the amount of $1 million, including accrued interest, was converted into unsecured promissory notes, with interest accruing at 7.2% per annum and with a maturity date of January 1, 2007.

Loans from shareholders totaled $1,004,400, including accrued interest, at December 31, 2003.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. Historically, we have funded our capital and exploration expenditures from funds borrowed from John F. Terwilliger, our principal shareholder and officer. With the receipt of additional equity financing in 2003, we expect that future capital and exploration expenditures will be funded principally through additional stock offerings, mezzanine loans, funds on hand and funds generated from operations.

During 2003, we invested $770,769 for the acquisition and development of oil and gas properties, consisting of (1) acquisition of a 12.5% interest in the Tambaqui concession in Colombia, (2) acquisition of 3D seismic on the Cara Cara concession in Colombia, (3) acquisition of a 2.4% working interest in the Jenny #1-14 well in Oklahoma, and (4) drilling and/or completing expenses for the Jaguar #1 well in Colombia, the Tambaqui #1 and the Tambaqui #1Am wells in Colombia, the Harrison #1 well in Matagorda County, Texas, the Bougere Estate #1 well in Louisiana and the Goyen #1 well in Lavaca County, Texas.

At January 1, 2004, our acquisition and drilling budget for 2004 totaled $420,000, consisting of (1) $28,500 for drilling of three wells in Colombia on the Cara Cara concession and $173,350 to drill the Tambaqui #2, (2) $140,000 for South Texas leasehold prospects that are to be purchased for resale, and (3) $60,000 to $80,000 for the acquisition and drilling of the LaFurs well on the South Sibley Prospect in Louisiana. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2003:

                                  Payments due by period
                 ------------------------------------------------------------
                   Total      2004    2005 - 2006   2007 - 2008   Thereafter
                 ----------  -------  ------------  ------------  -----------
Long-term debt   $1,000,000  $     0  $          0  $  1,000,000  $         0
Operating lease
commitments         112,288   39,631        72,657             0            0
                 ----------  -------  ------------  ------------  -----------
      Total      $1,112,288  $39,631  $     72,657  $  1,000,000  $         0
                 ==========  =======  ============  ============  ===========

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (ORRI) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to employees, including officers, consultants and third parties. As of December 31, 2003, we had granted ORRIs to affiliates ranging from 1.0% to 4.02166% of our interest in selected properties. ORRI payments during 2003 were estimated to total $3,600.

At December 31, 2003, we had two revenue producing wells in Columbia, two revenue producing wells in south Texas and one revenue producing wells in south Louisiana. Preliminary indications are that these wells will more than double current monthly revenue at the current equivalent per barrel price in the mid-twenty dollar range. At December 31, 2003, our total reserves had increased to an estimated 340,344 equivalent barrels with an estimated discounted future net revenue stream in excess of $3,172,639.

Management anticipates that our current financing strategy of private debt and equity offerings, combined with an expected increase in revenues, will meet our anticipated objectives and business operations for the next 12 months. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those projects.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2003.

INFLATION

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7.     FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants report thereon of Thomas Leger & Co., L.L.P., appears immediately after the signature page of this report. See "Index to Financial Statements" on page 24 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.    CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

         Exhibit
         Number                       Description of Exhibit
         ------                       ----------------------

          2.1 Amended and Restated Plan and Agreement of Merger dated as of September 26, 2001, between Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Company's Registration Statement on Form SB-2, registration number 333-66638 (the "Company's Registration Statement"), filed with the SEC on November 30, 2001).

          3.1 Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001 (incorporated by reference to
                         Exhibit 3.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).


          3.2 Certificate of Merger Merging Opportunity Acquisition Company with and into Houston American Energy Corp. filed April 12, 2001 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          3.3 Bylaws of Houston American Energy Corp. adopted April 2, 2001 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          3.4 Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001 (incorporated by reference to
                         Exhibit 3.4 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1,
                         2001).

          3.5 Certificate of Merger Merging Texas Nevada Oil & Gas Co. with and into Houston American Energy Corp. filed January 17, 2002 (incorporated by reference to Exhibit
                         3.5 to the Company's Annual Report on Form 10-QSB filed with the SEC on March 27, 2002).

          4.1 Text of Common Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          4.2 Text of Preferred Stock Certificate of Houston American Energy Corp. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          10.1 Model Form Operating Agreement dated April 6, 2001, between Moose Operating Co., Inc. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          10.2 Agreement to Assign Interests in Oil and Gas Leases dated as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement filed with the SEC on August 3,
                         2001).

          10.3 Assignment of Interests in Oil and Gas Leases and Bill of Sale effective as of April 6, 2001, between Moose Oil & Gas Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          10.4 Promissory Note of Houston American Energy Corp. in the amount of $216,981.06 dated April 15, 2001, payable to Moose Oil & Gas Company. (incorporated by reference to
                         Exhibit 10.4 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          10.5 Plan and Agreement of Merger dated as of April 12, 2001, between Opportunity Acquisition Company and Houston American Energy Corp. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          10.6 Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          10.7 First Amendment of Agreement dated as of July 31, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement filed with the SEC on August 3, 2001).

          10.8 Gas Purchase Contract No. 36-1599 dated as of May 1, 2001, between Kinder Morgan Texas Pipeline, L.P. and Moose Operating Co., Inc. (incorporated by reference to
                         Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1,
                         2001).

          10.9 Gas Purchase Agreement dated July 31, 1997, between Dominion Pipeline Company (as predecessor-in-interest to Pinnacle Natural Gas Co.) and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).

          10.10 Model Form Operating Agreement dated December 11, 1997, between Louis Dreyfus Natural Gas Corp., Seisgen Exploration, Inc. and Moose Operating Co., Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 1, 2001).

          10.11 Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2, 2001, payable to John
                         F. Terwilliger (incorporated by reference to Exhibit
                         10.11 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).

          10.12 Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July 30, 2001, payable to John
                         F. Terwilliger (incorporated by reference to Exhibit
                         10.12 to Amendment No. 4 to the Company's Registration Statement filed with the SEC on November 21, 2001).

          10.13 Assignment of Term Royalty Interest dated July 18, 2002, between Houston American Energy Cop. and Marlin Data Research, Inc. (incorporated by reference to
                         Exhibit 2.5 to the July 2002 8-K).

          10.14 Bill of Sale dated July 18, 2002, between Houston American Energy Cop. and Marlin Data Research, Inc. (incorporated by reference to Exhibit 2.6 to the July 2002 8-K).

          10.15 Registration Rights Agreement dated July 14, 2003, between Houston American Energy Corp. and LibertyView Funds, LP (incorporated by reference to Exhibit 10.19 to the Company's Form 10-QSB for the quarter ended June 30, 2003 (the "June 2003 Form 10-QSB")).

          10.16 Registration Rights Agreement dated July 14, 2003, between Houston American Energy Corp. and LibertyView Special Opportunities Fund, LP (incorporated by reference to Exhibit 10.20 to the Company's June 2003 Form 10-QSB).

          10.17 Registration Rights Agreement dated July 21, 2003, between Houston American Energy Corp. and William D. Forster (incorporated by reference to Exhibit 10.21 to the Company's June 2003 Form 10-QSB).

          10.18 Registration Rights Agreement dated July 21, 2003, between Houston American Energy Corp. and James V. Pizzo & Ellen London-Pizzo (incorporated by reference to Exhibit 10.22 to the Company's June 2003 Form 10-QSB).

          10.19 Registration Rights Agreement dated July 21, 2003, between Houston American Energy Corp. and Sensus LLC (incorporated by reference to Exhibit 10.23 to the Company's June 2003 Form 10-QSB).

          10.20 Registration Rights Agreement dated July 14, 2003, between Houston American Energy Corp. and Stephen P. Hartzell (incorporated by reference to Exhibit 10.24 to the Company's June 2003 Form 10-QSB).

          10.21 Registration Rights Agreement dated July 18, 2003, between Houston American Energy Corp. and Peter S. Rawlings (incorporated by reference to Exhibit 10.25 to the Company's June 2003 Form 10-QSB).

          10.22 Registration Rights Agreement dated July 14, 2003, between Houston American Energy Corp. and Lior Bregman (incorporated by reference to Exhibit 10.26 to the Company's June 2003 Form 10-QSB).

          10.23 Form of Subscription Agreement relating to December 2003 placement of shares (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form SB-2, registration number 333-111826 (the "Company's 2004 Registration Statement"), filed with the SEC on January 9, 2004).

          10.24 Form of Registration Rights Agreement relating to December 2003 placement of shares (incorporated by reference to Exhibit 10.24 to the Company's 2004 Registration Statement).

          10.25 Promissory Note, dated December 10, 2003, payable to John Terwilliger in the amount of $724,658.67 (incorporated by reference to Exhibit 10.25 to the Company's 2004 Registration Statement).

          10.26 Promissory Note, dated December 10, 2003, payable to John Terwilliger in the amount of $275,341.33 (incorporated by reference to Exhibit 10.26 to the Company's 2004 Registration Statement).

          14.1           Code of Ethics for CEO and Senior Financial Officers

          31.1           Section 302 Certifications

          32.1           Section 906 Certifications

     (b)     Reports on Form 8-K

             None

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HOUSTON AMERICAN ENERGY CORP.
Dated:  March 24, 2004

                                   By:   /s/ John F. Terwilliger
                                             John F. Terwilliger
                                             President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                    Title                              Date
     ----------                    -----                              ----

/s/ John F. Terwilliger       President, Director and            March 24, 2004
JOHN F. TERWILLIGER           Treasurer (Principal Executive
                              and Financial Officer)

                          HOUSTON AMERICAN ENERGY CORP.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors Report . . . . . . . . . . . . . . . . . . . . . . .    F-1

Balance Sheet as of December 31, 2003 . . . . . . . . . . . . . . . . . .    F-2

Statements of Operations For the Years ended December
31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

Statements of Shareholders' Equity for the Years ended
December 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . .    F-4

Statements of Cash Flows For the Years Ended December
31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .    F-6

                           INDEPENDENT AUDITORS REPORT


Houston  American  Energy  Corp.
Houston,  Texas


We have audited the accompanying balance sheet of Houston American Energy Corp. as of December 31, 2003 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Houston American Energy Corp. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



                                            Thomas Leger & Co., L.L.P.

March 16, 2004
Houston, Texas

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
===========================================================================

                              ASSETS
                              ------
CURRENT ASSETS
  Cash                                                         $   663,422
  Accounts receivable                                               66,003
  Prepaid expenses                                                   5,938
                                                               ------------

        TOTAL CURRENT ASSETS                                       735,363
                                                               ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties, full cost method
    Costs subject to amortization                                1,617,581
    Costs not being amortized                                      126,874
  Office equipment                                                  10,878
                                                               ------------
  Total properties                                               1,755,333
  Accumulated depreciation and depletion oil and gas properties   (802,096)
                                                               ------------

        PROPERTY, PLANT AND EQUIPMENT, NET                         953,237
                                                               ------------

OTHER ASSETS                                                        40,030
                                                               ------------

  TOTAL ASSETS                                                 $ 1,728,630
                                                               ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $    76,512
  Accrued interest on shareholder loans                              4,400
                                                               ------------

        TOTAL CURRENT LIABILITIES                                   80,912
                                                               ------------

LONG-TERM DEBT
  Notes payable to principal shareholder                         1,000,000
                                                               ------------

SHAREHOLDERS' EQUITY
Common stock, par value $.001;
  100,000,000 shares authorized, 19,285,106 shares outstanding      19,285
Additional paid-in capital                                       2,299,767
Accumulated deficit                                             (1,671,334)
                                                               ------------

        TOTAL SHAREHOLDERS' EQUITY                                 647,718
                                                               ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 1,728,630
                                                               ============

   The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                            STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
==========================================================================



                                                    2003          2002
                                                ------------  ------------

OIL AND GAS REVENUE                             $   220,600   $    25,805
                                                ------------  ------------

EXPENSES OF OPERATIONS
  Lease operating expense                           146,914        19,397
  Joint venture expense                              36,940             -
  Depreciation and depletion                         56,434        24,166
  Interest expense on shareholder debt              142,349       112,405
  General and administrative expense
    Accounting and legal                             63,630        93,688
    Rent                                             41,219        38,000
    Shareholder relations                            41,402        30,092
    Miscellaneous                                    36,042        35,738
  Write-down of oil and gas properties
    due to ceiling limitation                             -       109,573
  Gain from settled accounts payable                      -       (42,870)
                                                ------------  ------------
    Total  expenses                                 564,930       420,189
                                                ------------  ------------

FEDERAL INCOME TAXES                                      -             -
                                                ------------  ------------

NET LOSS                                        $  (344,330)  $  (394,384)
                                                ============  ============

BASIC AND DILUTED LOSS PER SHARE                $     (0.02)  $     (0.03)
                                                ============  ============

BASIC WEIGHTED AVERAGE SHARES                    15,398,070    12,119,842
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                               HOUSTON AMERICAN ENERGY CORP.
                             STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===========================================================================================




                                        Common Stock
                               -------------------------------
                                                    Paid - in    Accumulated
                                 Shares    Amount    Capital       Deficit        Total
                               ----------  -------  ----------  -------------  ------------

Balance at December 31, 2001   11,403,414  $11,403  $        -  $   (932,620)  $  (921,217)

Stock issued for -
  Reverse merger with
    Texas Nevada Oil and Gas Co.  596,469      597           -             -           597
  Cash                          1,350,000    1,350     268,650             -       270,000
  Consulting services              75,000       75      14,925             -        15,000

  Net loss                              -        -           -      (394,384)     (394,384)
                               ----------  -------  ----------  -------------  ------------
  Balance at December 31, 2002 13,424,883   13,425     283,575    (1,327,004)   (1,030,004)

Shares issued for -
  Cash                          4,271,390    4,271   1,382,650                   1,386,922
  Stock issued for services        20,000       20       7,580                       7,600
  Converted shareholder debt    1,568,825    1,569     625,961                     627,530

Net loss                                -        -           -      (344,330)     (344,330)
                               ----------  -------  ----------  -------------  ------------

Balance at December 31, 2003   19,285,098  $19,285  $2,299,767  $ (1,671,334)  $   647,718
                               ==========  =======  ==========  =============  ============



          The accompanying notes are an integral part of these financial statements.

                           HOUSTON AMERICAN ENERGY CORP.
                              STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
=========================================================================================



                                                                     2003         2002
                                                                  -----------  ----------

CASH FLOW FROM OPERATING ACTIVITIES
  Loss from operations                                            $ (344,330)  $(394,384)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH FROM OPERATIONS
  Depreciation and depletion                                          56,434      24,166
  Write-down oil and gas properties                                        -     109,573
  Non-cash expenses                                                   13,641      38,076
  Gain from payable settlement                                             -     (42,871)
  (Increase) in accounts receivable                                  (58,863)     (1,921)
  (Increase) decrease in prepaid expense                               1,088       1,116
  (Increase) decrease in other assets                                (35,285)        796
  Increase in accounts payable
    and accrued expenses                                             213,616     108,076
                                                                  -----------  ----------

  Net cash (used) provided by operations                            (153,699)   (157,373)
                                                                  -----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of properties and assets                              (764,940)   (210,427)
                                                                  -----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Sale of common stock - net of costs                              1,386,922     285,000
  Loans from principal shareholders                                  194,200      74,350
                                                                  -----------  ----------

  Net cash provided by                                             1,581,122     359,350
                                                                  -----------  ----------

INCREASE (DECREASE) IN CASH                                          662,483      (8,450)
  Cash, beginning of period                                              939       9,389
                                                                  -----------  ----------

  Cash, end of period                                             $  663,422   $     939
                                                                  ===========  ==========

SUPPLEMENTAL  SCHEDULE  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Shareholder notes payable converted to common stock             $  627,530   $       -
  Non-cash expense                                                    13,641      38,076
  Shareholder note payable given for oil and gas properties
    and general and administrative expenses                           17,152      20,888


      The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

NOTE  1.  -  NATURE  OF  COMPANY  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL  -Houston  American Energy Corp. (a Delaware Corporation) ("the Company"
-------
or "HUSA") was incorporated on April 2, 2001. The Company is engaged, as a non-operating joint owner, in the exploration, development, and production of natural gas, crude oil, and condensate from properties located principally in the Gulf Coast area of the United States and international locations with proven production, which to date has focused on Columbia South America.

HISTORY  -  The Company completed a reverse merger with Texas Nevada Oil and Gas
-------
Co. ("TNOG") in January 2002. The Company issued 596,469 shares of common stock to the shareholders of TNOG. As the majority surviving ownership in the merger, the Company changed the name to Houston American Energy Corp. and treated the transaction as an acquisition of TNOG.

COMPLETION  OF  THE  DEVELOPMENT STAGE- Since inception, the Company has been in
--------------------------------------
the process of accumulating adequate resources to sustain its operations. During the latter part of fiscal 2002 and early 2003, operations and funding became sufficient to permit the Company to be reclassified and emerge from its development stage history.

GENERAL  PRINCIPLES  AND  USE  OF  ESTIMATES  The financial statements have been
--------------------------------------------
prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Certain amounts for prior periods have been reclassified to conform to the current presentation.

OIL AND GAS REVENUES - The Company recognizes sales revenues based on the amount
--------------------
of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. Currently, the Company does not anticipate that the oil and gas sold will be significantly different from the Company's production entitlement.

OIL  AND GAS PROPERTIES AND EQUIPMENT - The Company uses the full cost method of
-------------------------------------
accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping the wells and any internal costs that are directly related to acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

The Company categorizes its full costs pools as costs subject to amortization and costs not being amortization. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED . .

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years. Oil and gas properties and office equipment carrying values do not purport to represent replacement or market values.

Depreciation expense for office equipment was $1,119 and $1,603 at December 31, 2003 and 2002, respectively and accumulated reserved for depreciation was $3,227 at December 31, 2003. Depletion and amortization for oil and gas properties was $54,831 and $22,563 at December 31, 2003 and 2002, respectively and accumulated reserve for depletion and amortization was $798,813 at December 31, 2003.

COSTS  EXCLUDED  -  Oil  and gas properties include costs that are excluded from
---------------
capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization.

CEILING  TEST  -  Under  the  full  cost method of accounting, a ceiling test is
-------------
performed each quarter. The full cost ceiling test is an impairment test prescribed by Securities and Exchange Commission (SEC") Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization ("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, using prices in effect at the end of the period with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Proved oil and gas reserves, as defined by SEC Regulation S-X, are the estimated quantities of crude oil, natural gas, and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED . .

The Company emphasizes that the volumes of reserves are estimates, which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data.

These estimates, made by an independent reservoir engineer (approximately 88% of reserves) and a reservoir engineer that is a shareholder, are reviewed and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in assumptions based on, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to uneconomical conditions.

Unevaluated oil and gas properties not subject to amortization at December 31, 2003 include the following:

             Acquisition costs                            $103,404
             Geological, geophysical and screening costs    23,470
                                                          --------
                          Total                           $126,874
                                                          ========

All but $5,617 of this cost was incurred on U. S. properties.

JOINT  VENTURE  EXPENSE  -  Joint  venture  expense  reflects the indirect field
-----------------------
operating and regional administrative expenses billed by the operator of the Columbian CaraCara and Tambaqui concessions.

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

PREFERRED  STOCK  -  The  Company  has authorized 10,000,000 shares of preferred
----------------
stock with a par value of $.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. No shares of preferred stock have been issued.

STATEMENT  OF CASH FLOWS - Cash equivalents consists of demand deposits and cash
------------------------
investments with initial maturity dates of less than three months. The Company paid no interest or taxes during the period of the accompanying financial statements.

NET  LOSS  PER SHARE - Basic loss per share is computed by dividing the net loss
--------------------
available to common shareholders by the weighted average of common shares outstanding during the period, as retroactively adjusted by the stock split described in the third paragraph of Note 1.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CONCENTRATION  OF  RISK  -The  Company is dependent upon the industry skills and
-----------------------
contacts of John F. Terwilliger, the sole director and chief executive officer, to identify potential acquisition targets in the onshore coastal Gulf of Mexico region of Texas and Louisiana. Further, as a non-operator oil and gas exploration and production company and through its interest in a limited liability company and two concessions in the South American country of Colombia, the Company is dependent on the personnel, management and resources of those entities to operate efficiently and effectively.

As a non-operating joint interest owner, the Company has a right of investment refusal on specific projects and the right to examine and contest its division of costs and revenues determined by the project operator.

The Company currently has interests in two concessions in Colombia and expects to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Company's Colombian operations, the Company may be forced to abandon or suspend their efforts. Either of such events could be harmful to the Company expected business prospects.

At December 31, 2003, 63% of the Company's net oil and gas property investment and 58% of its revenue was with or derived from the company managing the Columbian properties.

RECENT  ACCOUNTING  DEVELOPMENTS - The EITF is considering two issues related to
----------------------------------
the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets. Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142.

If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, the Company estimates that $923,000 and $41,000 would be reclassified from oil and gas properties to intangible assets on its balance sheet as of December 31, 2003. These amounts represent oil and gas mineral rights acquired after June 2001 through the end of the year. These amounts are net of accumulated DD&A. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statements of operations or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

NOTE  2.  -  NOTES  PAYABLE

Notes payable at December 31, 2003, in the amount of $1,000,000, is owed to John Terwilliger, Chief Executive Officer, who is also a significant shareholder. The notes are not secured, bear interest at 7.2% and are due on January 1, 2007 with interest paid monthly, based on cash flow.

On December 9, 2003, two principal shareholders, including the Chief Executive Officer mentioned above, exchanged notes payable and unpaid interest aggregating $339,875 and $287,655, respectively, for 1,568,825 shares of the Company's common stock.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

NOTE  4.  -  RELATED  PARTIES

The Company's original oil and gas properties in Lavaca County Texas were purchased from John F. Terwilliger, Chief Executive Officer, and a principal shareholder, at their cost.

Since inception of the Company's operations, John F. Terwilliger has received no direct or indirect compensation or other salary related benefits from the Company.

In conjunction with the Company's efforts to secure oil and gas prospects, financing and services, it has, from time to time, granted overriding royalty interests in the Company's various mineral properties to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a significant shareholder. During 2003, approximately $3,600 was paid to John Terwilliger and Orrie L. Tawes from these royalty interests.

NOTE  5  -  INCOME  TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2003 and 2002.

                                                       2003        2002
                                                    ----------  ----------

     Loss before income taxes                       $(344,330)  $(394,384)
                                                    ==========  ==========

     Income tax computed at statutory rates         $(117,073)  $(134,091)
     Adjustment to net operating loss carryforward          -      30,560
     Permanent differences, nondeductible expenses    (47,752)          -
     Increase in valuation allowance                  164,825     103,531
                                                    ----------  ----------

     Tax provision                                  $       -   $       -
                                                    ==========  ==========

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward of approximately $1,328,000 which will expire in 2016 through 2018. The Company's net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the loss as a result of or ownership change as defined in section 382 of the Internal Revenue Code.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2003 are set out below.

                                                         2003
                                                      ----------
          Deferred tax asset:
             Net operating loss carry forwards        $ 451,723
             Valuation allowance                       (381,939)
             Book over tax depreciation, depletion
               and capitalization methods on oil
               and gas properties                      (118,183)
             Book over tax accrued interest payments     48,399
                                                      ----------

          Net deferred tax asset                      $       -
                                                      ==========

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

NOTE  6.  -  COMMITMENTS

LEASE COMMITMENT - The Company leases office facilities under an operating lease
----------------
agreement which expires November 30, 2006. The lease agreement requires payments of $39,631 in 2004 and 2005 and $33,026 in 2006. Total rental expense in 2003 was $41,219 and $38,000 in 2002. The Company does not have any capital leases or other operating lease commitments.

LEGAL  CONTINGENCIES  -The  Company  is subject to legal proceedings, claims and
-----------------------
liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. At December 31, 2003 there are no known assertions, claims or legal actions pending. Consequently there are no contingency claims accrued.

DEVELOPMENT  COMMITMENTS  -  During  the ordinary course of oil and gas prospect
------------------------
development, the Company commits to a proportionate share for the cost of acquiring mineral interest, drilling exploratory or development wells and acquiring seismic and geological information. At January 1, 2004, our acquisition and drilling budget for 2004 totaled $420,000, consisting of (1) $28,500 for drilling of three wells in Colombia on the Cara Cara concession and $173,350 to drill the Tambaqui #2, (2) $140,000 for South Texas leasehold prospects that are to be purchased for resale, and (3) $60,000 to $80,000 for the acquisition and drilling of the LaFurs well on the South Sibley Prospect in Louisiana.

POST  RETIREMENT  BENEFITS  -  At  December 31, 2003, the Company had no pension
--------------------------
plans, other postretirement benefits or employee savings plans.

SHAREHOLDER  ROYALTY INTEREST - In conjunction with HUSA's efforts to secure oil
-----------------------------
and gas prospects, financing and services, it has, from time to time, granted overriding royalty interests in the Company's various mineral properties to John
F. Terwilliger, CEO, and Orrie L. Tawes, a significant shareholder

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and gas Producing Activities".

GEOGRAPHICAL DATA - The following table shows the Company's oil and gas revenues
-----------------
and lease operating expenses, which includes the joint venture expenses incurred in Columbia, by geographic area:

                                                          2003     2002
                                                        --------  -------
                     REVENUES
                        U.S.                            $ 92,080  $24,983
                        Columbia                         128,520        -
                                                        --------  -------
                                                        $220,600  $24,983
                                                        ========  =======

                     LEASE OPERATING EXPENSE
                        U.S.                            $ 37,566  $19,397
                        Columbia                         146,288        -
                                                        --------  -------
                                                        $183,854  $19,397
                                                        ========  =======

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) CONTINUED . .

CAPITAL  COSTS  -  Capitalized  costs  and accumulated depletion relating to the
--------------
Company's oil and gas producing activities as of December 31, 2003, all of which are on shore properties located in the United States and Columbia, South America are summarized below:

                                                  U.S.       COLUMBIA      TOTAL
                                               -----------  ----------  -----------
     Unproved properties not
       being amortized                         $  121,257   $   5,617   $  126,874

     Properties being amortized                 1,000,070     617,511    1,617,581
       Accumulated depreciation, depletion
         and amortization                        (775,513)    (23,299)    (798,812)
                                               -----------  ----------  -----------

     Total capitalized costs                   $  345,814   $ 599,829   $  945,643
                                               ===========  ==========  ===========


ACQUISITION,  EXPLORATION  AND DEVELOPMENT COSTS INCURRED -Costs incurred in oil
---------------------------------------------------------
and gas property acquisition, exploration and development activities for December 31, 2003 and 2002 is summarized below:

                                               2003
                                       ---------------------
                                         U. S.     Columbia
                                       ----------  ---------
     Property acquisition costs:
        Proved                          ($34,433)  $ 317,500
        Unproved                          28,149           -
     Exploration costs                   188,373     195,448
     Development costs                    29,300      46,432
                                       ----------  ---------

     Total costs incurred              $ 211,389   $ 559,380
                                       ==========  =========

                                              2002
                                       -------------------
                                        U. S.    Columbia
                                       --------  ---------
     Property acquisition costs:
        Proved                         $ 22,009  $       -
        Unproved                          5,008     57,747
     Exploration costs                  125,663          -
     Development costs                        -          -
                                       --------  ---------

     Total costs incurred              $152,680  $  57,747
                                       ========  =========

MAJOR  CUSTOMERS  -  The  majority of the production for 2003 from the Company's
----------------
mineral interests were sold to an international integrated oil company (58%) and to a U.S. natural gas marketing company (17%). There were no other production sales of more than 10% to a single buyer.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

RESERVE  INFORMATION  AND  RELATED STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
--------------------------------------------------------------------------------
CASH  FLOWS  -
-----------

The supplemental un-audited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company's reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

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

Independent petroleum engineers estimated proved reserves for the Company's properties which represented approximately 88% of total estimated future net revenues at December 31, 2003. The remaining reserves were estimated by a petroleum engineer who is also a shareholder of the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

                                              U.S.                Columbia                Total
                                     ---------------------  --------------------  ---------------------
                                     Gas (mcf)  Oil (bbls)  Gas(mcf)  Oil (bbls)  Gas (mcf)  Oil (bbls)
                                     ---------  ----------  --------  ----------  ---------  ----------
Total proved reserves
  Balance December 31, 2001            27,999           -          -          -     27,999           -
  Revision of previous estimates         (170)          -          -          -       (170)          -
  Production                           (8,957)          -          -          -     (8,957)          -
                                     ---------  ----------  --------  ----------  ---------  ----------
  Balance December 31, 2002            18,872                                       18,872

  Extensions and discoveries          181,227       4,557          -    275,587    181,227     280,144
  Revisions of prior estimates         (7,506)         89          -          -     (7,506)         89
  Production                          (15,993)       (246)         -     (5,880)   (15,993)     (6,126)
                                     ---------  ----------  ========  ----------  ---------  ----------
  Balance December 31, 2003           176,600       4,400          -    269,707    176,600     274,107
                                     =========  ==========  ========  ==========  =========  ==========

Proved developed reserves
  at December 31, 2003                140,400       3,700          -    260,424    140,400     164,124
                                     =========  ==========  ========  ==========  =========  ==========



The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

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

Standard measure of discounted future net cash flows at December 31, 2003:

                                                       U.S.       COLUMBIA     TOTAL
                                                    -----------------------------------

Future net cash flows                               $  938,550   $5,942,380  $6,880,930
Future production cost                                 175,300    1,450,645   1,625,945
Future income tax expense                              141,640      833,549     975,189
                                                    -----------  ----------  ----------
Future net cash flow                                   621,610    3,658,186   4,279,796
  10% annual discount for timing of cash flows         160,807      946,350   1,107,157
                                                    -----------  ----------  ----------

Standardized measure of discounted future net
  cash flow relating to proved oil and gas reserves $  460,803   $2,711,836  $3,172,639
                                                    ===========  ==========  ==========

Changes in standardized measure:

Change due to current year operations
  Sales, net of production costs                                            $  (36,746)
Changes due to revisions in standardized variables:
  Income taxes                                                                (722,915)
  Accretion of discount                                                          4,128
  Revision and others                                                           (8,708)
  Discoveries                                                                3,895,591
                                                                            -----------
Net                                                                          3,131,350
Beginning of year                                                               41,289
                                                                            -----------

End of year                                                                 $3,172,639
                                                                            ===========

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) CONTINUED .

Standard measure of discounted future net cash flows at December 31, 2002:

                                                                        U S
                                                                     ---------
Standard measure of discounted future net cash flows:
Future cash inflows                                                  $ 65,760
Future production cost                                                (19,993)
                                                                     ---------
Future net cash flow                                                   45,767
  10% annual discount for  timing of cash flows                        (4,478)
                                                                     ---------

Standardized measure of discounted future net
 cash flow relating to proved gas reserves                           $ 41,289
                                                                     =========

Changes in standardized measure:

Changes due to current year operations
  Sales, net of production costs                                     $ (4,843)
Changes due to revisions in standardized variables
  Prices and production cost                                           23,940
  Revision of previous quantity estimates                                (280)
  Accretioned discount                                                  2,367
  Production rates (timing) and other                                  (3,562)
                                                                     ---------
Net                                                                    17,622
Beginning of year                                                      23,677
                                                                     ---------

End of year                                                          $ 41,289
                                                                     =========