Form 10KSB/A
period 2003-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2004-04-20
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1
(MARK ONE)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2003

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                          Commission File No. 0-33027

                          HOUSTON AMERICAN ENERGY CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Delaware                                     76-0675953
     ------------------------------                      ----------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                          801 Travis Street, Suite 2020
                              Houston, Texas 77002
                 ----------------------------------------------
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

                         Common Stock, $0.001 par value
                 ----------------------------------------------
                                (Title of Class)

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

                            DOCUMENTS INCORPORATED BY REFERENCE

None

       Transition Small Business Disclosure Format:     Yes     [ ]      No  [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART  I

     ITEM 1.     DESCRIPTION  OF  BUSINESS . . . . . . . . . . . . . . . . .   3
     ITEM 2.     DESCRIPTION  OF  PROPERTY . . . . . . . . . . . . . . . . .  12
     ITEM 3.     LEGAL  PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .  12
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY  HOLDERS . . . . . . . . . . . . . . . . . . . . .  12

PART  II

     ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND
                 RELATED STOCKHOLDER  MATTERS. . . . . . . . . . . . . . . .  13
     ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS . . . . . . . . . .  14
     ITEM 7.     FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . .  19
     ITEM 8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
                 ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE. . . . . . . . .  19
     ITEM 8A.    CONTROLS  AND  PROCEDURES . . . . . . . . . . . . . . . . .  19

PART  III

     ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH
                 SECTION  16(a)  OF  THE  EXCHANGE  ACT. . . . . . . . . . .  19
     ITEM 10.    EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . . . . .  20
     ITEM 11.    SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . .  21
     ITEM 12.    CERTAIN  RELATIONSHIPS  AND  RELATED TRANSACTIONS . . . . .  21
     ITEM 13.    EXHIBITS  AND  REPORTS  OF  FORM  8-K . . . . . . . . . . .  22
     ITEM 14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES. . . . . . . . .  24

SIGNATURES


                                EXPLANATORY NOTE
                                ----------------

Houston American Energy Corp. (the "Company") is amending its annual report on Form 10-KSB for the year ended December 31, 2003 ("Form 10-KSB") to include the information required by Part III of the Form 10-KSB. Except as so indicated, the Company has made no changes to its Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

The following table sets forth certain information about each of our exploration projects:

                                   Acres Leased or Under Option at
                                        December 31, 2003 (1)
                                 -----------------------------------
                                  Project     Project    Company Net   Project
Project Area                       Gross        Net                   Interest
-------------------------------  ----------  ----------  -----------  ---------
TEXAS:

Lavaca County, Texas

   Mavis Wharton. . . . . . . .      300.00      150.00         7.50      5.00%

   West Hardys Creek. . . . . .       65.65       65.65        24.95     38.00%

Jackson County, Texas

   W. Harmon Prospect . . . . .       80.00       80.00        80.00    100.00%

San Patricio County, Texas

   St. Paul Prospect. . . . . .      380.00      380.00        19.00      5.00%

Matagorda County, Texas

   S.W. Pheasant Prospect . . .      779.00      779.00        27.27      3.50%

   Turtle Creek Prospect  . . .      672.00      672.00        23.52      3.50%
                                 ----------  ----------  -----------
Texas Sub-Total . . . . . . . .    2,276.65    2,126.65       182.24

LOUISIANA:
St. John the Baptist Parish,

  Louisiana . . . . . . . . . .      726.00      726.00        14.52      2.00%
                                 ----------  ----------  -----------
Louisiana Sub-Total . . . . . .      726.00      726.00        14.52      2.00%

OKLAHOMA

Jenny #1-14 . . . . . . . . . .      160.00      160.00         3.78      2.36%
                                 ----------  ----------  -----------
Oklahoma Sub-Total. . . . . . .      160.00      160.00         3.78

COLOMBIA

   Cara Cara Concession . . . .  357,000.00  357,000.00     5,676.30      1.59%

   Tambaqui Assoc. Contract (2)   88,000.00   88,000.00    11,088.00      12.6%
                                 ----------  ----------  -----------
Colombia Sub-Total. . . . . . .  445,000.00  445,000.00    16,764.30
                                 ----------  ----------  -----------

Total . . . . . . . . . . . . .  448,162.65  448,012.65    16,964.84
                                 ==========  ==========  ===========

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

              Exploratory Wells (1)   Developmental Wells (1)
              ----------------------  -----------------------
                Gross        Net        Gross        Net
              ----------  ----------  ----------  ----------
2002
----
  Productive           2        0.04           0           0
  Dry. . . .           0        0.00           0           0
2003
----
  Productive           3       0.435           0           0
  Dry. . . .           0           0           1       0.125

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

PRODUCTIVE WELL SUMMARY

The following table sets forth certain information regarding our ownership as of December 31, 2003 of productive gas and oil wells in the areas indicated:

                 Gas          Oil
            ------------  ------------
            Gross   Net   Gross   Net
            -----  -----  -----  -----
Texas. . .      2  0.415      0      0
Louisiana.      1  0.020      0      0
Oklahoma .      1  0.024      0      0
Colombia .      0  0.000      2  0.141
            -----  -----  -----  -----
     Total      4  0.459      2  0.141
            =====  =====  =====  =====

VOLUME, PRICES AND PRODUCTION COSTS

The following table sets forth certain information regarding the production volumes, average prices received (net of transportation costs) and average production costs associated with our sales of gas and oil for the periods indicated:

                                  Year Ended December 31,
                                 --------------------------
                                     2002          2003
                                 ------------  ------------
Net Production:

       Gas (Mcf):

            United States . . .         8,957        15,993
            Columbia. . . . . .            na             0

       Oil (Bbls):

            United States . . .             0           246
            Columbia. . . . . .             0         5,880

Average sales price:

       Gas ($per Mcf) . . . . .          2.88          5.11
       Oil (Bbls) . . . . . . .            na         30.17

Average production expense and
  Taxes ($per Bble):

          United States . . . .          2.17          2.35
          Columbia. . . . . . .            na         24.88


NATURAL GAS AND OIL RESERVES

The following table summarizes the estimates of our historical net proved reserves as of December 31, 2002 and 2003, and the present value attributable to these reserves at these dates. The reserve data and present values were prepared by Pressler Petroleum Consultants, Inc., independent petroleum engineering consultants:

                                                  At December 31,
                                                -------------------
                                                 2002       2003
                                                -------  ----------
Net proved reserves (1):
       Natural gas (Mcf) . . . . . . . . . . .   18,872     176,600
       Oil (Bbls). . . . . . . . . . . . . . .        0     274,107
Standardized measure of discounted future net
  cash flows (2) . . . . . . . . . . . . . . .  $41,289  $3,172,639

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

LEASEHOLD ACREAGE

The following table sets forth as of December 31, 2003, the gross and net acres of proved developed and proved undeveloped and unproven gas and oil leases which we hold or have the right to acquire:

              Proved Developed     Proved Undeveloped         Unproven
            --------------------  --------------------  ---------------------
              Gross       Net       Gross       Net       Gross        Net
            ---------  ---------  ---------  ---------  ----------  ---------
Texas. . .     225.65      30.55     480.00      16.80    1,571.00     134.90
Louisiana.     300.00       6.00       0.00       0.00      426.00       8.52
Oklahoma .     160.00       3.78       0.00       0.00        0.00       0.00
Colombia .     640.00      27.65   3,320.00      88.16  441,040.00  16,648.49
            ---------  ---------  ---------  ---------  ----------  ---------
     Total   1,325.65      67.98   3,800.00     104.96  443,037.00  16,791.91
            ---------  ---------  ---------  ---------  ----------  ---------

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

                                   High          Low
                                   ----          ---

Calendar Year 2003

     Fourth Quarter . . . . .     $0.75        $0.38
     Third Quarter. . . . . .      0.52         0.31
     Second Quarter . . . . .      0.42         0.23
     First Quarter. . . . . .      0.51         0.30

Calendar Year 2002

     Fourth Quarter . . . . .     $0.40        $0.11
     Third Quarter. . . . . .      0.40         0.11
     Second Quarter . . . . .      0.72         0.23
     First Quarter, . . . . .      0.75         0.05

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

ITEM 7.     FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants report thereon of Thomas Leger & Co., L.L.P., appears immediately after the signature page of this report. See "Index to Financial Statements" on page 27 of this report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

          Name             Age                Position
          ----             ---                --------

     John Terwilliger       56       President, Treasurer and Director

The following is a biographical summary of the business experience of the present directors and executive officers of the Company:

John F. Terwilliger has served as our president, secretary and treasurer since our inception in April 2001. From 1988 to April 2002, Mr. Terwilliger served as the chairman of the board and president of Moose Oil & Gas Company, and its wholly-owned subsidiary, Moose Operating Co., Inc., both Houston, Texas based companies. Prior to 1988, Mr. Terwilliger was the chairman of the board and president of Cambridge Oil Company, a Houston, Texas based oil exploration and production company. Mr. Terwilliger served in the United States Army, receiving his honorable discharge in 1969. On April 9, 2002, Moose Oil & Gas Company and its wholly-owned subsidiary, Moose Operating Co., Inc., filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code in Cause No. 02-33891-H507: 02-22892, in the United States District Court for the Southern District of Texas, Houston Division. At the time of the filing of the bankruptcy petition, Mr. Terwilliger was the chairman of the board and president of both Moose Oil & Gas Company and Moose Operating Co., Inc. Mr. Terwilliger resigned those positions on April 9, 2002.

Although we currently have only one director, our board of directors is divided into three classes, each elected for staggered three-year terms. Mr. Terwilliger, our only director, is a Class C director. His term is scheduled to expire at the third annual meeting following the end of our 2001 fiscal year. Our executive officers are elected by our board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

COMMITTEES OF THE BOARD

We do not presently maintain an audit committee, a compensation committee, a nomination committee or any other committees of our board of directors. Similarly, we do not have an "audit committee financial expert".

At such time as our Board determines that the size and scope of our operations and our available financial resources warrant such, we expect to seek to add independent directors and to form committees to perform the functions of an audit committee, compensation committee and nominating committee.

CODES OF ETHICS

The Board of Directors has adopted a Code of Business Ethics covering all of our officers, directors and employees . We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the company's best interest.

The Board of Directors has also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB for the year ended December 31, 2003 and is available for review at the SEC's web site at www.sec.gov.
                                                              -----------

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2003. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2003. In making these disclosures, we have relied solely on written statements of our directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

During the period from our inception on April 1, 2001 through December 31, 2003, no salary or any other compensation has been paid to any officer for the services provided to us.

We have no employment agreements with any of our officers or employees.

DIRECTOR COMPENSATION

We do not compensate our directors for serving in such capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 2, 2004, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock held by (i) each person known by us to be the owner of more than 5% of the outstanding shares of our Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address                    Number of Shares     Percentage
of Beneficial Owner (1)          Beneficially Owned (2)   of Class
-------------------------------  ----------------------  -----------
John F. Terwilliger                           8,574,486        43.9%
 801 Travis, Suite 2020
 Houston, Texas 77002

Orrie Lee Tawes (3)                           3,236,034        16.6%
 c/o O. Lee Tawes
 C.E. Unterberg Towbin
 350 Madison Avenue, 8th Floor
 New York, New York 10017

All directors and officers
 as a group (one person)                      8,574,486        43.9%

__________
(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of April 2, 2004.
(2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.
(3) Shares shown as beneficially owned by Orrie Lee Tawes include 119,034 held by his wife, Marsha Russell.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our initial oil and gas properties were purchased, at cost, from Moose Oil & Gas Company, a Texas corporation and an affiliate of John F. Terwilliger, our sole director and executive officer. As payment for the properties, we issued Moose Oil & Gas a promissory note in the amount of $216,981, which, as discussed below, was paid in July 2001.

On April 6, 2001, we entered into an Operating Agreement with Moose Operating Co., Inc., a Texas corporation and a subsidiary of Moose Oil & Gas. Under the terms of the Operating Agreement, Moose Operating had full control over the drilling activities to be conducted on our leaseholds in Lavaca County, Texas. Although Moose Operating was initially responsible for the payment of all costs associated with development and operation, we, along with Moose Oil & Gas, were ultimately responsible for our proportionate share of the costs based on our respective working interests.

In order to secure repayment of the operating costs, the Operating Agreement granted Moose Operating a security interest in our proportionate share of the oil or gas produced from any wells. In addition to being entitled to utilize and receive payment for the use of our own equipment and labor in conducting the operations, the Operating Agreement entitled Moose Operating to receive monthly fixed overhead payments of $4,500 per well being drilled and $500 per producing well. The monthly fixed overhead payments to Moose Operating were determined based on competitive rates.

In April 2002, Moose Oil & Gas and Moose Operating both filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code, the Operating Agreement was terminated and Mr. Terwilliger resigned as Chairman and President of both of those companies.

In July 2001, we borrowed approximately $664,000 from John F. Terwilliger, our sole director and executive officer. We utilized a portion of the funds borrowed from Mr. Terwilliger to pay the principal and accrued interest on the $216,981 promissory note that was payable to Moose Oil & Gas Company upon the purchase of our oil and gas properties, and to repay Moose Operating for the operating expenses and drilling and completing costs it had advanced on our behalf pursuant to the Operating Agreement.

In December 2003, Mr. Terwilliger converted $441,516.29 of loans into 1,103,791 shares of common stock of Houston American and modified the repayment terms with respect to the balance of the loans to Houston American, totaling $1 million, to reduce the interest rate on the loans to 7.2% and provide for a fixed maturity date of January 1, 2007. Also, in December 2003, Mr. Tawes converted the entire principal and accrued interest on his loans to Houston American, in the amount of $186,016.83, into 465,042 shares of common stock of Houston American. As of December 31, 2003, we owed $1,004,400 to Mr. Terwilliger, including accrued interest.

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

               14.1*     Code of Ethics for CEO and Senior Financial Officers

               31.1      Section 302 Certifications

               32.1      Section 906 Certifications
____________________
*    Previously filed

     (b)  Reports on Form 8-K

          None

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS

The following table presents fees for professional audit services rendered by Thomas Leger & Co., L.L.P. for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Thomas Leger & Co., L.L.P. during those periods.

                     FISCAL 2003   FISCAL 2002
                     ------------  ------------
Audit fees (1)       $     20,560  $     25,070
Audit related fees              -             -
Tax fees                        -             -
All other fees                  -             -
                     ------------  ------------
Total                $     20,560  $     25,070
                     ============  ============

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Thomas Leger & Co., L.L.P. in connection with statutory and regulatory filings or engagements.

POLICY ON PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

At such time, if ever, as we form an audit committee, we intend that the audit committee will establish a specific policy relating to pre-approval of all audit and non-audit services provided by our independent auditors. As we do not presently maintain an audit committee, no such policy has been adopted to date.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HOUSTON AMERICAN ENERGY CORP.
Dated:     April 16, 2004

                                   By:  /s/ John F. Terwilliger
                                        John F. Terwilliger
                                        President

                          HOUSTON AMERICAN ENERGY CORP.

                          INDEX TO FINANCIAL STATEMENTS

Independent  Auditors  Report . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

Balance Sheet as of December 31, 2003 . . . . . . . . . . . . . . . . . . . . . .  F-2

Statements of Operations For the Years ended December 31, 2003 and 2002 . . . . .  F-3

Statements of Shareholders' Equity for the Years ended December 31, 2003 and 2002  F-4

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
Houston, Texas

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
================================================================================


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

                          HOUSTON AMERICAN ENERGY CORP.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================


                                                          2003          2002
OIL AND GAS REVENUE                                   $   220,600   $    25,805
                                                      ------------  ------------

EXPENSES OF OPERATIONS
 Lease operating expense                                  146,914        19,397
 Joint venture expense                                     36,940             -
 Depreciation and depletion                                56,434        24,166
 Interest expense on shareholder debt                     142,349       112,405
 General and administrative expense
  Accounting and legal                                     63,630        93,688
  Rent                                                     41,219        38,000
  Shareholder relations                                    41,402        30,092
  Miscellaneous                                            36,042        35,738
 Write-down of oil and gas properties
  due to ceiling limitation                                     -       109,573
 Gain from settled accounts payable                             -       (42,870)
                                                      ------------  ------------
    Total expenses                                        564,930       420,189
                                                      ------------  ------------

FEDERAL INCOME TAXES                                            -             -
                                                      ------------  ------------

NET LOSS                                              $  (344,330)  $  (394,384)
                                                      ============  ============

BASIC AND DILUTED LOSS PER SHARE                      $     (0.02)  $     (0.03)
                                                      ============  ============

BASIC WEIGHTED AVERAGE SHARES                          15,398,070    12,119,842
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

                           HOUSTON AMERICAN ENERGY CORP.
                              STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===================================================================================


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

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED...

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

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED...

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

RECENT  ACCOUNTING  DEVELOPMENTS  -The EITF is considering two issues related to
-----------------------------------
the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets. Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142.

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
                                          ===========  ==========  ===========

ACQUISITION,  EXPLORATION  AND DEVELOPMENT COSTS INCURRED -Costs incurred in oil
---------------------------------------------------------
and gas property acquisition, exploration and development activities for December 31, 2003 and 2002 is summarized below:

                                                      2003
                                                 U.S.    Columbia
                                             ----------  ---------
                Property acquisition costs:
                 Proved                       ($34,433)  $ 317,500
                 Unproved                       28,149           -
                Exploration costs              188,373     195,448
                Development costs               29,300      46,432
                                             ----------  ---------

                Total costs incurred         $ 211,389   $ 559,380
                                             ==========  =========

                                                      2002
                                                U.S.     Columbia
                                             ----------  ---------
                Property acquisition costs:
                 Proved                      $  22,009   $       -
                 Unproved                        5,008      57,747
                Exploration costs              125,663           -
                Development costs                    -           -
                                             ----------  ---------

                Total costs incurred         $ 152,680   $  57,747
                                             ==========  =========

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

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                        ---------------------------------

RESERVE INFORMATION AND RELATED STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
-----------------------------------------------------------------------------
CASH FLOWS -
----------

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

                                          U.S.                Columbia                Total
                                  ---------------------  --------------------  ---------------------
                                  Gas (mcf)  Oil (bbls)  Gas(mcf)  Oil (bbls)  Gas (mcf)  Oil (bbls)
                                  ---------  ----------  --------  ----------  ---------  ----------
Total proved reserves
 Balance December 31, 2001          27,999           -          -          -     27,999           -
 Revision of previous estimates       (170)          -          -          -       (170)          -
 Production                         (8,957)          -          -          -     (8,957)          -
                                  ---------  ----------  --------  ----------  ---------  ----------
 Balance December 31, 2002          18,872                                       18,872

 Extensions and discoveries        181,227       4,557          -    275,587    181,227     280,144
 Revisions of prior estimates       (7,506)         89          -          -     (7,417)         89
 Production                        (15,993)       (246)         -     (5,880)   (15,993)     (6,126)
                                  ---------  ----------  ========  ----------  ---------  ----------
 Balance December 31, 2003         176,600       4,400          -    269,707    176,600     274,107
                                  =========  ==========  ========  ==========  =========  ==========

Proved developed reserves
 at December 31, 2003              140,400       3,700          -    260,424    140,400     164,124
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

Standard measure of discounted future net cash flows at December 31, 2003:

                                                       U.S.     COLUMBIA      TOTAL
Future net cash flows                                $938,550  $5,942,380  $6,880,930
Future production cost                                175,300   1,450,645   1,625,945
Future income tax expense                             141,640     833,549     975,189
                                                     --------  ----------  -----------
Future net cash flow                                  621,610   3,658,186   4,279,796
 10% annual discount for timing of cash flows         160,807     946,350   1,107,157
                                                     --------  ----------  -----------

Standardized measure of discounted future net
 cash flow relating to proved oil and gas reserves   $460,803  $2,711,836  $3,172,639
                                                     ========  ==========  ===========

Changes in standardized measure

Change due to current year operations
 Sales, net of production costs                                            $  (36,746)
Changes due to revisions in standardized variables:
 Income taxes                                                                (722,915)
 Accretion of discount                                                          4,128
 Revision and others                                                           (8,708)
 Discoveries                                                                3,895,591
                                                                           -----------
Net                                                                         3,131,350
Beginning of year                                                              41,289
                                                                           -----------

End of year                                                                $3,172,639
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