Form 10QSB
period 2004-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2004-05-17
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     As of May 14, 2004, we had 19,563,089 shares of $.0001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes [ ]   No [X]

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Balance Sheet as of March 31, 2004. . . . . . . . . . . . . . . . .  3

          Statements of Operations for the quarter
            ended March 31, 2004 and March 31, 2003 . . . . . . . . . . . . .  4

          Statements of Cash Flows for the quarter
            ended March 31, 2004 and March 31, 2003 . . . . . . . . . . . . .  5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . . . .  7

     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 10

PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 11

     Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . 11

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 11

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                 March 31, 2004
                                  (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                  $   531,245
  Accounts receivable                                             75,073
  Prepaid expenses                                               144,338
                                                             ------------
          Total current assets                                   750,656
                                                             ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                              1,737,568
    Costs not being amortized                                    264,778
  Furniture and equipment                                         10,878
                                                             ------------
          Total property, plant and equipment                  2,013,224
  Accumulated depreciation and depletion                        (825,651)
                                                             ------------
          Total property, plant and equipment, net             1,187,573
                                                             ------------

OTHER ASSETS                                                       3,167
                                                             ------------

          Total Assets                                       $ 1,941,396
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                           $   165,217
  Accrued interest on shareholder's loan                           4,400
                                                             ------------
          Total current liabilities                              169,617
                                                             ------------

LONG-TERM DEBT:
  Notes payable to principal shareholder                       1,000,000

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000 shares
    Authorized; 19,563,089 shares outstanding                     19,563
  Additional paid-in capital                                   2,438,182
  Accumulated deficit                                         (1,685,966)
                                                             ------------
          Total stockholders' equity                             771,779
                                                             ------------

Total liabilities and stockholders' equity                   $ 1,941,396
                                                             ============

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                           For the Quarter Ended March 31,
                                           ------------------------------
                                                 2004           2003
                                           --------------  --------------
Revenue
   Oil and gas                             $      122,808   $      44,075
   Interest                                         2,766               -
                                           --------------  --------------
Total revenue                                     125,574          44,075
                                           --------------  --------------

Expenses of operations
   Lease operating expense                         53,642          15,646
   Joint venture expenses                               -          20,158
   General and administrative expense
      Accounting and legal                         20,318          28,736
      Rent                                         10,372           9,636
      Shareholder relations                         2,442           5,319
      Travel and meals                              2,730               -
      Registration fees                             2,413             362
      Telephone and fax                             1,250           1,838
      Dues and subscription                         4,019           1,639
      Miscellaneous                                 2,214           3,767
Depreciation and depletion                         22,806           6,808
Interest expense                                   18,000          33,334
                                           --------------  --------------

Total expenses                                    140,206         127,243
                                           --------------  --------------

Net loss                                   $       14,632  $       83,168
                                           ==============  ==============

Basic and diluted loss per share           $         0.00  $         0.01
                                           ==============  ==============

Basic and diluted weighted average shares      19,509,304      13,870,254
                                           ==============  ==============

    The accompanying notes are an integral part of these financial statements

                             HOUSTON AMERICAN ENERGY CORP.
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                         For the Quarter Ended March 31,
                                                         ------------------------------
                                                               2004           2003
                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                                  $     (14,632)  $     (83,168)
Adjustments to reconcile net loss
   to net cash from operations
    Depreciation and depletion                                  22,806           6,535
    Non-cash expenses                                                -           4,890
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                           (9,070)        (20,877)
    (Increase) decrease in prepaid expense                    (138,400)          1,381
    (Increase) decrease in other assets                         36,863               -
    Increase in accounts payable and accrued expenses           89,453          85,413
                                                         --------------  --------------

Net cash provided (used) by operations                         (12,980)         (5,826)
                                                         --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of properties and assets                       (210,391)       (434,777)
                                                         --------------  --------------

Net cash used by investing activities                         (210,391)       (434,777)
                                                         --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                         91,193         325,000
   Loans from shareholders                                           -         127,000
                                                         --------------  --------------

Net cash provided by financing activities                       91,193         452,000
                                                         --------------  --------------

Increase (decrease) in cash and equivalents                   (132,178)         11,397
Cash, beginning of period                                      663,422             939
                                                         --------------  --------------
Cash, end of period                                      $     531,245   $      12,336
                                                         ==============  ==============

SUPPLEMENT CASH FLOW INFORMATION:
   Interest paid                                         $      18,000   $           -
                                                         ==============  ==============

SUPPLEMENT NON-CASH INVESTING AND
  FINANCING ACTIVITIES
   Notes payable for oil and gas properties and expense  $           -   $       5,000
                                                         ==============  ==============
   Stock issued for oil and gas activity                 $      47,500   $           -
                                                         ==============  ==============

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2003.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 3. - COMMON STOCK

During the quarter ended March 31, 2004, the Company issued 227,983 shares of its common stock for cash consideration of $91,193. In addition, in conjunction with an agreement with an individual to assist the Company in locating viable oil and gas prospects, the Company (1) issued 50,000 shares of its common stock, which were valued at $47,500, and (2) granted an interest equal to 10% of the Company's interest from any prospects generated by the individual's contacts.

NOTE 4. - CONTINGENCY

During the quarter ended March 31, 2004, the Company was named as defendant in a suit filed in the United States Bankruptcy Court for the Southern District of Texas. The plaintiff alleges that expenses relating to the formation and operation of the Company were paid by Moose Oil and Gas or Moose Operating Company, that interests in certain oil and gas properties were transferred to the Company from Moose Oil and Gas or Moose Operating Company and that the alleged payments and transfers constituted fraudulent transfers and voidable preferences. The plaintiff seeks to recover all properties alleged to have been wrongfully transferred as well as costs of suit and other relief. The Company believes that the action is without merit and intends to vigorously contest the same.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp. (the "Company") for the three months ended March 31, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2003. As of, and for the quarter ended, March 31, 2004, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

     UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at March 31, 2004:

                                            March 31,2004
                                            -------------
                      Acquistion costs      $     128,555
                      Evalution costs             136,223
                                            -------------
                        Total               $     264,778
                                            =============

The carrying value of unevaluated oil and gas prospects include $55,371 expended for properties in the South American country of Colombia at March 31, 2004. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

A test well in San Patricio County, Texas, the Saint Paul Prospect Garza #1, was drilled in January 2004 and completed as a natural gas well. Natural gas sales from the well began March 1, 2004 and production from the well totaled 11,330 mcf gross for the one month of operations during the current quarter. The Company holds a 5% working interest in the well.

Drilling of three offset wells on the Cara Cara concession in Colombia was completed with production commencing on the Jaguar #2 in March 2004 and the Bengala #2 in April 2004. The third well, the Cara Cara #1 is shut in pending evaluation. The Company holds a 1.59% working interest in each of the wells.

Drilling of 13,500 test well, the LaFurs #F-16, in Vermillion Parish, Louisiana commenced, and expected to be completed, in May 2004. The Company holds a 3% working interest in the well.

The Company has agreed to participate in the Crowley Prospect, a 620 acre prospect, in Acadia Parish, Louisiana. Tests are planned in a series of sands that have produced downdip and nearby. The Company will own a 3% working interest in the well and the prospect. No schedule has as yet been set for drilling of the prospect.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased $78,733 to $122,808 in the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line during 2003 and the first quarter of 2004 and (2) increases in oil prices. The Company had interests in 3 producing wells in Columbia and 6 producing wells in the U.S. during the 2004 quarter as compared to 2 producing wells in Columbia and 1 producing well in the U.S. during the 2003 quarter. Average prices from sales were $26.89 per barrel of oil and $5.24 per mcf of gas during the 2004 quarter as compared to $18.92 per barrel of oil and $5.28 per mcf of gas during the 2003 quarter.

                                       Columbia    U.S.    Total
                                      ---------  -------  -------
                   2004 Quarter
                        Oil sales     $  47,100  $ 2,656  $49,756
                        Gas sales             -   73,052   73,052
                   2003 Quarter
                        Oil sales        20,914        -   20,914
                        Gas sales             -   23,160   23,160

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 41% to $53,642 in the 2004 quarter from $37,996 in the 2003 quarter. The increase in lease operating expenses was attributable to the increase in the number of wells
(6) operated during the 2004 period. Following is a summary comparison of lease operating expenses for the periods.

                                 Columbia    U.S.    Total
                                 ---------  ------  -------
                   2004 Quarter  $ 47,786   $5,856  $53,642
                   2003 Quarter    12,228    3,358   15,646

Joint Venture Expenses. Adjustment made by the operator reduced our share of the cost to operate the Columbian Joint Venture to $0 for the first quarter of 2004. During the same period in 2003 joint venture expense was $20,158.

Depreciation and Depletion Expense. Depreciation and depletion expense was $22,193 and $3,767 for the quarter ended March 31, 2004 and 2003 respectively. The increase is due to increase in domestic and Columbian production.

Interest Expense. Interest expense was reduced by $15,334 to $18,000 when compared to first quarter of 2003. The reduction in interest expense was attributable to reduced debt relating to the conversion of certain debt to equity in 2003 and a reduction in the interest rate.

General and Administrative Expenses. General and administrative expense decreased by 11% to $45,758 during the first quarter 2004 from $51,297 in the first quarter 2003. The reduction in general and administrative expense was primarily attributable to ongoing cost control measures and related principally to a reduction in professional fees and reduced shareholder relations costs.

FINANCIAL CONDITION

Liquidity and Capital Resources. At March 31, 2004 we had a cash balance of $531,245 and working capital of $581,039 compared to a cash balance of $663,422 and working capital of $654,451 at December 31, 2003. Part of that working capital for March 31, 2004 consisted of prepaid drilling cost and prepaid legal. The joint venture agreement covering the Columbian operation requires the prepayment of drilling cost. As of March 31, 2004 we had prepaid drilling costs on the Tambaqui #2 of approximately $120,000. This well is scheduled to be drilled in the second quarter of 2004. The Company paid a retainer of $20,000 for legal costs associated with claims against the Company arising from the bankruptcy of Moose Oil Company. The Company believes there is no merit to the claims made against the Company.

As discussed in our prior financial statements, our revenue was insufficient to cover our costs and expenses. In addition to the income received from our wells, certain significant shareholders, including John F. Terwilliger, our sole director and executive officer, have previously provided us the funds needed to continue our development and operations. Our current business plan projects positive cash flows from operation by the second quarter of fiscal 2004 and management anticipates raising any necessary funds for major capital expenditures from outside investors or commercial bank or mezzanine lenders.

During the quarter ended March 31, 2004, the Company issued 227,983 shares of its common stock for cash consideration of $91,193. In addition, the Company issued 50,000 shares of its common stock, which were valued at $47,500, to an individual to help locate viable oil and gas prospects.

Loans from shareholders totaled $1,000,000 at March 31, 2004.

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

During the first quarter of 2004, we invested approximately $257,000 for the acquisition and development of oil and gas properties, consisting of (1) acquisition of a 3% interest in the North Freshwater Bayou Field in Louisiana,
(2) acquisition of a 100% interest in the South Sibley Prospect, (3) a 50% interest in the Southern Star Wharton Prospect, (4) consulting fee in forming the joint venture with a private company and (5) drilling and/or completing expenses for the Jaguar #2 Bengala #1 and Cara Cara #1 wells in Colombia.

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices which were unchanged when compared to the 2003 Form 10-K.

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (ORRI) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to third parties.

At March 31, 2004, we had two revenue producing wells in Columbia, three revenue producing wells in south Texas, one revenue producing wells in south Louisiana and one producing well in Oklahoma. Preliminary indications are that these wells will more than double current monthly revenue at the current equivalent per barrel price in the mid-thirty dollar range.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2004.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended March 31, 2004, the Company was named as defendant in a suit styled Alan Gerger, Trustee for the Substantially Consolidated Bankruptcy
            ------------------------------------------------------------------
Estate of Moose Oil and Gas Company and Moose Operating Company v. John
-----------------------------------------------------------------------
Terwilliger, Marlin Data Research, Inc. and Houston American Energy Corp., filed
-------------------------------------------------------------------------
in the United States Bankruptcy Court for the Southern District of Texas. The plaintiff alleges that expenses relating to the formation and operation of the Company were paid by Moose Oil and Gas or Moose Operating Company, that interests in certain oil and gas properties were transferred to the Company from Moose Oil and Gas or Moose Operating Company and that the alleged payments and transfers constituted fraudulent transfers and voidable preferences. The plaintiff seeks to recover all properties alleged to have been wrongfully transferred as well as costs of suit and other relief. The Company believes that the action is without merit and intends to vigorously contest the same.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 2004, the Company issued 227,983 shares of its common stock to 4 investors for cash consideration of $91,193. In addition, the Company issued 50,000 shares of its common stock, which were valued at $47,500, to an individual to help locate viable oil and gas prospects.

The issuances of the shares of our common stock described above were pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. The purchasers were Accredited Investors as defined in the Securities Act who took the shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising in connection with the issuance of the shares. All certificates for our shares contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

No commissions were paid in connection with the issuances described above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           Exhibit
           Number           Description
           ------           -----------

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

                                         HOUSTON AMERICAN ENERGY CORP.


Date: May 14, 2004                       By: /s/ John Terwilliger
                                             -------------------------
                                             John Terwilliger
                                             CEO and President