Form 10QSB
period 2004-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2004-08-12
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

     As of August 10, 2004, we had 19,663,089 shares of $.0001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No  [X]

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                         Page No.
                                                                         --------
PART I.     FINANCIAL INFORMATION

        Item 1.Financial Statements (Unaudited)

          Balance Sheet as of June 30, 2004 . . . . . . . . . . . . . .         3

          Statements of Operations for the three months and six months
            ended June 30, 2004 and June 30, 2003 . . . . . . . . . . .         4

          Statements of Cash Flows for the six months
            ended June 30, 2004 and June 30, 2003 . . . . . . . . . . .         5

          Notes to Financial Statements . . . . . . . . . . . . . . . .         6

        Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . . . .         7

        Item 3. Controls and Procedures . . . . . . . . . . . . . . . .        11

PART II     OTHER INFORMATION

        Item 2. Changes in Securities . . . . . . . . . . . . . . . . .        11

        Item 6.Exhibits and Reports on Form 8-K . . . . . . . . . . . .        12

                         PART I - FINANCIAL INFORMATION
ITEM  1.     Financial  Statements

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    258,011
  Accounts receivable                                            133,046
  Prepaid expenses                                               190,274
                                                            -------------
      Total current assets                                       581,331
                                                            -------------

PROPERTY, PLANT AND EQUIPMENT:
  Oil and gas properties - full cost method
    Costs subject to amortization                              1,967,800
    Costs not being amortized                                    265,933
  Furniture and equipment                                         10,878
                                                            -------------
      Total property, plant and equipment                      2,244,611
  Accumulated depreciation and depletion                        (858,088)
                                                            -------------
      Total property, plant and equipment, net                 1,386,523
                                                            -------------

OTHER ASSETS                                                       3,166
                                                            -------------

      Total Assets                                          $  1,971,020
                                                            =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                  $     98,552
                                                            -------------
      Total current liabilities                                   98,552
                                                            -------------

LONG-TERM LIABILITIES:
  Notes payable to principal shareholder                       1,000,000
  Reserve for plugging costs                                      17,121
                                                            -------------
      Total long-term liabilities                              1,017,121
                                                            -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000 shares
    Authorized; 19,663,089 shares outstanding                     19,663
  Additional paid-in capital                                   2,541,082
  Accumulated deficit                                         (1,705,398)
                                                            -------------
      Total stockholders' equity                                 855,347
                                                            -------------

      Total liabilities and stockholders' equity            $  1,971,020
                                                            =============


    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                       Six Months Ended         Three Months Ended
                                           June 30,                  June 30,
                                  ------------------------  ------------------------
                                     2004         2003         2004         2003
                                  -----------  -----------  -----------  -----------
Revenue:
  Oil and gas                     $   303,548  $   104,396  $   166,561  $    60,321
  Interest                              4,302            -        1,537            -
                                  -----------  -----------  -----------  -----------
Total revenue                         307,850      104,396      168,098       60,321
                                  -----------  -----------  -----------  -----------

Expenses of operations:
  Lease operating expense             119,497       65,472       51,676       49,826
  Joint venture expenses                6,048       31,581        6,048       11,423
General and administrative
  Expense:
  Accounting and legal                 56,178       38,140       35,860        9,404
  Rent                                 19,761       19,544        9,389        9,908
  Shareholder relations                21,980       11,636       19,537        6,318
  Travel and meals                      9,570        2,188        6,840          144
  Registration fees                     3,238          362          825            -
  Telephone and fax                     2,494        3,728        1,245        1,890
  Dues and subscription                 5,702        2,125        1,684          486
  Miscellaneous                         8,357        5,445        6,144        3,724
Depreciation and depletion             57,493       17,818       34,687       11,010
Interest expense                       31,600       70,531       13,600       37,197
                                  -----------  -----------  -----------  -----------

Total expenses                        341,918      268,570      187,535      141,330
                                  -----------  -----------  -----------  -----------

Net loss                          $    34,068  $   164,174  $    19,437  $    81,009
                                  ===========  ===========  ===========  ===========
Basic and diluted loss per share  $      0.00  $      0.01  $      0.00  $      0.01
                                  ===========  ===========  ===========  ===========

Basic and diluted weighted
 average shares                    19,536,060   14,233,942   19,565,279   14,616,133
                                  ===========  ===========  ===========  ===========


    The accompanying notes are an integral part of these financial statements

                               HOUSTON AMERICAN ENERGY CORP.
                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                           For the Six Months Ended June 30,
                                                       ---------------------------------------
                                                              2004                2003
                                                       ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                                 $         (34,068)  $         (164,175)
Adjustments to reconcile net loss
  to net cash from operations
    Depreciation and depletion                                    55,993               17,818
    Non-cash expenses                                             18,666                4,541
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                            (67,043)             (45,990)
    (Increase) decrease in prepaid expense                       (98,502)               4,263
    (Increase) decrease in other assets                           36,863                1,578
    Increase in accounts payable and accrued expenses             33,265              206,038
                                                       ------------------  -------------------

Net cash provided (used) by operations                           (54,826)              24,073
                                                       ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of properties and assets                          (441,778)            (572,820)
                                                       ------------------  -------------------

Net cash used by investing activities                           (441,778)            (572,820)
                                                       ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                            91,193              392,233
  Loans from shareholders                                              -              194,200
                                                       ------------------  -------------------

Net cash provided by financing activities                         91,193              586,433
                                                       ------------------  -------------------

Increase (decrease) in cash and equivalents                     (405,411)              37,686
Cash, beginning of period                                        663,422                  941
                                                       ------------------  -------------------
Cash, end of period                                    $         258,011   $           38,627
                                                       ==================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $          36,000   $                -

SUPPLEMENTAL NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Stock issued for financial public relations                    103,000                    -
  Stock issued for oil and gas activity                           47,500                7,611


     The  accompanying  notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                                  June 30, 2004
                                  (Unaudited)


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

During the six months ended June 30, 2004, the Company (1) issued 227,983 shares of its common stock for cash consideration of $91,193, (2) in conjunction with an agreement with an individual to assist the Company in locating viable oil and gas prospects, issued 50,000 shares of its common stock, valued at $47,500, and granted an interest equal to 10% of the Company's interest in any prospects generated by the individual's contacts, and (3) issued 100,000 shares of its common stock, valued at $103,000, for financial public relations services over a six month period.

NOTE  4.  -  CONTINGENCY

During the six months ended June 30, 2004, the Company was named as defendant in a suit filed in the United States Bankruptcy Court for the Southern District of Texas. The plaintiff alleges that expenses relating to the formation and operation of the Company were paid by Moose Oil and Gas or Moose Operating Company, that interests in certain oil and gas properties were transferred to the Company from Moose Oil and Gas or Moose Operating Company and that the alleged payments and transfers constituted fraudulent transfers and voidable preferences. The plaintiff seeks to recover all properties alleged to have been wrongfully transferred as well as costs of suit and other relief. The Company believes that the action is without merit and intends to vigorously contest the same.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

FORWARD-LOOKING  INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp. (the "Company") for the six months ended June 30, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses and exposures related to its oil and gas properties in which other companies have control over the operations conducted on such properties; results of drilling activities; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on John F. Terwilliger, its sole director and executive officer, to continue funding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2003. As of, and for the six months ended, June 30, 2004, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

     UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2004:


             ACQUISTION  COSTS      $       230,696
             EVALUTION  COSTS                35,237
                                    ---------------
                  TOTAL             $       265,933
                                    ===============


CURRENT  YEAR  DEVELOPMENTS

Through August 9, 2004, the Company has drilled three on-shore domestic wells as follows:

- A test well in San Patricio County, Texas, the Saint Paul Prospect Garza #1, was drilled in January 2004 and completed as a natural gas well. Natural gas sales from the well began March 1, 2004. The Company holds a 5% working interest in the well.

- A test well in Vermillion Parish, Louisiana, the LaFurs #F-16, was drilled in May 2004 and completed as a natural gas well. Natural gas sales from the well are expected to begin in August 2004. The Company holds a 3% working interest in the well.

- Drilling of a test well, the Baronet #1, on the 620-acre Crowley Prospect in Acadia Parish, Louisiana, commenced in June 2004 to test a series of sands that have produced downdip and nearby. The well is expected to reach its target depth by September 2004. The Company holds a 3% working interest in the well.

Through August 9, 2004, the Company has drilled five international wells in Columbia as follows:

- Drilling of four offset wells on the Cara Cara concession in Colombia was completed with production commencing on the Jaguar #2 in March 2004, the Bengala #2 in April 2004 and the Jaguar #6 is expected to begin production in August 2004. The fourth well, the Cara Cara #1 is shut in pending evaluation. The Company holds a 1.59% working interest in each of the wells.

- An oil well, the Tambaqui #2, was drilled and successfully completed under the Company's Tambaqui Association Contract in Columbia and began production in June 2004. The Company holds a 12.6% working interest and an 11.59% net revenue interest in the well.

The Company and its partners plan to drill up to five additional wells on the Cara Cara concession through the end of 2004.

RESULTS  OF  OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased $199,152 to $303,548 in the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line during 2003 and the first six months of 2004 and (2) increases in oil prices. The Company had interests in four producing wells in Columbia and five producing wells in the U.S. during the 2004 period as compared to two producing wells in Columbia and three producing wells in the U.S. during the 2003 period. Average prices from sales were $28.43 per barrel of oil and $5.10 per mcf of gas during the six months ended June 30, 2004 as compared to $21.11 per barrel of oil and $5.24 per mcf of gas during the same period in 2003. Following is a summary comparison, by region, of oil and gas sales for the periods.

               Columbia     U.S.     Total
               ---------  --------  --------
2004 Period
    Oil sales  $ 149,358  $  8,067  $157,425
    Gas sales          -   146,123   146,123
2003 Period
    Oil sales     79,592         -    79,592
    Gas sales          -    24,803    24,803


Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 83% to $119,497 in the 2004 six month period from $65,472 in the 2003 period. The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2004 period. Following is a summary comparison of lease operating expenses for the periods.

             Columbia    U.S.     Total
             ---------  -------  --------
2004 Period  $  98,084  $21,413  $119,497
2003 Period     57,198    8,274    65,472

Joint Venture Expenses. Joint venture expenses, representing our allocable share of administrative expenses from our Colombian joint venture, totaled $6,048 for the six months ended June 30, 2004. During the same period in 2003 joint venture expense was $31,581.

Depreciation and Depletion Expense. Depreciation and depletion expense was $57,493 and $17,818 for the six months ended June 30, 2004 and 2003 respectively. The increase is due to the increase in domestic and Columbian production and increased investment in oil and gas properties.

Interest Expense. Interest expense totaled $31,600 for the six months ended June 30, 2004 as compared to $70,531 for the 2003 period. The reduction in interest expense was attributable to reduced debt relating to the conversion of certain debt to equity in 2003 and a reduction in the interest rate.

General and Administrative Expenses. General and administrative expense increased by 53% to $127,280 during the first six months of 2004 from $83,168 in the 2003 period. The increase in general and administrative expense was primarily attributable to (1) increased professional fees ($18,038) arising principally from litigation commenced during the 2004 period and (2) increased shareholder relations costs ($10,344) relating to a six month financial public relations contract entered into during the period and running through the fourth quarter of 2004.

FINANCIAL  CONDITION

Liquidity and Capital Resources. At June 30, 2004, we had a cash balance of $258,011 and working capital of $482,779 compared to a cash balance of $663,422 and working capital of $654,451 at December 31, 2003. Part of that working capital for June 30, 2004 consisted of prepaid drilling cost, prepaid legal fees and prepaid financial public relations fees. Prepaid drilling cost, totaling $81,577 at June 30, 2004, consisted of $53,457 relating to the Baronet #1 well and $28,120 relating to the LaFur #16 well, both of which were completed subsequent to June 30, 2004. Prepaid legal expenses, totaling $20,000 at June 30, 2004, relate to litigation against the Company under the Moose Oil Company bankruptcy. The Company believes there is no merit to the claims made against the Company. Prepaid financial public relations expense, totaling $85,835 at June 30, 2004, relates to the issuance of 100,000 shares of common stock, valued at $103,000, for public relations services over a six month period beginning in the second quarter and ending in the fourth quarter of 2004.

As discussed in our prior financial statements, our revenue was insufficient to cover our costs and expenses. In addition to the income received from our wells, certain significant shareholders, including John F. Terwilliger, our sole director and executive officer, have previously provided us the funds needed to continue our development and operations. At current production levels and prices, our operations are self-supporting from a cash flow standpoint. Management anticipates raising any necessary funds for major capital expenditures from outside investors or commercial bank or mezzanine lenders.

During the six months ended June 30, 2004, the Company (1) issued 227,983 shares of its common stock for cash consideration of $91,193, (2) in conjunction with an agreement with an individual to assist the Company in locating viable oil and gas prospects, issued 50,000 shares of its common stock, valued at $47,500, and granted an interest equal to 10% of the Company's interest in any prospects generated by the individual's contacts, and (3) issued 100,000 shares of its common stock, valued at $103,000, for financial public relations services over a six month period.

Loans  from  shareholders  totaled  $1,000,000  at  June  30,  2004.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. Historically, we have funded our capital and exploration expenditures from funds borrowed from John F. Terwilliger, our principal shareholder and officer, and from sales of common stock. We expect that future capital and exploration expenditures will be funded principally through additional stock offerings, mezzanine loans, funds on hand and funds generated from operations.

During the first half of 2004, we invested approximately $489,278 for the acquisition and development of oil and gas properties, consisting of (1) acquisition of a 3% interest in the North Freshwater Bayou Field in Louisiana,
(2) acquisition of a 100% interest in the South Sibley Prospect, (3) acquisition of a 50% interest in the Southern Star Wharton Prospect, (4) consulting fee in forming the joint venture with a private company and (5) drilling and/or completing expenses for the Jaguar #2, Bengala #1, Cara Cara #1, Tambaqui #2 and Jaguar #6 wells in Colombia and the Garza #1, LaFurs #F-16 and Baronet #1 in the U.S.

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices which were unchanged when compared to the 2003 Form 10-K.

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (ORRI) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to third parties. As of June 30, 2004, we had granted ORRIs to affiliates, including our President, ranging from 1.0% to 4.02166% of our interest in selected properties.

At June 30, 2004, we had four revenue producing wells in Columbia, three revenue producing wells in south Texas, one revenue producing well in south Louisiana and one producing well in Oklahoma.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2004.

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


                                     PART II

ITEM  2.     CHANGES  IN  SECURITIES

During the quarter ended June 30, 2004, the Company issued 100,000 shares of its common stock, valued at $103,000, to a company as payment for services under a six-month financial public relations contract.

The issuance of the shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. The shares were issued to a single investor who took the shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

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

                                          HOUSTON  AMERICAN  ENERGY  CORP.


                                          By:  /s/  John  Terwilliger
                                               John  Terwilliger
                                               CEO  and  President


Date:  August 11, 2004