Form 10QSB
period 2004-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2004-11-10
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 2004, we had 19,663,089 shares of $.0001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I.           FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)

             Balance Sheet as of September 30, 2004 . . . . . . . . . . . . . .          3

             Statements of Operations for the three months and nine months
             ended September 30, 2004 and September 30, 2003. . . . . . . . . .          4

             Statements of Cash Flows for the nine months
             ended September 30, 2004 and September 30, 2003. . . . . . . . . .          5

             Notes to Financial Statements. . . . . . . . . . . . . . . . . . .          6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . .          7

         Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .         12

PART II           OTHER INFORMATION

         Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .         12

                      PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      HOUSTON AMERICAN ENERGY CORP.
                             BALANCE SHEET
                           September 30, 2004
                              (Unaudited)

                                ASSETS
                                ------
CURRENT ASSETS:
  Cash and cash equivalents                           $             320,585
  Accounts receivable                                               214,940
  Prepaid expenses                                                   31,925
                                                      ----------------------
        Total current assets                                        567,450
                                                      ----------------------

PROPERTY, PLANT AND EQUIPMENT:
  Oil and gas properties - full cost method
    Costs subject to amortization                                 2,117,484
    Costs not being amortized                                       239,733
  Furniture and equipment                                            10,878
                                                      ----------------------
        Total property, plant and equipment                       2,368,095
  Accumulated depreciation and depletion                           (888,763)
                                                      ----------------------
        Total property, plant and equipment, net                  1,479,332
                                                      ----------------------

OTHER ASSETS                                                          3,167
                                                      ----------------------

        Total Assets                                  $           2,049,949
                                                      ======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities           $             205,462
                                                      ----------------------
        Total current liabilities                                   205,462
                                                      ----------------------

LONG-TERM LIABILITIES:
  Notes payable to principal shareholder                          1,000,000
  Reserve for plugging costs                                         17,875
                                                      ----------------------
        Total long-term liabilities                               1,017,875
                                                      ----------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000 shares
    Authorized; 19,663,089 shares outstanding                        19,663
  Additional paid-in capital                                      2,541,082
  Treasury stock, 100,000 shares, at cost                           (85,834)
  Accumulated deficit                                            (1,648,299)
                                                      ----------------------
        Total stockholders' equity                                  826,612
                                                      ----------------------

        Total liabilities and stockholders' equity    $           2,049,949
                                                      ======================

  The accompanying notes are an integral part of these financial statements

                             HOUSTON AMERICAN ENERGY CORP.
                                STATEMENT OF OPERATIONS
                                      (Unaudited)

                                        Nine Months Ended         Three Months Ended
                                          September 30,              September 30,
                                   -------------------------  -------------------------
                                      2004          2003         2004          2003
                                   -----------  ------------  -----------  ------------

Revenue:
  Oil and gas                      $   672,822  $   144,138   $   369,274  $    39,743
  Interest                               4,995            -           692            -
                                   -----------  ------------  -----------  ------------
Total revenue                          677,817      144,138       369,966       39,743
                                   -----------  ------------  -----------  ------------

Expenses of operations:
  Lease operating expense              283,322      100,108       163,824       34,636
  Joint venture expenses                25,637       40,998        19,589        9,417
General and administrative
 Expense:
  Accounting and legal                  94,391       50,597        38,213       12,457
  Rent                                  29,767       29,451        10,005        9,908
  Shareholder relations                 28,136       34,959         6,157       23,323
  Travel and meals                      14,791        2,188         5,222            -
  Registration fees                      8,258          362         5,020            -
  Telephone and fax                      3,939        6,005         1,445        2,277
  Dues and subscription                  9,289        2,799         3,587          674
  Miscellaneous                         14,335        8,324         5,978        3,152
Depreciation and depletion              88,918       41,721        31,425       23,629
Interest expense                        54,000      104,772        22,400       34,241
                                   -----------  ------------  -----------  ------------

Total expenses                         654,783      422,284       312,865      153,714
                                   -----------  ------------  -----------  ------------

Net income (loss)                  $    23,034  $  (278,146)  $    57,101  $  (113,971)
                                   ===========  ============  ===========  ============

Basic and diluted loss per share   $      0.00  $     (0.02)  $      0.00  $     (0.01)
                                   ===========  ============  ===========  ============

Basic and diluted weighted
 average shares                     19,578,703   14,839,086    19,663,081   16,029,639
                                   ===========  ============  ===========  ============

      The accompanying notes are an integral part of these financial statements

                                    HOUSTON AMERICAN ENERGY CORP.
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                           For the Nine Months ended September 30,
                                                        --------------------------------------------
                                                                 2004                   2003
                                                        ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from operations                         $             23,034   $           (278,146)
Adjustments to reconcile net income (loss)
 to net cash from operations
    Depreciation and depletion                                        88,918                 41,447
    Non-cash expenses                                                 19,416                  6,041
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                               (148,937)               (58,809)
    (Increase) decrease in prepaid expense                           (25,987)                 5,644
    (Increase) decrease in other assets                               36,863                  1,578
    Increase in accounts payable and accrued expenses                140,176                140,297
                                                        ---------------------  ---------------------

Net cash provided (used) by operations                               133,483               (141,948)
                                                        ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of properties and assets                              (589,163)              (659,865)
  Funds received in excess of prospect cost                           21,650                      -
                                                        ---------------------  ---------------------

Net cash used by investing activities                               (567,513)              (659,865)
                                                        ---------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                91,193                837,160
  Loans from shareholders                                                  -                194,200
                                                        ---------------------  ---------------------

Net cash provided by financing activities                             91,193              1,031,360
                                                        ---------------------  ---------------------

Increase (decrease) in cash and equivalents                         (342,837)               229,547
Cash, beginning of period                                            663,422                    942
                                                        ---------------------  ---------------------
Cash, end of period                                     $            320,585                230,489
                                                        =====================  =====================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $             36,000   $                  -

SUPPLEMENTAL NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Stock issued for financial public relations                        103,000                      -
  Stock issued for oil and gas activity                               47,500                      -
  Notes payable for oil and gas activity                                   -                 11,111

             The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

NOTE 3. - COMMON STOCK

During the nine months ended September 30, 2004, the Company (1) issued 227,983 shares of its common stock for cash consideration of $91,193, (2) in conjunction with an agreement with an individual to assist the Company in locating viable oil and gas prospects, issued 50,000 shares of its common stock, valued at $47,500, and granted an interest equal to 10% of the Company's interest in any prospects generated by the individual's contacts, and (3) issued 100,000 shares of its common stock, valued at $103,000, for financial public relations services over a six month period. The value of the shares issued for financial public relations services was recorded as prepaid expense and charged to shareholders relations expense ratably over the life of the contract. During September 2004, the Company entered into negotiations to terminate the financial public relations contract as a result of disputes relating to performance under the contract. Subsequent to September 30, 2004, the financial public relations contract was terminated, the 100,000 shares originally issued under the contract were returned to the Company and the Company paid $5,000 in full settlement of the contract. As a result of the termination and settlement of the public relations contract, during the quarter ended September 30, 2004, the Company recorded shareholder relations expense of $5,000, credited $85,834 against prepaid expenses and recorded treasury stock in the amount of $85,834.

NOTE 4. - CONTINGENCY

During the nine months ended September 30, 2004, the Company was named as defendant in a suit filed in the United States Bankruptcy Court for the Southern District of Texas. The plaintiff alleges that expenses relating to the formation and operation of the Company were paid by Moose Oil and Gas or Moose Operating Company, that interests in certain oil and gas properties were transferred to the Company from Moose Oil and Gas or Moose Operating Company and that the alleged payments and transfers constituted fraudulent transfers and voidable preferences. The plaintiff seeks to recover all properties alleged to have been wrongfully transferred as well as costs of suit and other relief. The Company believes that the action is without merit and intends to vigorously contest the same.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp. (the "Company") for the nine months ended September 30, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses and exposures related to its oil and gas properties in which other companies have control over the operations conducted on such properties; results of drilling activities; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders, if needed, to support operations and leasing and drilling activities; and Company's dependence upon John Terwilliger who serves as the Company's sole officer.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2003. As of, and for the nine months ended, September 30, 2004, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

     UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2004:

                     Acquistion costs     $147,330
                     Evalution costs        92,403
                                          --------
                       Total              $239,733
                                          ========

CURRENT YEAR DEVELOPMENTS

Drilling Activities

Through September 30, 2004, the Company has drilled three on-shore domestic wells as follows:

- A test well in San Patricio County, Texas, the Saint Paul Prospect Garza #1, was drilled in January 2004 and completed as a natural gas well. Natural gas sales from the well began March 1, 2004. The Company holds a 5% working interest in the well.

- A test well in Vermillion Parish, Louisiana, the LaFurs #F-16, was drilled in May 2004 and completed as a natural gas well. Natural gas sales from the well began in September 2004. The Company holds a 3% working interest in the well.

- A test well in Acadia Parish, Louisiana, the Baronet #1, on the 620-acre Crowley Prospect, was drilled in September 2004. After reaching a depth of 12,042 feet, the well encountered a stuck drill pipe. The well was plugged back and a side track attempt was made. After encountering a second stuck drill pipe and following negotiations with the operator, the well was taken off of turnkey, intermediate casing was set and a completion rig is being contracted with the objective of completing a well in the Camerina sands that produced gas shows. The well has since been completed in a Camerina sand and production is awaiting a hook-up to a sales line. A second rig is being contracted to drill a new well to test the Hayes sands on the prospect. The completion rig and a new rig to drill the second well on the property are expected to be on location by the end of 2004. The Company holds a 3% working interest in the well.

The Company and its partners plan to drill, or to have commenced drilling, up to five additional on-shore domestic wells through the end of 2004, including the well proposed to be drilled on the Crowley Prospect discussed above, the Hutchins Peareson #1 and the Hutchins Peareson #2 on a 280 leasehold in Wharton County, Texas in which the Company will have a 9.5% carried working interest to the casing point, the Donner Field well on a 194 acre leasehold in Terrebonne Parish, Louisiana in which the Company will have a 1.25% carried working interest to the casing point, and a well on the 300 acre Baker Bay Prospect in Plaquemines Parish, Louisiana in which the Company will have a 2.4% working interest. Both the Hutchins Peareson #1 and the Hutchins Peareson #2 were drilled subsequent to September 2004 and were dry holes.

Through September 30, 2004, the Company has drilled seven international wells in Colombia as follows:

- Drilling of five offset wells on the Cara Cara concession in Colombia was completed with production commencing on the Jaguar #2 in March 2004, the Bengala #2 in April 2004, the Jaguar #6 in July 2004 and the Jaguar #12 in September 2004. The fifth well, the Cara Cara #1 is shut in pending evaluation. A sixth offset well on the Cara Cara concession, the Jaguar #3A, began drilling in September 2004 and was successfully completed with production commencing in October 2004. The Company holds a 1.59% working interest in each of the wells.

- An oil well, the Tambaqui #2, was drilled and successfully completed under the Company's Tambaqui Association Contract in Columbia and began production in June 2004. The Company holds a 12.6% working interest and an 11.59% net revenue interest in the well.

The Company and its partners plan to drill up to 3 additional wells on the Cara Cara concession through the end of 2004.

Leasehold Activities

During the nine months ended September 30, 2004, we invested approximately $167,451 for the acquisition of oil and gas properties, consisting of (1) acquisition of a 3% interest in the North Freshwater Bayou Field in Louisiana,
(2) acquisition of a 100% interest in the South Sibley Prospect, and (3) acquisition of a 50% interest in the Southern Star Wharton Prospect.

In September 2004, the Company sold its 50% interest in a 280 acre leasehold in Wharton County, Texas to an independent exploration and production company. The Company received funds in excess of its acquisition cost on the Wharton County lease. The excess proceeds from the sale, totaling approximately $21,650, were applied to reduce the cost of oil and gas properties. Pursuant to the terms of the sale, the buyer agreed to drill two wells on the prospect with the Company retaining a carried working interest of 9.5% to the casing point and a net revenue interest of 7.125%.

Other Developments

In August 2004, the Company joined a Libya Study Group consisting of twelve oil companies for the purpose of developing drilling prospects and applying for concessions to exploit drilling opportunities in Libya. The study group plans to have completed the process of defining prospects followed by a formal request for drilling concessions in early 2005.

In September 2004, the Company approved the payment of a salary of $15,000 per month, commencing in October 2004, to John Terwilliger, the Company's President and Chief Executive Officer. Mr. Terwilliger had previously served without compensation.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased $528,684 to $672,822 in the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line during 2003 and the first nine months of 2004 and (2) increases in oil prices. The Company had interests in 7 producing wells in Columbia and 6 producing wells in the U.S. during the 2004 period as compared to 2 producing wells in Columbia and 2 producing wells in the U.S. during the 2003 period. Average prices from sales were $32.22 per barrel of oil and $5.35 per mcf of gas during the nine months ended September 30, 2004 as compared to $23.03 per barrel of oil and $5.00 per mcf of gas during the same period in 2003. Following is a summary comparison, by region, of oil and gas sales for the periods.

                              Columbia    U.S.     Total
                             ---------  --------  --------
          2004 Period
               Oil sales     $ 423,614  $ 16,489  $440,103
               Gas sales             -   232,719   232,719
          2003 Period
               Oil sales       105,755     1,478   107,233
               Gas sales             -    36,905    36,905

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 183% to $283,322 in the 2004 nine month period from $100,108 in the 2003 period. The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2004 period. Following is a summary comparison of lease operating expenses for the periods.

                              Columbia   U.S.     Total
                             ---------  -------  --------
          2004 Period        $ 255,676  $27,646  $283,322
          2003 Period           90,252    9,856   100,108

Joint Venture Expenses. Joint venture expenses, representing our allocable share of administrative expenses from our Colombian joint venture, totaled $25,637 for the nine months ended September 30, 2004. During the same period in 2003 joint venture expense was $40,998.

Depreciation and Depletion Expense. Depreciation and depletion expense was $88,918 and $41,721 for the nine months ended September 30, 2004 and 2003 respectively. The increase is due to the increase in domestic and Columbian production and increased investment in oil and gas properties.

Interest Expense. Interest expense totaled $54,000 for the nine months ended September 30, 2004 as compared to $104,772 for the 2003 period. The reduction in interest expense was attributable to reduced debt relating to the conversion of certain debt to equity in 2003 and a reduction in the interest rate.

General and Administrative Expenses. General and administrative expense increased by 50.6% to $202,906 during the first nine months of 2004 from $134,685 in the 2003 period. The increase in general and administrative expense was primarily attributable to increased professional fees ($43,794) arising principally from litigation commenced during the 2004 period.

FINANCIAL CONDITION

Liquidity and Capital Resources. At September 30, 2004, we had a cash balance of $320,585 and working capital of $361,988 compared to a cash balance of $663,422 and working capital of $654,451 at December 31, 2003. Part of that working capital for September 30, 2004 consisted of prepaid drilling cost, prepaid legal fees and prepaid financial public relations fees. Prepaid drilling cost, totaling $12,600 at September 30, 2004, related to the Jaguar #3A well which was completed subsequent to September 30, 2004. Prepaid legal expenses, totaling $18,000 at September 30, 2004, relate to litigation against the Company under the Moose Oil Company bankruptcy. The Company believes there is no merit to the claims made against the Company.

The Company previously issued 100,000 shares of its common stock, valued at $103,000, for financial public relations services over a six month period. The value of the shares issued for financial public relations services was recorded as prepaid expense and charged to shareholders relations expense ratably over the life of the contract. During September 2004, the Company entered into negotiations to terminate the financial public relations contract as a result of disputes relating to performance under the contract. Subsequent to September 30, 2004, the financial public relations contract was terminated, the 100,000 shares originally issued under the contract were returned to the Company and the Company paid $5,000 in full settlement of the contract. As a result of the termination and settlement of the public relations contract, during the quarter ended September 30, 2004, the Company recorded shareholder relations expense of $5,000, credited $85,834 against prepaid expenses and recorded treasury stock in the amount of $85,834.

As discussed in our prior financial statements, our revenue was previously insufficient to cover our costs and expenses. In addition to the income received from our wells, certain significant shareholders, including John F. Terwilliger, our sole director and executive officer, previously provided us the funds needed to continue our development and operations. During the quarter and nine months ended September 30, 2004, the Company, for the first time, operated profitably and with positive cash flow. At current production levels and prices, our operations are self-supporting from a cash flow standpoint. Management anticipates raising any necessary funds for major capital expenditures from outside investors or commercial bank or mezzanine lenders.

During the nine months ended September 30, 2004, the Company (1) issued 227,983 shares of its common stock for cash consideration of $91,193, (2) in conjunction with an agreement with an individual to assist the Company in locating viable oil and gas prospects, issued 50,000 shares of its common stock, valued at $47,500, and granted an interest equal to 10% of the Company's interest in any prospects generated by the individual's contacts, and (3) issued 100,000 shares of its common stock, valued at $103,000, for financial public relations services over a six month period. As noted above, the Company terminated the financial public relations service contract and the 100,000 shares previously issued in connection with the contract were returned to the Company and are reflected as treasury stock.

Loans from shareholders totaled $1,000,000 at September 30, 2004.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. Historically, we funded our capital and exploration expenditures from funds borrowed from John F. Terwilliger, our principal shareholder and officer, and from sales of common stock. We expect that future capital and exploration expenditures will be funded principally through additional stock offerings, mezzanine loans, funds on hand and funds generated from operations.

During the nine months ended September 30, 2004, we invested approximately $589,163 for the acquisition and development of oil and gas properties, consisting of (1) acquisition of a 3% interest in the North Freshwater Bayou Field in Louisiana, (2) acquisition of a 100% interest in the South Sibley Prospect, (3) acquisition of a 50% interest in the Southern Star Wharton Prospect, (4) consulting fee in forming the joint venture with a private company and (5) drilling and/or completing expenses for the Jaguar #2, Bengala #1, Cara Cara #1, Tambaqui #2, Jaguar #6, Jaguar #12 and Jaguar #3A wells in Colombia and the Garza #1, LaFurs #F-16 and Baronet #1 in the U.S.

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices which were unchanged when compared to the 2003 Form 10-K.

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (ORRI) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to third parties. As of September 30, 2004, we had granted ORRIs to affiliates, including our President, ranging from 1.0% to 4.02166% of our interest in selected properties.

At September 30, 2004, we had 7 revenue producing wells in Columbia, three revenue producing wells in south Texas, two revenue producing well in south Louisiana and one producing well in Oklahoma.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2004.

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


                                     PART II

ITEM 6.  EXHIBITS

         Exhibit
         Number    Description
         --------  ------------------------------------------------------------------------

           31.1    Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-
                   Oxley Act of 2002

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


Date: November 9, 2004