Form 10KSB
period 2004-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2005-03-16
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-33027


                          HOUSTON AMERICAN ENERGY CORP.
       ------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


              Delaware                                  76-0675953
   -------------------------------         ------------------------------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


                          801 Travis Street, Suite 2020
                              Houston, Texas 77002
                   -------------------------------------------
               (Address of principal executive offices)(Zip code)


Issuer's telephone number, including area code:            (713) 222-6966

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class    Name of each exchange on which each is registered
    --------------------   -------------------------------------------------
           None                                  None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                   -------------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has Been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The Issuer's revenues for the fiscal year ended December 31, 2004 were $1,182,063.

      The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of March 9, 2005 was 19,970,589. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 9, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $6,854,450.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

      Transition Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I

         ITEM 1.      DESCRIPTION OF BUSINESS............................    3
         ITEM 2.      DESCRIPTION OF PROPERTY............................   13
         ITEM 3.      LEGAL PROCEEDINGS..................................   13
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS...................................   13

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS........................   14
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS...............   15
         ITEM 7.      FINANCIAL STATEMENTS...............................   20
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.............   20
         ITEM 8A.     CONTROLS AND PROCEDURES............................   20
         ITEM 8B.     OTHER INFORMATION..................................   20

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT..................   21
         ITEM 10.     EXECUTIVE COMPENSATION.............................   22
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..............................   23
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....   23
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K...................   24
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.............   27

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Houston American Energy Corp. is an oil and gas exploration and production company. Our oil and gas exploration and production activities are focused on properties in the U.S. onshore Gulf Coast Region, principally Texas, and development of two concessions in the South American country of Colombia. We seek to utilize the contacts and experience of our sole executive officer, John
F. Terwilliger, to identify favorable drilling opportunities, to use advanced seismic techniques to define prospects and to form partnerships and joint ventures to spread the cost and risks to us of drilling.

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

Our principal exploration projects as of December 31, 2004 consisted on the following:

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

San Patricio County, Texas. In San Patricio County, Texas, we hold a 5% working interest in a 380 acre leasehold known as the St. Paul Prospect. The Garza #1 well was drilled in the first quarter of 2004 and successfully completed as a gas well. We presently have no plans with respect to drilling additional wells on the St. Paul Prospect.

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

Vermillion Parish, Louisiana. In Vermillion Parish, Louisiana, we hold a 3% working interest in the LaFurs F-16 well. The LaFurs F-16 well was drilled in the second quarter of 2004 and was completed as a gas well with commercial sales of gas beginning in the third quarter of 2004. We have no additional drilling rights or plans with respect to the Vermillion Parish prospect.

Acadia Parish, Louisiana. In Acadia Parish, Louisiana, we hold a 3% working interest and a 2.25% net revenue interest until payout in a 620 acre leasehold known as the Crowley Prospect. The Hoffpauer #1 (formerly the Baronet #1) was drilled in the third quarter of 2004. Commercial production of the well commenced in December 2004 with initial production rates of 1,525 MCF of gas and
15.5 barrels of condensate per day. We presently plan to drill the Baronet #2 well in the first quarter of 2005 to test the deeper Hayes formation of the prospect.

Terrebonne Parish, Louisiana. In Terrebonne Parish, Louisiana, we hold a 1.25% carried working interest to the casing point in a 194 acre leasehold known as the Donner Field. We plan to drill the Donner Field well in early 2005.

Plaquemines Parish, Louisiana. In Plaquemines Parish, Louisiana, we hold a 1.8% working interest after casing point, and a 1.35% net revenue interest in a 300 acre leasehold known as the Bakers Bay Prospect. The SL18077 #1 well was drilled in the fourth quarter of 2004. The well was completed as a gas and oil well in December 2005 and was awaiting a pipeline hookup at December 31, 2004 with sales expected to commence by April 2005. We presently have no plans with respect to drilling additional wells on the Bakers Bay Prospect.

North Louisiana. In December 2004, we sold our interest in a 1,428 acre leasehold in Northern Louisiana and joined the purchaser of that interest in forming a 7,680 acre area of mutual interest. Pursuant to that agreement, we received a 7.5% working interest in the first well drilled on the acreage, a 7.5% working interest back in after payout in the second and third wells and will have an option to participate for its 7.5% working interest in all subsequent wells. We also retained overriding royalty interests ranging from 1.35% to 2.5% on leases covering 3,200 acres. Drilling of the Northern Louisiana prospects is expected to begin during the first half of 2005.

Llanos Basin, Colombia. In the Llanos Basin, Colombia, we hold interests in (1) a 232,050 acre tract known as the Cara Cara concession, (2) the Tambaqui Association Contract covering 88,000 acres in the State of Casanare, Colombia, and (3) two concessions, the Dorotea Contract and the Cabiona Contract, totaling over 185,000 acres.

Our interest in the Cara Cara concession and the two additional concessions is held through an interest in Hupecol, LLC. The additional concessions were acquired by Hupecol in the fourth quarter of 2004. We hold a 12.5% working interest in each of the prospects of Hupecol. In conjunction with our interest in Hupecol, we also acquired, and hold, a 12.6% working interest, with an 11.31% net revenue interest, in the Tambaqui Association Contract.

The first well drilled in the Cara Cara concession, the Jaguar #1 well, was completed in April 2003 with initial production of 892 barrels of oil per day. In conjunction with the efforts to develop the Cara Cara concession, Hupecol acquired 50 square miles of 3D seismic grid surrounding the Jaguar #1 well and two other prospect areas. That data is being utilized to identify additional drill site opportunities to develop a field around the Jaguar #1 well and in other prospect areas within the grid.

Our working interest in the Cara Cara concession and the Tambaqui Association Contract are subject to an escalating royalty of 8% on the first 5,000 barrels of oil per day to 20% at 125,000 barrels of oil per day. Our interest in the Tambaqui Association Contract is subject to reversionary interests of Ecopetrol, the state owned Colombian oil company, that could cause 50% of the working interest to revert to Ecopetrol after we have recouped four times our initial investment. Our working interest in the additional concessions is subject to an escalating royalty ranging from 5% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on that concession.

In December 2003, we exercised our right to participate in the acquisition, through Hupecol, of over 3,000 kilometers of seismic data in Colombia covering in excess of 20 million acres. The seismic data is being utilized to map prospects in key areas with a view to delineating multiple drilling opportunities. We will hold a 12.5% interest in all prospects developed by Hupecol arising from the acquired seismic data, including the two concessions acquired in the fourth quarter of 2004. Hupecol plans, during the first half of 2005, to acquire approximately 75 square miles of 3D seismic data covering the two additional concessions and 46 square miles of new 3D seismic on the Cara Cara concession.

During 2004, Hupecol drilled nine wells on the Cara Cara concession in Colombia to offset, and delineate, the Jaguar #1 well, with production commencing on the Jaguar #2 in March 2004, the Bengala #2 in April 2004, the Jaguar #6 in July 2004, the Jaguar #12 in September 2004, the Jaguar #3A in October 2004, and the Jaguar #15 in December 2004. The Cara Cara #1, the Cara Cara #7 and the Cara Cara #7 Side Track were dry holes. We hold a 1.59% working interest in each of the wells. Through Hupecol, we presently plan to drill an additional nine wells on the Cara Cara concession during 2005.

Included in our interest in the Tambaqui Association Contract was an interest in a producing well, the Tambaqui #1, and in two exploration wells. The Tambaqui #1 is no longer producing due to uneconomic production rates. The first exploration well drilled as an offset to the Tambaqui #1, the Tambaqui #1Am, was dry. The Tambaqui #2 well was successfully drilled and began production in June 2004. We presently plan to drill an additional one well under the Tambaqui Association Contract during 2005.

Through Hupecol, we presently plan to commence drilling on the Dorotea Contract and the Cabiona Contract during 2005.

The following table sets forth certain information about each of our exploration projects:

                                     Acres Leased or Under Option at
                                          December 31, 2004 (1)
                                  ------------------------------------------
                                    Project        Project         Company         Project
          Project Area               Gross           Net             Net           Interest
-------------------------------   ------------   ------------    -----------     ------------
TEXAS:

Lavaca County, Texas

   Mavis Wharton ..............         300.00         150.00           7.50            5.00%

   West Hardys Creek ..........          65.65          65.65          24.95           38.00%

San Patricio County, Texas

   St. Paul Prospect ..........         380.00         380.00          19.00            5.00%

Matagorda County, Texas

   S.W. Pheasant Prospect .....         779.00         779.00          27.27            3.50%

   Turtle Creek Prospect ......         672.00         672.00          23.52            3.50%
                                  ------------   ------------    -----------

Texas Sub-Total ...............       2,196.65       2,046.65         102.24

LOUISIANA:
Vermillion Parish, Louisiana ..         830.00         830.00          24.90            3.00%

Acadia Parish, Louisiana ......         620.00         620.00          18.60            3.00%

Terrebonne Parish, Louisiana ..         194.00         194.00           2.42            1.25%

Plaquemines Parish, Louisiana .         300.00         300.00           5.40            1.80%

Northern Louisiana ............       1,668.71       1,668.71         125.15            7.50%

St. John the Baptist Parish,
  Louisiana ...................         726.00         726.00          14.52            2.00%
                                  ------------   ------------    -----------

Louisiana Sub-Total ...........       4,338.71       4,338.71         190.99

OKLAHOMA

Jenny #1-14 ...................         160.00         160.00           3.78            2.36%
                                  ------------   ------------    -----------

Oklahoma Sub-Total ............         160.00         160.00           3.78

COLOMBIA

   Cara Cara Concession .......     232,050.00     232,500.00       3,689.00            1.59%

   Tambaqui Assoc. Contract (2)      88,000.00      88,000.00      11,088.00            12.6%

   Dorotea Contract ...........      82,065.00      82,065.00      10,258.00            12.5%

   Cabiona Contract ...........     103,740.00     103,740.00      12,967.00            12.5%
                                  ------------   ------------    -----------

Colombia Sub-Total ............     505,855.00     505,855.00      38,002.00
                                  ------------   ------------    -----------

Total .........................     512,550.36     512,400.36      38,299.01
                                  ============   ============    ===========

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

Drilling Activities

From April 2001 (inception of the Company) through December 31, 2004, we drilled 18 exploratory and 7 developmental wells, of which 18 were completed and 7 were dry holes. In 2003, 3 exploratory and 1 developmental wells were drilled of which 3 were completed and 1 was a dry hole. In 2004, 9 exploratory and 7 developmental wells were drilled of which 11 were completed and 5 were dry holes.

The following table sets forth certain information regarding the actual drilling results for each of the years 2003 and 2004 as to wells drilled in each such individual year:

                                Exploratory Wells (1)        Developmental Wells (1)
                               -----------------------      ------------------------
                                 Gross          Net          Gross            Net
                               ---------     ---------      ---------      ---------
2003

  Productive .............            3          0.435              0              0

  Dry ....................            0          0.000              1          0.125

2004

  Productive .............            4          0.128              7          0.220

  Dry ....................            5          0.238              0              0

(1) Gross wells represent the total number of wells in which we owned an interest; net wells represent the total of our net working interests owned in the wells.

One well was in progress at December 31, 2004, on the Cara Cara prospect.

Productive Well Summary

The following table sets forth certain information regarding our ownership as of December 31, 2004 of productive gas and oil wells in the areas indicated:

                                      Gas                           Oil
                           ---------------------------   --------------------------

                              Gross           Net           Gross           Net
                           ------------   ------------   ------------   ------------
Texas ..................              3          0.465              0              0

Louisiana ..............              4          0.078              0              0

Oklahoma ...............              1          0.024              0              0

Colombia ...............              0              0              8          0.236
                           ------------   ------------   ------------   ------------

     Total .............              8          0.567              8          0.236
                           ============   ============   ============   ============

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received (net of transportation costs) and average production costs associated with our sales of gas and oil for the periods indicated:

                                                                 Year Ended December 31,
                                                               ---------------------------
                                                                   2003           2004
                                                               ------------   ------------
Net Production:

       Gas (Mcf):

            North America ..................................         15,993         61,519
            South America ..................................              0              0

       Oil (Bbls):

            North America ..................................            246            886
            South America ..................................          5,880         24,040

Average sales price:

       Gas ($ per Mcf) .....................................           5.11           5.43

       Oil (Bbls) ..........................................          30.17          33.85

Average production expense and taxes ($ per Bble):
          North America ....................................           2.35           5.32
          South America ....................................          24.88          14.74

Natural Gas and Oil Reserves

The following table summarizes the estimates of our historical net proved reserves as of December 31, 2003 and 2004, and the present value attributable to these reserves at these dates. The reserve data and present values were prepared by Pressler Petroleum Consultants, Inc., independent petroleum engineering consultants:

                                                                     At December 31,
                                                               ---------------------------
                                                                   2003           2004
                                                               ------------   ------------
Net proved reserves (1):

       Natural gas (Mcf) ...................................        176,600        202,420

       Oil (Bbls) ..........................................        274,107        307,290

Standardized measure of discounted future net
  cash flows (2) ...........................................   $  3,172,639   $  4,005,624

(1) At December 31, 2004, net proved reserves, by region, consisted of 295,700 barrels of oil in South America and 11,590 barrels of oil in North America; all natural gas reserves were in North America.

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

Leasehold Acreage

The following table sets forth as of December 31, 2004, the gross and net acres of proved developed and proved undeveloped and unproven gas and oil leases which we hold or have the right to acquire:

                        Proved Developed         Proved Undeveloped             Unproven
                     -----------------------   -----------------------   -----------------------
                       Gross          Net        Gross         Net         Gross          Net
                     ----------   ----------   ----------   ----------   ----------   ----------
Texas ............     1,524.65        78.72            0            0       672.00        23.52

Louisiana ........     2,244.00        57.32            0            0     2,094.71       133.67

Oklahoma .........       160.00         3.78            0            0            0            0

Colombia .........     2,560.00        75.61     6,720.00       141.76   496,575.00    37,784.63
                     ----------   ----------   ----------   ----------   ----------   ----------

     Total .......     6,488.65       215.43     6,720.00       141.76   499,341.71    37,941.82
                     ==========   ==========   ==========   ==========   ==========   ==========

During 2004, (1) we released 35% of the acreage in the Cara Cara concession, (2) our Jackson County, Texas lease of the W. Harmon Prospect expired, and (3) we leased 290 acres in Wharton County, Texas and subsequently sold our 50% interest in the lease retaining a 9.5% carried interest in two wells that were drilled as dry holes.

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

Marketing

At March 9, 2005, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

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

Operations in South America

As described above, we currently have interests in four concessions in the South American country of Colombia and expect to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of our Colombian operations, we may be forced to abandon or suspend our efforts. Either of such events could be harmful to our expected business prospects.

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

Employees

As of March 9, 2005, we had one full-time employee and no part time employees. The employee is not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement. If our operations continue to grow as expected, we anticipate hiring as many as three additional employees by the end of 2005.

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

ITEM 3. LEGAL PROCEEDINGS

During the quarter ended March 31, 2004, we were named as defendant in a suit styled Alan Gerger, Trustee for the Substantially Consolidated Bankruptcy Estate of Moose Oil and Gas Company and Moose Operating Company v. John Terwilliger, Marlin Data Research, Inc. and Houston American Energy Corp., filed in the United States Bankruptcy Court for the Southern District of Texas. The plaintiff alleges that expenses relating to the formation and operation of Houston American were paid by Moose Oil and Gas or Moose Operating Company, that interests in certain oil and gas properties were transferred to Houston American from Moose Oil and Gas or Moose Operating Company and that the alleged payments and transfers constituted fraudulent transfers and voidable preferences. The plaintiff seeks to recover all properties alleged to have been wrongfully transferred as well as costs of suit and other relief. We believe that the action is without merit and intend to vigorously contest the same.

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

                                                         High        Low
                                                         ----        ---
Calendar Year 2004

         Fourth Quarter..............................    $1.05       $0.83
         Third Quarter...............................     1.10        0.83
         Second Quarter..............................     1.35        0.60
         First Quarter...............................     1.00        0.65

Calendar Year 2003

         Fourth Quarter..............................    $0.75       $0.38
         Third Quarter...............................     0.52        0.31
         Second Quarter..............................     0.42        0.23
         First Quarter...............................     0.51        0.30

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 9, 2005, the closing bid price of the Common Stock was $0.84.

As of March 9, 2005, there were approximately 992 record holders of our Common Stock.

In December 2004, the Company issued an aggregate of 305,000 shares of common stock for a purchase price of $259,250 to one accredited investor.

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

Business Developments During 2004

Drilling Activities

During 2004, we drilled four successful on-shore domestic wells as follows:

o A test well in San Patricio County, Texas, the Saint Paul Prospect Garza #1, was drilled in January 2004 and completed as a natural gas well. Natural gas sales from the well began March 1, 2004. We hold a 5% working interest in the well.

o A test well in Vermillion Parish, Louisiana, the LaFurs #F-16, was drilled in May 2004 and completed as a natural gas well. Natural gas sales from the well began in September 2004. We hold a 3% working interest in the well.

o A test well in Acadia Parish, Louisiana, the Hoffpauer #1 (formerly, the Baronet #1), on the 620-acre Crowley Prospect, was drilled in September 2004. After reaching a depth of 12,042 feet, the well encountered a stuck drill pipe. The well was plugged back and a side track attempt was made. After encountering a second stuck drill pipe and following negotiations with the operator, the well was taken off of turnkey, intermediate casing was set and a completion rig is being contracted with the objective of completing a well in the Camerina sands that produced gas shows. The well was completed and production began in December 2004. We hold a 3% working interest in the well. A second rig has been contracted to drill a new well to test the Hayes sands on the prospect. Drilling is expected to begin in the first quarter of 2005.

o A test well in Plaquemines Parish, Louisiana, the SL18077 #1, was drilled in December 2004. The well was completed in January 2005. We hold a 1.8% working interest in the well.

We also participated in two dry holes drilled during 2004, the Hutchins Peareson #1 and the Hutchins Peareson #2 drilled in Wharton County, Texas.

At December 31, 2004, we had no domestic wells being drilled but plan drilling operations during 2005 on three prospects in Louisiana.

During 2004, we drilled seven international wells in South America as follows:

o Drilling of six offset wells on the Cara Cara concession in Colombia was completed with production commencing on the Jaguar #2 in March 2004, the Bengala #2 in April 2004, the Jaguar #6 in July 2004, the Jaguar #12 in September 2004 and the Jaguar #3A in October 2004. The sixth well, the Cara Cara #1 is shut in pending evaluation. We hold a 1.59% working interest in each of the wells.

o An oil well, the Tambaqui #2, was drilled and successfully completed under the Company's Tambaqui Association Contract in Columbia and began production in June 2004. The Company holds a 12.6% working interest and an 11.59% net revenue interest in the well.

At December 31, 2004, we had no wells being drilled in South America but we presently plan to drill during 2005, with our partners, up to 9 additional wells on the Cara Cara concession and 1 well under the Tambaqui Association Contract. We also plan to commence, during 2005, a drilling program on the two additional concessions secured in Colombia during 2004.

Leasehold Activities

During 2004, we invested approximately $612,000 for the acquisition of oil and gas properties, consisting of (1) acquisition of a 3% interest in the North Freshwater Bayou Field in Louisiana, (2) acquisition of a 100% interest in the South Sibley Prospect, (3) acquisition of a 50% interest in the Southern Star Wharton Prospect, and (4) acquisition, by Hupecol, of two additional concessions in Colombia covering approximately 180,000 acres.

In September 2004, we sold our 50% interest in a 280 acre leasehold in Wharton County, Texas to an independent exploration and production company. We received funds in excess of our acquisition cost on the Wharton County lease. The excess proceeds from the sale, totaling approximately $21,650, were applied to reduce the cost of oil and gas properties. Pursuant to the terms of the sale, the buyer agreed to drill two wells on the prospect with the Company retaining a carried working interest of 9.5% to the casing point and a net revenue interest of 7.125%. The two wells, the Hutchins Peareson #1 and the Hutchins Peareson #2 were drilled as dry holes.

In December 2004, we sold our interest in a 1,428 acre leasehold in Northern Louisiana and joined the purchaser of that interest in forming a 7,680 acre area of mutual interest. Pursuant to that agreement, we received a 7.5% working interest in the first well drilled on the acreage, a 7.5% working interest back in after payout in the second and third wells and will have an option to participate for its 7.5% working interest in all subsequent wells. We also retained overriding royalty interests ranging from 1.35% to 2.5% on leases covering 3,200 acres. Drilling of the Northern Louisiana prospects is expected to begin during the first half of 2005.

Other Developments

In August 2004, we joined a Libya Study Group consisting of twelve oil companies for the purpose of developing drilling prospects and applying for concessions to exploit drilling opportunities in Libya. The study group plans to have completed the process of defining prospects followed by a formal request for drilling concessions in early 2005.

In September 2004, we approved the payment of a salary of $15,000 per month, commencing in October 2004, to John Terwilliger, our President and Chief Executive Officer. Mr. Terwilliger had previously served without compensation.

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

Full Cost Method of Accounting for Oil and Gas Activities. The Securities and Exchange Commission ("SEC") prescribes in Regulation S-X the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2004. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Excess costs are charged to proved properties impairment expense.

Unevaluated Oil and Gas Properties. Unevaluated oil and gas properties consist principally of our cost of acquiring and evaluating undeveloped leases, net of an allowance for impairment and transfers to depletable oil and gas properties. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, we review the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. We record an allowance for impairment based on a review of present value of future cash flows. Any resulting charge is made to operations and reflected as a reduction of the carrying value of the recorded asset. Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2004 and 2003:

                              At December 31, 2004        At December 31, 2003
                            -----------------------    -----------------------

         Acquisition costs                 $ 48,636                  $ 103,404

         Evaluation costs                    12,159                     23,470
                            -----------------------    -----------------------
              Total                        $ 60,795                  $ 126,874
                            =======================    =======================

The carrying value of unevaluated oil and gas prospects include $12,519 and $5,617 expended for properties in South America at December 31, 2004 and December 31, 2003, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Oil and Gas Revenues. Total oil and gas revenues increased $961,463, or 435%, to $1,182,063 in fiscal 2004 when compared to fiscal 2003. The increase in revenue is due to (1) increased production resulting from the development of the South American fields and the new domestic wells that have come on line during 2003 and 2004 and (2) increases in oil prices. We had interests in 8 producing wells in South America and 8 producing wells in North America during 2004 as compared to 2 producing wells in South America and 3 producing wells in North America during 2003. Average prices from sales were $33.85 per barrel of oil and $5.43 per mcf of gas during 2004 as compared to $30.17 per barrel of oil and $5.11 per mcf of gas during 2003. Following is a summary comparison, by region, of oil and gas sales for the periods.

                          South America    North America         Total
                          --------------   --------------   --------------
      Year ended 2004
         Oil sales        $      808,472   $       39,376   $      847,848
         Gas sales                     0          334,215          334,215
      Year ended 2003
         Oil sales        $      128,520   $       11,957   $      140,477
         Gas sales                     0           80,123           80,123

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our South American operations discussed below, increased 182% to $413,723 in 2004 from $146,914 in 2003. The increase in lease operating expenses was attributable to the increase in the number of wells operated during 2004. Following is a summary comparison of lease operating expenses for the years ended December 31, 2004 and 2003.

                        South America    North America         Total
                        --------------   --------------   --------------
      Year ended 2004   $      354,448           59,275          413,723
      Year ended 2003          109,348           37,566          146,914

Joint Venture Expenses. Joint venture expenses totaled $41,944 in 2004 compared to $36,940 in 2003. The joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by the operator of the South American CaraCara and Tambaqui concessions. The increase in joint venture expenses was attributable to increased exploration and production in South America.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 275% to $211,759 in fiscal 2004 when compared to $56,434 in 2003. The increase in depreciation and depletion expense was primarily attributable to the increased production from new wells coming on line during 2004.

Interest Expense. Interest expense decreased 49% to $72,000 in 2004 compared to $142,349 in 2003. The interest expense decrease was attributable to reduced debt relating to the conversion of certain debt to equity in 2003 and a reduction in the interest rate.

General and Administrative Expenses. General and administrative expense increased by 79% to $327,354 in 2004 from the $182,293 in 2003. The increase in G&A expense was principally attributable to (1) a 137% increase in professional fees arising in connection with the Moose Oil litigation commenced during 2004 and (2) the commencement of salary to our President and CEO during the fourth quarter of 2004, totaling $15,000 per month for three months.

Financial Condition

Liquidity and Capital Resources. At December 31, 2004, we had a cash balance of $721,613 and working capital of $771,392 compared to a cash balance of $663,422 and working capital of $654,451 at December 31, 2003. The change in our working capital position, is attributable to the debt restructuring and conversion in December of 2003. As previously mentioned, $627,530 of loans and interest was converted to equity. In addition, the open shareholder loans were restructured to long-term notes with a due date in 2007.

As discussed in our prior financial statements, our revenue was previously insufficient to cover our costs and expenses. In addition to the income received from our wells, certain significant shareholders, including John F. Terwilliger, our sole director and executive officer, previously provided us the funds needed to continue our development and operations. During 2004, we, for the first time, operated profitably and with positive cash flow. At current production levels and prices, our operations are self-supporting from a cash flow standpoint. Management anticipates raising any necessary funds for major capital expenditures from outside investors or commercial bank or mezzanine lenders.

During 2004, we (1) issued 532,991 shares of common stock for cash consideration of $350,443, (2) in conjunction with an agreement with an individual to assist us in locating viable oil and gas prospects, issued 50,000 shares of common stock, valued at $47,500, and granted an interest equal to 10% of our interest in any prospects generated by the individual's contacts, and (3) issued 100,000 shares of common stock, valued at $103,000, for financial public relations services over a six month period. We terminated the financial public relations service contract and the 100,000 shares previously issued in connection with the contract were returned and are reflected as treasury stock.

Loans from shareholders totaled $1,000,000 at December 31, 2004.

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

During 2004, we invested approximately $559,380 for the acquisition and development of oil and gas properties, consisting of (1) acquisition of a 3% interest in the North Freshwater Bayou Field in Louisiana, (2) acquisition of a 100% interest in the South Sibley Prospect, (3) acquisition of a 50% interest in the Southern Star Wharton Prospect, (4) consulting fee in forming the joint venture with a private company and (5) drilling and/or completing expenses for the Jaguar #2, Bengala #1, Cara Cara #1, Tambaqui #2, Jaguar #6, Jaguar #12 and Jaguar #3A wells in South America and the Garza #1, LaFurs #F-16, Hoffpauer #1 and SL 18077 #1 in the U.S.

Our only material contractual obligations requiring determinable future payments on our part are a note payable to our principal shareholder and our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2003:

                                           Payments due by period
                  ------------------------------------------------------------------------
                      Total          2005       2006 - 2007    2008 - 2009     Thereafter
                  ------------   ------------   ------------   ------------   ------------
Long-term debt    $  1,000,000   $          0   $  1,000,000   $          0   $          0
Operating lease
commitments             72,657         39,631         33,026              0
                  ------------   ------------   ------------   ------------   ------------
      Total       $  1,072,657   $     39,631   $  1,033,026   $          0   $          0
                  ============   ============   ============   ============   ============

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (ORRI) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to employees, including officers, consultants and third parties. As of December 31, 2004, we had granted ORRIs to affiliates, including our President, ranging from 1.0% to 4.02166% of our interest in selected properties.

At December 31, 2004, we had 8 revenue producing wells in South America, 3 revenue producing wells in south Texas, 4 revenue producing well in south Louisiana and 1 producing well in Oklahoma.

At January 1, 2005, our acquisition and drilling budget for 2005 totaled $886,000, consisting of (1) $216,000 for drilling of 9 wells in South America on the Cara Cara concession and $170,000 to drill one additional concession acquired in South America in 2004, and (2) $500,000 for seismic surveying in Colombia. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2004.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants report thereon of Thomas Leger & Co., L.L.P., appears immediately after the signature page of this report. See "Index to Financial Statements" on page 28 of this report.

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

During the quarter ended December 31, 2004, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses were in our internal controls over accounting for non-routine transactions as well as is in overall financial reporting functions. The accounting firm noted that adequate segregation of duties do not exist in our financial reporting process, as our President and CEO also functions as our CFO. The President is performing these duties with assistance from a part time consultant. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process have not been segregated.

The nature and size of our business have prevented us from being able to employ sufficient resources to enable us to have an adequate segregation of duties within our internal control system. We will continue to monitor and assess the costs and benefits of additional staffing in the accounting and financial reporting area.

ITEM 8B. OTHER INFORMATION

NA

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

              Name            Age                Position
              ----            ---                --------

         John Terwilliger      57        President, Treasurer and Director

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

Codes of Ethics

The Board of Directors has adopted a Code of Business Ethics covering all of our officers, directors and employees. We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the company's best interest.

The Board of Directors has also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB for the year ended December 31, 2004 and is available for review at the SEC's web site at www.sec.gov.

Compliance With Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2004. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2004. In making these disclosures, we have relied solely on written statements of our directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2004 of each person who served as the Company's Chief Executive Officer during fiscal 2004 and the next four most highly paid executive officers (the "Named Officers").

                                                      Annual Compensation
Name and                                              -------------------
Principal Position             Year       Salary($)          Bonus($)          Other ($)
------------------             ----       ---------          --------          ---------
John Terwilliger               2004       45,000               -0-              -0-   (1)(2)
  President and                2003          -0-               -0-              -0-   (1)(2)
  Chief Executive Officer      2002          -0-               -0-              -0-   (1)(2)

----------------
(1) Mr. Terwilliger receives receives no other compensation or benefits other than vacation benefits, expense reimbursements and participation in medical, retirement and other benefit plans which are generally available to the Company's executives.

(2) Mr. Terwilliger received overriding royalty interests in three properties identified by Mr. Terwilliger. No value was assigned to those overriding royalty interests for purposes of this table. Payments received by Mr. Terwilliger pursuant to those overriding royalty interests totaled $21,170, $3,600 and $0 in 2004, 2003 and 2002, respectively.

We have no employment agreements with any of our officers or employees.

Director Compensation

We do not compensate our directors for serving in such capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 9, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock held by (i) each person known by us to be the owner of more than 5% of the outstanding shares of our Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address                         Number of Shares           Percentage
of Beneficial Owner (1)                Beneficially Owned (2)        of Class
-----------------------                ----------------------        --------

John F. Terwilliger                        8,574,486                   42.9%
 801 Travis, Suite 2020
 Houston, Texas 77002

Orrie Lee Tawes (3)                        3,236,044                   16.2%
 c/o O. Lee Tawes
 C.E. Unterberg Towbin
 350 Madison Avenue, 8th Floor
 New York, New York 10017

All directors and officers
 as a group (one person)                   8,574,486                   42.9%

---------------------

(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March 9, 2005.

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

In December 2003, Mr. Terwilliger converted $441,516.29 of loans into 1,103,791 shares of common stock of Houston American and modified the repayment terms with respect to the balance of the loans to Houston American, totaling $1 million, to reduce the interest rate on the loans to 7.2% and provide for a fixed maturity date of January 1, 2007. Also, in December 2003, Orrie L. Tawes, a principal shareholder of the Company, converted the entire principal and accrued interest on his loans to Houston American, in the amount of $186,016.83, into 465,042 shares of common stock. As of December 31, 2004, we owed $1,004,400 to Mr. Terwilliger, including accrued interest.

In conjunction with the Company's efforts to secure oil and gas prospects, financing and services, it has, from time to time, granted overriding royalty interests in the Company's various mineral properties to Orrie L. Tawes, a significant shareholder. During 2004, approximately $14,500 was paid to Mr. Tawes from these royalty interests.

ITEM 13. EXHIBITS

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

14.1 Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company's 2003 Form 10-KSB)

31.1  Section 302 Certifications

32.1  Section 906 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Thomas Leger & Co., L.L.P. for the audit of the Company's annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Thomas Leger & Co., L.L.P. during those periods.

                                 Fiscal 2004    Fiscal 2003
                                 ------------   ------------
            Audit fees (1)       $     31,750   $     20,610
            Audit related fees             --             --
            Tax fees                       --             --
            All other fees                 --             --
                                 ------------   ------------
            Total                $     31,750   $     20,610
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

                                                 HOUSTON AMERICAN ENERGY CORP.
Dated:   March 9, 2005

                                                 By:  /s/ John F. Terwilliger
                                                      --------------------------
                                                          John F. Terwilliger
                                                          President

                          HOUSTON AMERICAN ENERGY CORP.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm..............................         F-1

Balance Sheet as of December 31, 2004................................................         F-2

Statements of Operations For the Years ended December 31, 2004 and 2003..............         F-3

Statements of Shareholders' Equity for the Years ended December 31, 2004 and 2003....         F-4

Statements of Cash Flows For the Years Ended December 31, 2004 and 2003..............         F-5

Notes to Financial Statements........................................................ F-6 to F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Houston American Energy Corp.
Houston, Texas

We have audited the accompanying balance sheet of Houston American Energy Corp. as of December 31, 2004 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Houston American Energy Corp. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                      Thomas Leger & Co., L.L.P.

March 4, 2004
Houston, Texas

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                December 31, 2004
================================================================================

                                     ASSETS

CURRENT ASSETS
  Cash                                                          $    721,613
  Accounts receivable                                                240,141
  Prepaid expenses                                                    89,947
                                                                ------------

          Total current assets                                     1,051,701
                                                                ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties, full cost method
    Costs subject to amortization                                  2,342,733
    Costs not being amortized                                         60,795
  Office equipment                                                    10,878
                                                                ------------
  Total properties                                                 2,414,406
  Accumulated depreciation and depletion oil and
    gas properties                                                (1,010,855)
                                                                ------------

          Property, plant and equipment, net                       1,403,551
                                                                ------------

OTHER ASSETS                                                           3,167
                                                                ------------

  TOTAL ASSETS                                                  $  2,458,419
                                                                ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $    195,774
  Accrued expenses                                                    80,135
  Accrued interest on shareholder loans                                4,400
                                                                ------------

          Total current liabilities                                  280,309
                                                                ------------

LONG-TERM DEBT
  Notes payable to principal shareholder                           1,000,000
                                                                ------------

SHAREHOLDERS' EQUITY
Common stock, par value $.001;
  100,000,000 shares authorized, 19,968,089
  shares outstanding                                                  19,968
Additional paid-in capital                                         2,800,027
Treasury stock, at cost; 100,000 shares                              (85,834)
Accumulated deficit                                               (1,556,051)
                                                                ------------

          Total shareholders' equity                               1,178,110
                                                                ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  2,458,419
                                                                ============

   The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                             STATEMENT OF OPERATIONS
                 For The Years Ended December 31, 2004 AND 2003
================================================================================

                                                2004          2003
                                            ------------   ------------
OIL AND GAS REVENUE                         $  1,182,063   $    220,600
                                            ------------   ------------

EXPENSES OF OPERATIONS
  Lease operating expense                        413,723        146,914
  Joint venture expense                           41,944         36,940
  Depreciation and depletion                     211,759         56,434
  Interest expense on shareholder debt            72,000        142,349
  General and administrative expense
    Professional fees                            150,603         63,630
    Rent                                          39,772         41,219
    Investor relations                            29,363         41,402
    Salary                                        45,000             --
    Miscellaneous                                 62,616         36,042
                                            ------------   ------------
      Total expenses                           1,066,780        564,930
                                            ------------   ------------

FEDERAL INCOME TAXES                                  --             --
                                            ------------   ------------

NET INCOME (LOSS)                           $    115,283   $   (344,330)
                                            ============   ============

Basic and diluted income (loss) per share   $       0.01   $      (0.02)
                                            ============   ============

Basic and diluted weighted average shares     19,619,084     15,398,070
                                            ============   ============

   The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2004 and 2003
================================================================================

                                           Common Stock                            Treasury Stock
                                    ---------------------------------------   --------------------------
                                                                 Paid - in
                                      Shares         Amount       Capital       Shares         Amount
                                    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2002         13,424,883   $    13,425   $   283,575            --    $        --

Stock issued for -
  Cash                                4,271,390         4,271     1,382,651            --             --
  Services                               20,000            20         7,580            --             --
  Converted shareholder debt          1,568,825         1,569       625,961            --             --

  Net loss                                   --            --            --            --             --
                                    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2003         19,285,098        19,285     2,299,767            --             --

Stock issued for -
  Cash                                  532,991           533       349,910            --             --
  Oil and gas activity and services     150,000           150       150,350            --             --
Purchase of treasury stock                   --            --            --      (100,000)       (85,834)

  Net income                                 --            --            --            --             --
                                    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2004         19,968,089   $    19,968   $ 2,800,027      (100,000)   $   (85,834)
                                    ===========   ===========   ===========   ===========    ===========

                                    Accumulated
                                       Equity
                                      (Deficit)       Total
                                     -----------    -----------
Balance at December 31, 2002         $(1,327,004)   $(1,030,004)

Stock issued for -
  Cash                                        --      1,386,922
  Services                                    --          7,600
  Converted shareholder debt                  --        627,530

  Net loss                              (344,330)      (344,330)
                                     -----------    -----------
Balance at December 31, 2003          (1,671,334)       647,718

Stock issued for -
  Cash                                        --        350,443
  Oil and gas activity and services           --        150,500
Purchase of treasury stock                    --        (85,834)

  Net income                             115,283        115,283
                                     -----------    -----------

Balance at December 31, 2004         $(1,556,051)   $ 1,178,110
                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                             STATEMENT OF CASH FLOWS
                 For The Years Ended December 31, 2004 and 2003
================================================================================

                                                                2004            2003
                                                            ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Income (loss) from operations                              $    115,283    $   (344,330)

Adjustments to reconcile net income (loss)
  to net cash from operations
  Depreciation and depletion                                     211,759          56,434
  Non-cash expenses                                               17,166          13,641
  (Increase) in accounts receivable                             (174,138)        (58,863)
  (Increase) decrease in prepaid expense                         (84,009)          1,088
  (Increase) decrease in other assets                             36,864         (35,285)
  Increase in accounts payable
    and accrued expenses                                         175,070         213,616
                                                            ------------    ------------

  Net cash provided by (used in) operations                      297,995        (153,699)
                                                            ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of properties and assets                          (611,897)       (764,940)
  Funds in excess of prospect costs                               21,650              --
                                                            ------------    ------------

  Net cash used in investing activities                         (590,247)       (764,940)
                                                            ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Sale of common stock - net of costs                            350,443       1,386,922
  Loans from principal shareholders                                   --         194,200
                                                            ------------    ------------

  Net cash provided by financing                                 350,443       1,581,122
                                                            ------------    ------------

INCREASE IN CASH                                                  58,191         662,483
  Cash, beginning of period                                      663,422             939
                                                            ------------    ------------

  Cash, end of period                                       $    721,613    $    663,422
                                                            ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                             $     67,600    $         --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Shareholder notes payable converted to common stock       $         --    $    627,530
  Stock issued for oil and gas activity                           47,500              --
  Acquisition of treasury stock                                   85,834              --
  Shareholder note payable given for oil and gas
    properties and general and administrative expenses                --          17,152
  Stock issued for services                                      103,000              --

   The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2004
                        =================================

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Houston American Energy Corp. (a Delaware Corporation) ("the Company" or "HUSA") was incorporated on April 2, 2001. The Company is engaged, as a non-operating joint owner, in the exploration, development, and production of natural gas, crude oil, and condensate from properties located principally in the Gulf Coast area of the United States and international locations with proven production, which to date has focused on Columbia, South America.

General Principles And Use Of Estimates - The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Certain amounts for prior periods have been reclassified to conform to the current presentation.

Oil and Gas Revenues - The Company recognizes sales revenues based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. Currently, the Company does not anticipate that the oil and gas sold will be significantly different from the Company's production entitlement.

Oil and Gas Properties and Equipment - The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping the wells and any internal costs that are directly related to acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

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

Depreciation expense for office equipment was $2,175 and $1,119 at December 31, 2004 and 2003, respectively and accumulated reserve for depreciation was $5,458 at December 31, 2004. Depletion and amortization for oil and gas properties was $206,584 and $54,831 at December 31, 2004 and 2003, respectively and accumulated reserve for depletion and amortization was $1,005,397 at December 31, 2004. Repairs and maintenance are expensed as incurred.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2004
                        =================================

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Costs Excluded - Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization.

Ceiling Test - Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by Securities and Exchange Commission (SEC") Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization ("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, using prices in effect at the end of the period with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

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

These estimates, made by an independent reservoir engineer (approximately 79% of reserves) and a reservoir engineer that is a shareholder, are reviewed and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in assumptions based on, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to uneconomical conditions.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2004
                        =================================

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Ceiling Test (continued)

Unevaluated oil and gas properties not subject to amortization at December 31, 2004 include the following:

           Acquistion costs                                    $ 48,636
           Geological, geophysical and screening costs           12,159
                                                               --------
                           Total                               $ 60,795
                                                               ========

All but $12,519 of this cost was incurred on U.S. properties.

Asset Retirement Obligations - On January 1, 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. For us, asset retirement obligations ("ARO") represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Under our previous accounting method, we included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortized these costs as a component of our depletion expense. Subsequent to our adoption of SFAS 143, the ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. The future cash outflows associated with settling the ARO liability have been adjusted so they are included in the ceiling test.

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2004 and 2003. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2004 and 2003.

                                                   2004         2003
                                                ----------   ----------

           ARO liability at January 1,          $   15,625   $   12,750
           Accretion expense                         3,000           --
           Liabilities incurred from drilling       21,327        2,875
                                                ----------   ----------

           ARO liability at December 31         $   39,952   $   15,625
                                                ==========   ==========

Joint Venture Expense - Joint venture expense reflects the indirect field operating and regional administrative expenses billed by the operator of the Columbian CaraCara and Tambaqui concessions.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2004
                        =================================

Income Taxes - Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. No shares of preferred stock have been issued.

Statement of Cash Flows - Cash equivalents consists of demand deposits and cash investments with initial maturity dates of less than three months.

Net Loss Per Share - Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per share.

Concentration of Risk - The Company is dependent upon the industry skills and contacts of John F. Terwilliger, the sole director and chief executive officer, to identify potential acquisition targets in the onshore coastal Gulf of Mexico region of Texas and Louisiana. Further, as a non-operator oil and gas exploration and production company and through its interest in a limited liability company and four concessions in the South American country of Colombia, the Company is dependent on the personnel, management and resources of those entities to operate efficiently and effectively.

As a non-operating joint interest owner, the Company has a right of investment refusal on specific projects and the right to examine and contest its division of costs and revenues determined by the company operator.

The Company currently has interests in four concessions in Colombia and expects to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Company's Colombian operations, the Company may be forced to abandon or suspend their efforts. Either of such events could be harmful to the Company expected business prospects.

The Company maintains cash balances in several banks in Houston, Texas. Accounts at banks are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the Company's uninsured cash balance was approximately $501,000.

Major Customers - The majority of production for 2004 from the Company's mineral interests were sold to an international integrated oil company (58%) and to a U.S. natural gas marketing company (17%). There were no other product sales of more than 10% to a single buyer.

At December 31, 2004, 71% of the Company's net oil and gas property investment and 68% of its revenue was with or derived from the company managing the Columbian properties.

Recent Accounting Developments - On September 28, 2004, the SEC released Staff Accounting Bulletin ("SAB") 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations ("AROs")," by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        =================================

NOTE 1. - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Developments (continued)

salvage values, which have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company's ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption of SFAS 143. SAB 106 is effective prospectively as of the beginning of the first fiscal quarter beginning after October 4, 2004. Since the Company's adoption of SFAS 143 on January 1, 2003, they have calculated the ceiling test and depreciation, depletion and amortization expense in accordance with the interpretations set forth in SAB 106; therefore, the adoption of SAB 106 had no effect on the financial statements.

On December 16, 2004, the FASB revised Statement 123 (revised 2004), "Share-Based Payment" that will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces SFAS 123, "Accounting for Stock- Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." For the Company, SFAS 123(R) is effective for the first quarterly reporting period after December 15, 2005. Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123(R) using a modified version of prospective application. Under this method, an entity records compensation expense for all awards it grants after the date of adoption. In addition, the entity is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, entities may elect to adopt SFAS 123(R) using a modified retrospective method where by previously issued financial statements are restated based on the expense previously calculated and reported in the pro forma footnote disclosures. The Company does not expect the adoption of SFAS 123(R) to have a material impact on the financial statements.

On December 16, 2004, the FASB issued Statement 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetrary exchanges of similar productive assets. SFAS 153 eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not have any nonmonetary transactions for any period presented that this Statement would apply. The Company does not expect the adoption of SFAS 153 to have a material impact on the financials statements.

NOTE 2. - NOTES PAYABLE

Notes payable at December 31, 2004, in the amount of $1,000,000, is owed to John Terwilliger, Chief Executive Officer, who is also a significant shareholder. The notes are not secured, bear interest at 7.2% and are due on January 1, 2007 with interest paid monthly, based on cash flow.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        =================================

NOTE 2. - NOTES PAYABLE (continued)

On December 9, 2003, two principal shareholders, including the Chief Executive Officer mentioned above, exchanged notes payable and unpaid interest aggregating $339,875 and $287,655, respectively, for 1,568,825 shares of the Company's common stock.

NOTE 3. - RELATED PARTIES

The Company's original oil and gas properties in Lavaca County Texas were purchased from John F. Terwilliger, Chief Executive Officer, and a principal shareholder, at their cost.

John F. Terwilliger has not received any direct or indirect compensation or other salary related benefits from the Company before October 1, 2004. Effective that date he started receiving a salary. He was paid $45,000 in 2004.

In conjunction with the Company's efforts to secure oil and gas prospects, financing and services, it has, from time to time, granted overriding royalty interests in the Company's various mineral properties to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a significant shareholder. During 2004, approximately $36,000 was paid to John Terwilliger and Orrie L. Tawes from these royalty interests.

NOTE 4 - INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2004 and 2003.

                                                     2004          2003
                                                  ----------    ----------

Income (loss) before income taxes                 $  115,238    $ (344,330)
                                                  ==========    ==========

Income tax computed at statutory rates            $   39,196    $ (117,073)
Net increase in net operating loss carryforward        7,827            --
Permanent differences, nondeductible expenses          7,168       (47,752)
Increase (decrease) in valuation allowance           (58,264)      164,825
Other                                                  4,073            --
                                                  ----------    ----------

Tax provision                                     $       --    $       --
                                                  ==========    ==========

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward of approximately $1,351,000 which will expire in 2016 through 2019. The Company's net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the loss as a result of or ownership change as defined in section 382 of the Internal Revenue Code.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2004 are set out below.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        =================================

NOTE 4 - INCOME TAXES (continued)

                                                            2004
                                                        ------------
           Deferred tax asset:
              Net operating loss carry forwards         $    459,550
              Valuation allowance                           (323,675)
              Book over tax depreciation, depletion
                and capitalization methods on oil
                and gas properties                          (137,371)
              Book over tax accrued interest payments          1,496
                                                        ------------

           Net deferred tax asset                       $         --
                                                        ============

NOTE 5. - COMMON STOCK

During the year ended December 31, 2004, the Company (1) issued 532,983 shares of its common stock for cash consideration of $350,443, (2) in conjunction with an agreement with an individual to assist the Company in locating viable oil and gas prospects, issued 50,000 shares of its common stock, valued at $47,500, and granted an interest equal to 10% of the Company's interest in any prospects generated by the individual's contacts, and (3) issued 100,000 shares of its common stock, valued at $103,000, for financial public relations services over a six month period. The value of the shares issued for financial public relations services was recorded as prepaid expense and charged to shareholders relations expense ratably over the life of the contract. During September 2004, the Company entered into negotiations to terminate the financial public relations contract as a result of disputes relating to performance under the contract. The financial public relations contract was terminated, the 100,000 shares originally issued under the contract were returned to the Company and the Company paid $5,000 in full settlement of the contract. As a result of the termination and settlement of the public relations contract, during the quarter ended September 30, 2004, the Company recorded shareholder relations expense of $5,000, credited $85,834 against prepaid expenses and recorded treasury stock in the amount of $85,834.

NOTE 6. - COMMITMENTS AND CONTINGENCIES

Lease Commitment - The Company leases office facilities under an operating lease agreement which expires November 30, 2006. The lease agreement requires payments of $39,631 in 2005 and $33,026 in 2006. Total rental expense in 2004 was $39,772 and $41,219 in 2003. The Company does not have any capital leases or other operating lease commitments.

Legal Contingencies - The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. During the twelve months ended December 31, 2004, the Company was named as defendant in a suit filed in the United States Bankruptcy Court for the Southern District of Texas. The plaintiff alleges that expenses relating to the formation and operation of the Company were paid by Moose Oil and Gas or Moose Operating Company, that interests in certain oil and gas properties were transferred to the Company from Moose Oil and Gas or Moose Operating Company and that the alleged payments and transfers constituted fraudulent transfers and avoidable preferences. The plaintiff seeks to recover all properties alleged to have been wrongfully transferred as well as costs of suit and other relief. The Company believes that the action is without merit and intends to vigorously contest the same.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        =================================

NOTE 6. - COMMITMENTS AND CONTINGENCIES (continued)

Development Commitments - During the ordinary course of oil and gas prospect development, the Company commits to a proportionate share for the cost of acquiring mineral interest, drilling exploratory or development wells and acquiring seismic and geological information. At January 1, 2005, our acquisition and drilling budget for 2005 was estimated at $886,000.

Post Retirement Benefits - At December 31, 2004, the Company does not have any pension plans, other postretirement benefits or employee savings plans.

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and gas Producing Activities".

Geographical Data - The following table shows the Company's oil and gas revenues and lease operating expenses, which includes the joint venture expenses incurred in South America, by geographic area:

                                      2004           2003
                                  ------------   ------------
            Revenues
                  North America   $    373,591   $     92,080
                  South America        808,472        128,520
                                  ------------   ------------
                                  $  1,182,063   $    220,600
                                  ============   ============

            Production Cost
                  North America   $     59,275   $     37,566
                  South America        354,448        146,288
                                  ------------   ------------
                                  $    413,723   $    183,854
                                  ============   ============

Capital Costs - Capitalized costs and accumulated depletion relating to the Company's oil and gas producing activities as of December 31, 2004, all of which are onshore properties located in the United States and Columbia, South America are summarized below:

                                                     NORTH          SOUTH
                                                    AMERICA         AMERICA          TOTAL
                                                  ------------    ------------    ------------
            Unproved properties not
              being amortized                     $     48,636    $     12,159    $     60,795

            Properties being amortized               1,225,771       1,116,962       2,342,733
              Accumulated depreciation,
                depletion and amortization            (866,080)       (139,317)     (1,005,397)
                                                  ------------    ------------    ------------

            Total capitalized costs               $    408,327    $    989,804    $  1,398,131
                                                  ============    ============    ============

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        =================================

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (continued)

Amortization Rate

The amortization rate per unit base on barrel equivalents was $8.13 for North America and $4.69 for South America.

Acquisition, Exploration and Development Costs Incurred - Costs incurred in oil and gas property acquisition, exploration and development activities for December 31, 2004 and 2003 is summarized below:

                                                     2004
                                          ---------------------------
                                             North          South
                                            America        America
                                          ------------   ------------
            Property acquisition costs:
               Proved                     $    776,219   $    405,002
               Unproved                         48,636         12,159
            Exploration costs                  428,476        128,275
            Development costs                   21,077        583,685
                                          ------------   ------------

            Total costs incurred          $  1,274,408   $  1,129,121
                                          ============   ============

                                                     2003
                                          ---------------------------
                                             North          South
                                            America        America
                                          ------------   ------------
            Property acquisition costs:
               Proved                     $    (34,433)   $    317,500
               Unproved                         28,149              --
            Exploration costs                  188,373         195,448
            Development costs                   29,300          46,432
                                          ------------    ------------

            Total costs incurred          $    211,389    $    559,380
                                          ============    ============

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows -

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

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        =================================

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (continued)

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows - (continued)

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

Independent petroleum engineers estimated proved reserves for the Company's properties which represented approximately 79% of total estimated future net revenues at December 31, 2004. The remaining reserves were estimated by a petroleum engineer who is also a shareholder of the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

                                       North America                   South America                       Total
                                 ----------------------------    ---------------------------    ----------------------------
                                  Gas (mcf)       Oil (bbls)        Gas(mcf)     Oil (bbls)       Gas (mcf)      Oil (bbls)
                                 ----------------------------    ---------------------------    ----------------------------
Total proved reserves
  Balance December 31, 2002            18,872              --              --             --          18,872              --
  Extensions and discoveries          181,227           4,557              --        275,587         181,227         280,144
  Revision of previous estimates       (7,506)             89              --             --          (7,506)             89
  Production                          (15,993)           (246)             --         (5,880)        (15,993)         (6,126)
                                 ------------    ------------    ------------   ------------    ------------    ------------
  Balance December 31, 2003           176,600           4,400              --        269,707         176,600         274,107

  Extensions and discoveries           54,458          11,274              --        264,981          54,458         276,255
  Revisions of prior estimates         32,881          (3,198)             --       (214,948)         32,881        (218,146)
  Production                          (61,519)           (886)             --        (24,040)        (61,519)        (24,926)
                                 ------------    ------------    ------------   ------------    ------------    ------------
  Balance December 31, 2004           202,420          11,590              --        295,700         202,420         307,290
                                 ============    ============    ============   ============    ============    ============

Proved developed reserves
  at December 31, 2004                141,000           2,500              --         97,610         141,000         100,110
                                 ============    ============    ============   ============    ============    ============

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

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        =================================

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (continued)

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows - (continued)

Standard measure of discounted future net cash flows at December 31, 2004:

                                                         North         South
                                                        America        America         Total
                                                      ------------------------------------------
Future net cash flows                                 $  1,693,780   $ 10,018,312   $ 11,712,092
Future production cost                                     267,550      4,709,171      4,976,721
Future income tax expense                                  271,884      1,219,685      1,491,569
                                                      ------------   ------------   ------------
Future net cash flow                                     1,154,346      4,089,456      5,243,802
  10% annual discount for timing of cash flows             310,053        928,125      1,238,178
                                                      ------------   ------------   ------------

Standardized measure of discounted future net
  cash flow relating to proved oil and gas reserves   $    844,293   $  3,161,331   $  4,005,624
                                                      ============   ============   ============

Changes in standardized measure:

Change due to current year operations
  Sales, net of production costs                                                    $   (726,396)
Changes due to revisions in standardized variables:
  Income taxes                                                                          (516,350)
  Accretion of discount                                                                  389,559
  Revision and others                                                                 (2,329,947)
  Discoveries                                                                          4,016,119
                                                                                    ------------
Net                                                                                      832,985
Beginning of year                                                                      3,172,639
                                                                                    ------------

End of year                                                                         $  4,005,624
                                                                                    ============

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        =================================

NOTE 7. - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (continued)

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows - (continued)

Standard measure of discounted future net cash flows at December 31, 2003:

                                                         North          South
                                                        America        America         Total
                                                      ------------   ------------   ------------
Future net cash flows                                 $    938,550   $  5,942,380   $  6,880,930
Future production cost                                     175,300      1,450,645      1,625,945
Future income tax expense                                  141,640        833,549        975,189
                                                      ------------   ------------   ------------
Future net cash flow                                       621,610      3,658,186      4,279,796
  10% annual discount for timing of cash flows             160,807        946,350      1,107,157
                                                      ------------   ------------   ------------

Standardized measure of discounted future net
  cash flow relating to proved oil and gas reserves   $    460,803   $  2,711,836   $  3,172,639
                                                      ============   ============   ============

Changes in standardized measure:

Change due to current year operations
  Sales, net of production costs                                                    $    (36,746)
Changes due to revisions in standardized variables:
  Income taxes                                                                          (722,915)
  Accretion of discount                                                                    4,128
  Revision and others                                                                     (8,708)
  Discoveries                                                                          3,895,591
                                                                                    ------------
Net                                                                                    3,131,350
Beginning of year                                                                         41,289
                                                                                    ------------

End of year                                                                         $  3,172,639
                                                                                    ============