Form 10QSB
period 2005-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2005-05-13
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2005, we had 19,970,089 shares of $.0001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes [ ]   No [X]

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                Page No.
                                                                --------
PART I.    FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

      Balance Sheet as of March 31, 2005. . . . . . . . . . . . . .    3

      Statements of Operations for the three months
       ended March 31, 2005 and March 31, 2004. . . . . . . . . . .    4

      Statements of Cash Flows for the three months
       ended March 31, 2005 and March 31, 2004. . . . . . . . . . .    5

      Notes to Financial Statements . . . . . . . . . . . . . . . .    6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . .    7

    Item 3. Controls and Procedures . . . . . . . . . . . . . . . .   11

PART II    OTHER INFORMATION

    Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . .   12

                         PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                            ASSETS
                            ------
CURRENT ASSETS:
  Cash                                               $   282,930
  Accounts receivable                                    334,575
  Prepaid expenses                                        24,400
                                                     ------------
      Total current assets                               641,905
                                                     ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                      2,600,391
    Costs not being amortized                            314,758
  Office equipment                                        10,878
                                                     ------------
      Total property, plant and equipment              2,926,027
  Accumulated depreciation and depletion              (1,071,982)
                                                     ------------
      Total property, plant and equipment, net         1,854,045
                                                     ------------

OTHER ASSETS                                               3,167
                                                     ------------

      Total Assets                                   $ 2,499,117
                                                     ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                   $   272,085
  Accrued expenses                                        41,452
  Accrued interest on shareholder's loan                   4,400
                                                     ------------
      Total current liabilities                          317,937
                                                     ------------

LONG-TERM DEBT:
  Notes payable to principal shareholder               1,000,000
                                                     ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000 shares
    Authorized; 19,968,089 shares outstanding             19,968
  Additional paid-in capital                           2,800,027
  Treasury stock, at cost; 100,000 shares                (85,834)
  Accumulated deficit                                 (1,552,981)
                                                     ------------
      Total shareholders' equity                       1,181,180
                                                     ------------

      Total liabilities and shareholders' equity     $ 2,499,117
                                                     ============

    The accompanying notes are an integral part of these financial statements

                            HOUSTON AMERICAN ENERGY CORP.
                               STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                 For the Three Months Ended March 31,
                                                -------------------------------------
                                                      2005                2004
                                                -----------------  ------------------
Revenue                                         $         445,510  $         122,808
  Oil and gas                                               2,204              2,766
                                                -----------------  ------------------
  Interest                                                447,714            125,574
                                                -----------------  ------------------
Total revenue

Expenses of operations
  Lease operating expense and severance taxes             182,099             53,642
  Joint venture expenses                                   13,823                  -
  General and administrative expense
    Accounting and legal                                   95,915             20,318
    Salary expense                                         48,742                  -
    Rent                                                   10,244             10,372
    Shareholder relations                                   1,203              2,442
    Miscellaneous                                          11,992             12,626
Depreciation and depletion                                 62,627             22,806
Interest expense                                           18,000             18,000
                                                -----------------  ------------------

Total expenses                                            444,645            140,206
                                                -----------------  ------------------

Net income (loss)                               $           3,069  $         (14,632)
                                                =================  ==================

Basic and diluted income (loss) per share       $            0.00  $           (0.01)
                                                =================  ==================

Basic and diluted weighted average shares              19,968,089         19,509,304
                                                =================  ==================

    The accompanying notes are an integral part of these financial statements



                               HOUSTON AMERICAN ENERGY CORP.
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                             2005               2004
                                                       -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from operations                        $          3,069   $        (14,632)
Adjustments to reconcile net loss
  to net cash from operations
    Depreciation and depletion                                   62,627             22,806
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                           (94,433)            (9,070)
    (Increase) decrease in prepaid expense                       65,546           (138,400)
    Decrease in other assets                                          -             36,864
    Increase in accounts payable and accrued expenses            36,129             89,453
                                                       -----------------  -----------------

Net cash provided (used) by operations                           72,938            (12,979)
                                                       -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                        (511,621)          (210,391)
                                                       -----------------  -----------------

Net cash used by investing activities                          (511,621)          (210,391)
                                                       -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock - net of costs                                 -             91,193
                                                       -----------------  -----------------

Net cash provided by financing activities                             -             91,193
                                                       -----------------  -----------------

Decrease in cash                                               (438,683)          (132,177)
Cash, beginning of period                                       721,613            663,422
                                                       -----------------  -----------------
Cash, end of period                                    $        282,930   $        531,245
                                                       =================  =================

SUPPLEMENT CASH FLOW INFORMATION:
  Interest paid                                        $         18,000   $         18,000
                                                       =================  =================

SUPPLEMENT NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Stock issued for oil and gas activity                $              -   $         47,500
                                                       =================  =================

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

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

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2004.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2004 have been reclassified to conform to the 2005 presentation.

NOTE 3. - SUBSEQUENT EVENTS

On May 4, 2005, the Company entered into Purchase Agreements (the "Purchase Agreements") with multiple investors pursuant to which the Company sold $2,125,000 of 8% Subordinated Convertible Notes Due 2010 (the "Notes").

The Notes bear interest at 8%, provide for semi-annual interest payments and mature May 1, 2010. The Notes are convertible, at the option of the holders, into common stock of the Company at a price of $1.00 per share (the "Conversion Price"), subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions, including issuances of common stock at prices below the Conversion Price. The Notes are subject to automatic conversion in the event the Company conducts an underwritten public offering of its common stock from which the Company receives at least $5 million and the public offering price is at least 150% of the then applicable Conversion Price. The Company has the right to cause the Notes to be converted into common stock after May 1, 2006 if the price of the Company's common stock exceeds 200% of the then applicable Conversion Price on the date of conversion and for at least 20 trading days over the preceding 30 trading days. The Company has the right to repurchase the Notes after May 1, 2007 at 103% of the face amount during 2007, 102% of the face amount during 2008, 101% of the face amount during 2009 and 100% of the face amount thereafter. The Notes are unsecured general obligations of the Company and are subordinated to all other indebtedness of the Company unless the other indebtedness is expressly made subordinate to the Notes.

The Notes were offered and sold in private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors is either an "accredited investor", as defined in Rule 501 promulgated under the Securities Act, or a "qualified institutional buyer", as defined in Rule 144A promulgated under the Securities Act.

Pursuant to the terms of the Purchase Agreements, the Company and the investors entered into Registration Rights Agreements under which the Company agreed to file with the Securities and Exchange Commission, within 90 days, a registration statement covering the Notes and the common stock underlying the Notes and to use its best efforts to cause the registration statement to become effective within 180 days.

In connection with the placement of the Notes, the Company issued to the placement agent in the offering a three year warrant (the "Placement Agent Warrant") to purchase 191,250 shares of the Company's common stock at $1.00 per share and paid commissions totaling $127,500. The Registration Rights Agreements provide that the shares of common stock underlying the Placement Agent Warrant are to be included in the registration statement required to be filed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp. (the "Company") for the three months ended March 31, 2005, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses and exposures related to its oil and gas properties in which other companies have control over the operations conducted on such properties; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on John F. Terwilliger, its sole director and executive officer; and the Company's ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders.

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

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2004. As of, and for the quarter ended, March 31, 2005, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

     UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at March 31, 2005:

                                             31-Mar-05
                                             ---------
                    Acquisition costs        $  58,756
                    Evaluation costs           256,002
                                             ---------
                      Total                  $ 314,758
                                             ---------

The carrying value of unevaluated oil and gas prospects include $242,628 expended for properties in the South American country of Colombia at March 31, 2005. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Drilling of a 10,600-foot well, the first well, on the South Sibley Prospect in Webster Parish, Louisiana began in April 2005 with drilling ongoing as of May 11, 2005. The Company has a 7.5% working interest at an 8.3% net revenue interest carried to point of sales for the well.

Drilling of a 12,100-foot well, the Baronet #2 well, on the Crowley Prospect in Acadia Parish, Louisiana was completed in April 2005. The well tested the Hayes Sand and flanks a natural gas well that produced 1.6 BCF of natural gas from the Hayes Sand. After logging 21-feet of apparent net pay, hole conditions deteriorated before logging could be completed. A completion attempt is planned in May 2005. The Company has a 3% working interest and 2.25% net revenue interest until payout for the well.

Drilling of 2 offset wells on the Cara Cara concession in Colombia was completed with production commencing on the Bengala #4 in January 2005 and the Jaguar #5 in February 2005. The Company holds a 1.59% working interest in each of the wells subject to a 30% reversionary interest to Ecopetrol at payout.

The Tambaqui #5 well commenced drilling, and production, in March 2005. The Company holds a 12.6% working interest in the well.

Seismic surveying began on our Cara Cara concession in Colombia as part of our planned delineation of additional drilling prospects on the concession. Seismic surveying also began on our Dorotea and Cabiona concessions to establish drilling prospect locations.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 263% to $445,510 in the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line during 2004, and (2) increases in oil prices. The Company had interests in 11 producing wells in Colombia and 7 producing wells in the U.S. during the 2005 quarter as compared to 3 producing wells in Columbia and 6 producing wells in the U.S. during the 2004 quarter. Average prices from sales were $42.12 per barrel of oil and $5.33 per mcf of gas during the 2005 quarter as compared to $26.89 per barrel of oil and $5.24 per mcf of gas during the 2004 quarter.

                                                 Columbia    U.S.     Total
                                                 ---------  -------  --------
               2005 Quarter
                       Oil sales                 $ 323,892  $21,855  $345,747
                       Gas sales                         -   99,763    99,763
               2004 Quarter
                       Oil sales                    47,100    2,656    49,756
                       Gas sales                         -   73,052    73,052

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 239% to $182,099 in the 2005 quarter from $53,642 in the 2004 quarter. The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2005 period (18 wells as compared to 9 wells). Following is a summary comparison of lease operating expenses for the periods.

                                            Columbia    U.S.     Total
                                            ---------  ------  --------
               2005 Quarter                 $ 174,930  $7,169  $182,099
               2004 Quarter                    47,786   5,856    53,642

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $13,823 during the 2005 quarter and $0 for the first quarter of 2004. The increase in joint venture expenses was attributable to an increase in operational activities of the joint venture in acquiring new concessions.

Depreciation and Depletion Expense. Depreciation and depletion expense was $62,627 and $22,806 for the quarter ended March 31, 2005 and 2004, respectively. The increase is due to increases in domestic and Colombian production.

Interest Expense. Interest expense was $18,000 in the 2005 and 2004 quarter. The interest expense has been steady since the conversion of certain loans by shareholders to equity in December 2003. Interest expense will increase commencing in the second quarter of 2005 with the issuance of $2,125,000 of 8% Subordinated Convertible Notes.

General and Administrative Expenses. General and administrative expense increased by 267% to $168,096 during the first quarter 2005 from $45,758 in the first quarter 2004. The increase in general and administrative expense was primarily attributable to the payment of salary (up $48,742 from $0) to the Company's principal officer beginning in the fourth quarter of 2004 and increases in professional fees (up $75,597, or 372%) relating primarily to legal fees associated with the ongoing Moose Oil litigation.

FINANCIAL CONDITION

Liquidity and Capital Resources. At March 31, 2005 we had a cash balance of $282,930 and working capital of $323,968 compared to a cash balance of $721,613 and working capital of $771,392 at December 31, 2004. The decline in cash and working capital during the period was primarily attributable to investing activities relating to oil and gas properties that were partially offset by improved operating cash flow.

Operating cash flows for the 2005 quarter totaled $72,938 as compared to cash used in operations during the 2004 quarter of $12,979. The improvement in operating cash flow was primarily attributable to improved profitability and increases in depreciation and depletion.

Investing activities used $511,621 during the 2005 quarter as compared to $210,391 used during the 2004 quarter. The increase in funds used in investing activities during the current quarter was primarily attributable to the payment of the Company's portion of seismic survey costs on Colombian prospects totaling $261,918.

Financing activities provided $91,193 during the 2004 quarter attributable to the issue of 227,983 shares of its common stock for cash consideration of $91,193. The Company had no financing activities during the 2005 quarter.

Subsequent to March 31, 2005, the Company completed a sale of $2,125,000 of 8% Subordinated Convertible Notes due 2010 (the "Convertible Notes") pursuant to which the Company received net proceeds of approximately $1,950,000 after commissions and offering costs.

Notes Payable. At March 31, 2005, our long-term debt was $1,000,000, unchanged from December 31, 2004. Notes payable at that date consisted of loans from our principal shareholder bearing interest at 7.2% and maturing January 1, 2007.

Effective May 4, 2005, we sold $2,125,000 in principal amount of Convertible Notes. The Convertible Notes bear interest at 8%, provide for semi-annual interest payments and mature May 1, 2010. The Convertible Notes are convertible, at the option of the holders, into common stock of the Company at a price of $1.00 per share (the "Conversion Price"), subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions, including issuances of common stock at prices below the Conversion Price. The Convertible Notes are subject to automatic conversion in the event the Company conducts an underwritten public offering of its common stock from which the Company receives at least $5 million and the public offering price is at least 150% of the then applicable Conversion Price. The Company has the right to cause the Convertible Notes to be converted into common stock after May 1, 2006 if the price of the Company's common stock exceeds 200% of the then applicable Conversion Price on the date of conversion and for at least 20 trading days over the preceding 30 trading days. The Company has the right to repurchase the Convertible Notes after May 1, 2007 at 103% of the face amount during 2007, 102% of the face amount during 2008, 101% of the face amount during 2009 and 100% of the face amount thereafter. The Convertible Notes are unsecured general obligations of the Company and are subordinated to all other indebtedness of the Company unless the other indebtedness is expressly made subordinate to the Convertible Notes.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. Historically, we funded our capital and exploration expenditures from funds borrowed from John F. Terwilliger, our principal shareholder and officer. With the receipt of additional equity financing in 2003, 2004 and the May 2005 sale of convertible notes, and the increase in our revenues, profitability and operating cash flows, we expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first quarter of 2005, we invested approximately $511,000 for the acquisition and development of oil and gas properties, consisting of (1) seismic surveying in Colombia ($262,000), (2) drilling the well on the Crowley Prospect, and (3) drilling 3 wells in Colombia.

At March 31, 2005, our only material contractual obligations requiring determinable future payments on our part were a note payable to our principal shareholder and our lease relating to our executive offices which were unchanged when compared to the 2004 Form 10-K.

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

Management anticipates that our current financial resources, including funding received from the May 2005 Convertible Note offering, combined with our increases in revenues over the past year will meet our anticipated objectives and business operations, including our planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. It is possible, although not anticipated, that the Company may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2005.

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

During the quarter ended March 31, 2005, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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


                                    PART II

ITEM 6.     EXHIBITS

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


Date: May 11, 2005