Form 10QSB
period 2005-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2005-08-12
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

     As of August 10, 2005, we had 19,968,089 shares of $.0001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

        Balance Sheet as of June 30, 2005. . . . . . . . . . . . . . . . . .       3

        Statements of Operations for the three months and six months
         ended June 30, 2005 and June 30, 2004 . . . . . . . . . . . . . . .       4

        Statements of Cash Flows for the six months
         ended June 30, 2005 and June 30, 2004 . . . . . . . . . . . . . . .       5

        Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .       6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . . .       8

     Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .      12

PART IIOTHER INFORMATION

     Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                         PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


                               ASSETS
                               ------
CURRENT ASSETS:
  Cash                                               $ 1,929,671
  Accounts receivable                                    402,271
  Prepaid expenses                                        65,978
                                                     ------------
        Total current assets                           2,397,920
                                                     ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                      2,842,709
    Costs not being amortized                            511,763
  Furniture and equipment                                 10,878
                                                     ------------
        Total property, plant and equipment            3,365,350
  Accumulated depreciation and depletion              (1,179,713)
                                                     ------------
        Total property, plant and equipment, net       2,185,637
                                                     ------------

OTHER ASSETS                                             225,913
                                                     ------------
        Total Assets                                 $ 4,809,470
                                                     ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities           $   282,261
                                                     ------------
        Total current liabilities                        282,261
                                                     ------------

LONG-TERM DEBT:
  Notes payable to principal shareholder               1,000,000
  Subordinated convertible notes                       2,125,000
  Reserve for plugging costs                              44,456
                                                     ------------
        Total long-term liabilities                    3,169,456
                                                     ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000 shares
    Authorized; 19,968,089 shares outstanding             19,968
  Additional paid-in capital                           2,962,589
  Treasury stock, at cost; 100,000 shares                (85,834)
  Accumulated deficit                                 (1,538,970)
                                                     ------------
        Total shareholders' equity                     1,357,753
                                                     ------------
        Total liabilities and shareholders' equity   $ 4,809,470
                                                     ============

    The accompanying notes are an integral part of these financial statements

                             HOUSTON AMERICAN ENERGY CORP.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                      Six Months Ended          Three Months Ended
                                          June 30,                   June 30,
                                  -------------------------  -------------------------
                                     2005          2004         2005          2004
                                  -----------  ------------  -----------  ------------
Revenue:
    Oil and gas                   $ 1,091,940  $   303,548   $   646,429  $   166,561
    Interest                            7,770        4,302         5,566        1,537
                                  -----------  ------------  -----------  ------------
Total revenue                       1,099,710      307,850       651,995      168,098
                                  -----------  ------------  -----------  ------------

Expenses of operations:
    Lease operating expense and
      severance tax                   470,975      119,497       288,876       51,676
    Joint venture expenses             27,424        6,048        13,601        6,048
General and administrative
  Expense:
    Professional fees                 192,772       56,178        96,857       35,860
    Salary and taxes                   97,184            -        48,442            -
    Rent                               21,163       19,761        10,919        9,389
    Shareholder relations               4,594       21,980         3,390       19,537
    Travel and meals                    5,758        9,570         4,888        6,840
    Registration fees                   1,994        3,238         1,800          825
    Telephone and fax                   3,703        2,494         1,777        1,245
    Dues and subscription               4,475        5,702         2,981        1,684
    Financing costs                     9,201            -         9,201            -
    Miscellaneous                       8,405        8,357           897        6,144
Depreciation and depletion            170,358       57,493       107,731       34,687
Interest expense                       64,624       31,600        46,624       13,600
                                  -----------  ------------  -----------  ------------

Total expenses                      1,082,630      341,918       637,984      187,535
                                  -----------  ------------  -----------  ------------

Net income (loss)                 $    17,080  $   (34,068)  $    14,011  $   (19,437)
                                  ===========  ============  ===========  ============

Basic and diluted income (loss)
per share                         $      0.00  $     (0.00)  $      0.00  $     (0.00)
                                  ===========  ============  ===========  ============

Basic and diluted weighted
  average shares                   19,968,089   19,536,060    19,968,089   19,565,279
                                  ===========  ============  ===========  ============

    The accompanying notes are an integral part of these financial statements

                               HOUSTON AMERICAN ENERGY CORP.
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                         For the Six Months Ended June 30,
                                                       ------------------------------------
                                                             2005               2004
                                                       -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from operations                        $         17,080   $        (34,068)
Adjustments to reconcile net loss
  to net cash from operations
    Depreciation and depletion                                  168,858             55,993
    Non-cash expenses                                             6,656             18,666
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                          (162,130)           (67,043)
    (Increase) decrease in prepaid expense                       56,536            (98,502)
    (Increase) decrease in other assets                         (97,907)            36,863
    Increase in accounts payable and accrued expenses            41,904             33,265
                                                       -----------------  -----------------

Net cash provided (used) by operations                           30,997            (54,826)
                                                       -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                        (947,939)          (441,778)
                                                       -----------------  -----------------

Net cash used by investing activities                          (947,939)          (441,778)
                                                       -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                                                -             91,193
  Issuance of debt                                            2,125,000                  -
                                                       -----------------  -----------------

Net cash provided by financing activities                     2,125,000             91,193
                                                       -----------------  -----------------

Increase (decrease) in cash and equivalents                   1,208,058           (405,411)
Cash, beginning of period                                       721,613            663,422
                                                       -----------------  -----------------
Cash, end of period                                    $      1,929,671   $        258,011
                                                       =================  =================

SUPPLEMENT CASH FLOW INFORMATION:
  Interest paid                                        $         36,000   $         36,000
                                                       =================  =================

SUPPLEMENT NON-CASH INVESTING AND
  FINANCING ACTIVITIES
    Non-cash expense                                              6,656             18,666
    Stock issued for oil and gas activity                             -             47,500
    Stock issued for financial public relations                       -            103,000
    Warrants issued for financing costs                         162,562                  -

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

NOTE 3. - SUBORDINATED CONVERTIBLE NOTES

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

NOTE 4. - WARRANTS

Activity of warrants during the three months ended June 30, 2005 is as follows:

                                                                  Weighted
                                                                  Average
                                                    Warrants    Share Price
                                                   -----------  ------------
               Outstanding at beginning of period            -             -
               Granted                                 191,250  $       1.00
                                                   -----------  ------------
               Outstanding at end of period            191,250  $       1.00
                                                   ===========  ============


Warrants outstanding and exercisable as of June 30, 2005:

                    Exercise  Number of  Remaining  Number of
                     Price     Shares      Life      Shares
                    --------  ---------  ---------  ---------

                     $1.00      191,250       2.83    191,250
                    ========  =========  =========  =========

NOTE 5. - FINANCING COSTS

In conjunction with the issuance of long-term debt described in Note 3 above, the Company paid $127,500 in commissions and issued a warrant to the placement agent to purchase 191,250 shares of the Company's common stock at an exercise price of $1.00 per share expiring May 3, 2008. The market price on the date the warrants were granted was $0.85. The warrants were valued on the date of grant using the Black-Scholes pricing model at $162,562 using a risk free interest rate of 3.65%, a volatility factor of 412% and an expected life of 3 years.

The aggregate financing costs of $290,062, comprised of commissions and the value of the warrant, are being expensed ratably over the life of the Notes as financing costs. $9,201 of financing costs were expensed during the quarter ended June 30, 2005. $58,115 of the financing costs are classified as prepaid expense and $222,746 of the financing costs are deferred financing costs classified as other assets on the balance sheet.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp. (the "Company") for the six months ended June 30, 2005, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2004. As of, and for the quarter ended, June 30, 2005, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

     UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2005:

                    Acquistion costs  $   59,269
                    Evalution costs      452,494
                                      ----------
                        Total         $  511,763
                                      ==========

The carrying value of unevaluated oil and gas prospects include $439,333 expended for properties in the South American country of Colombia at June 30, 2005. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Through August 10, 2005, the Company has drilled two on-shore domestic wells as follows:

- Drilling of a 10,600-foot well, the first well, on the South Sibley Prospect in Webster Parish, Louisiana was completed in May 2005 with multiple pay sands apparently identified. Sales from the well commenced June 28, 2005. The Company has a 7.5% working interest at an 8.3% net revenue interest carried to point of sales for the well.

- Drilling of a 12,100-foot well, the Baronet #2 well, on the Crowley Prospect in Acadia Parish, Louisiana was completed in April 2005. The well tested the Hayes Sand and flanks a natural gas well that produced 1.6 BCF of natural gas from the Hayes Sand. After logging 21-feet of apparent net pay, hole conditions deteriorated before logging could be completed. The well was completed and production began in June 2005. The Company has a 3% working interest and 2.25% net revenue interest until payout for the well.

Assuming the Baronet #2 performs consistently, the Company plans to drill a developmental well on the Crowley Prospect during the fourth quarter of 2005.

Through August 10, 2005, the Company has drilled six international wells in Colombia as follows:

- Drilling of 5 offset wells on the Cara Cara concession in Colombia was completed with production commencing on the Bengala #4, #5, #6 and #7 and the Jaguar #5 in the first and second quarters of 2005. The Company holds a 1.59% working interest in each of the wells subject to a 30% reversionary interest to Ecopetrol at payout.

- The Tambaqui #5 well commenced drilling, and production, in March 2005. The Company holds a 12.6% working interest in the well.

Seismic surveying began on our Cara Cara concession in Colombia as part of our planned delineation of additional drilling prospects on the concession. Seismic surveying was completed on our Dorotea and Cabiona concessions to establish drilling prospect locations.

The Company and its partners plan to drill up to 5 additional wells on the Cara Cara concession through the end of 2005.

The Company and its partners are permitting 30 drilling locations on the Dorotea and Cabiona concessions. The Company and its partners plan to add a second rig to begin drilling as soon as permits are obtained and locations are built.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 260% to $1,091,940 in the six months ended June 30, 2005 when compared to the six months ended June 30, 2004. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line during the second half of 2004 and the first half of 2005, and
(2) increases in oil prices. The Company had interests in 13 producing wells in Colombia and 7 producing wells in the U.S. during the 2005 period as compared to 4 producing wells in Columbia and 5 producing wells in the U.S. during the 2004 period. Average prices from sales were $38.22 per barrel of oil and $5.93 per mcf of gas during the 2005 period as compared to $28.43 per barrel of oil and $5.10 per mcf of gas during the 2004 period. Following is a summary comparison, by region, of oil and gas sales for the periods.

                                Columbia     U.S.     Total
                                ---------  --------  --------
               2005 Period
                   Oil sales    $ 844,210  $ 42,640  $886,850
                   Gas sales            -   205,090   205,090
               2004 Period
                   Oil sales      149,358     8,067   157,425
                   Gas sales            -   146,123   146,123

Lease Operating Expenses. Lease operating and severance tax expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 294% to $470,975 in the 2005 period from $119,497 in the 2004 period. The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2005 period (20 wells as compared to 10 wells). Following is a summary comparison of lease operating expenses for the periods.

                                 Columbia    U.S.     Total
                                ---------  --------  --------
               2005 Period      $ 450,737  $ 20,238  $470,975
               2004 Period         98,084    21,413   119,497

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $27,424 during the 2005 period and $6,048 during the 2004 period. The increase in joint venture expenses was attributable to an increase in operational activities of the joint venture in acquiring new concessions.

Depreciation and Depletion Expense. Depreciation and depletion expense was $170,358 and $57,493 for the periods ended June 30, 2005 and 2004, respectively. The increase is due to increases in domestic and Colombian production.

Interest Expense. Interest expense was $64,624 in the 2005 period and $31,600 in the 2004 period. The increase in interest expense was attributable to the issuance, in May 2005, of $2,125,000 of Subordinated Convertible Notes.

General and Administrative Expenses. General and administrative expense increased by 174% to $349,249 during the 2005 period from $127,280 in the 2004 period. The increase in general and administrative expense was primarily attributable to the payment of salary (up $97,184 from $0) to the Company's principal officer beginning in the fourth quarter of 2004 and increases in professional fees (up $136,594, or 243%) relating primarily to legal fees associated with the ongoing Moose Oil litigation.

FINANCIAL CONDITION

Liquidity and Capital Resources. At June 30, 2005 we had a cash balance of $1,929,671 and working capital of $2,115,659 compared to a cash balance of $721,613 and working capital of $771,392 at December 31, 2004. The increase in cash and working capital during the period was primarily attributable to the sale, during 2005, of $2,125,000 of Subordinated Convertible Notes partially offset by investing activities relating to oil and gas properties.

Operating cash flows for the 2005 period totaled $30,997 as compared to cash used in operations during the 2004 period of $54,826. The improvement in operating cash flow was primarily attributable to improved profitability and increases in depreciation and depletion, partially offset by changes in operating assets and liabilities.

Investing activities used $947,939 during the 2005 period as compared to $441,778 used during the 2004 period. The increase in funds used in investing activities during the current period was primarily attributable to the payment of the Company's portion of seismic survey costs on Colombian prospects totaling $447,605.

Financing activities provided $2,125,000 during the 2005 period attributable to the sale of Subordinated Convertible Notes and $91,193 during the 2004 period attributable to the issue of common stock.

Notes Payable. At June 30, 2005, our long-term debt was $3,169,456 as compared to $1,000,000 at December 31, 2004. The increase in long-term debt was attributable to the issuance during the period of $2,125,000 of Subordinated Convertible Notes and recording a reserve for plugging costs of $44,456.

Notes payable at June 30, 2005 included loans from our principal shareholder, in the amount of $1,000,000, bearing interest at 7.2% and maturing January 1, 2007.

Notes payable also included $2,125,000 in principal amount of Convertible Notes. The Convertible Notes bear interest at 8%, provide for semi-annual interest payments and mature May 1, 2010. The Convertible Notes are convertible, at the option of the holders, into common stock of the Company at a price of $1.00 per share (the "Conversion Price"), subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions, including issuances of common stock at prices below the Conversion Price. The Convertible Notes are subject to automatic conversion in the event the Company conducts an underwritten public offering of its common stock from which the Company receives at least $5 million and the public offering price is at least 150% of the then applicable Conversion Price. The Company has the right to cause the Convertible Notes to be converted into common stock after May 1, 2006 if the price of the Company's common stock exceeds 200% of the then applicable Conversion Price on the date of conversion and for at least 20 trading days over the preceding 30 trading days. The Company has the right to repurchase the Convertible Notes after May 1, 2007 at 103% of the face amount during 2007, 102% of the face amount during 2008, 101% of the face amount during 2009 and 100% of the face amount thereafter. The Convertible Notes are unsecured general obligations of the Company and are subordinated to all other indebtedness of the Company unless the other indebtedness is expressly made subordinate to the Convertible Notes.

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

During the first half of 2005, we invested approximately $947,939 for the acquisition and development of oil and gas properties, consisting of (1) seismic surveying in Colombia ($447,605), (2) drilling the well on the Crowley Prospect, and (3) drilling 6 wells in Colombia.

At June 30, 2005, our only material contractual obligations requiring determinable future payments on our part were notes payable to our principal shareholder and holders of subordinated convertible notes and our lease relating to our executive offices.

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

At June 30, 2005, our acquisition and drilling budget for the balance of 2005 totaled approximately $427,500, consisting of (1) $120,000 for drilling of 5 wells in South America on the Cara Cara concession, (2) $187,500 to drill one additional concession acquired in South America in 2004 and (3) $120,000 to drill an additional well on the Crowley Prospect. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that our current financial resources combined with our increases in revenues over the past year will meet our anticipated objectives and business operations, including our planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. It is possible, although not anticipated, that the Company may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2005.

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

During the quarter ended June 30, 2005, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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


Date: August 10, 2005