Form 10KSB/A
period 2004-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2005-11-07
CIK 1156041

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

      Transition Small Business Disclosure Format: Yes [ ] No [X]

                                 EXPLANTORY NOTE

This Amendment No. 1 on Form 10-KSB/A hereby amends Item 8A. Controls and Procedures of Houston American Energy Corp's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was filed on March 16, 2005. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission. This Amendment No. 1 is not intended to revise other information presented in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above.

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

The weaknesses in question were detected during the audit of the company's financial statements for the fiscal year ended December 31, 2004, which audit occurred in February/March 2005.

The weaknesses were detected in the routine course of the audit review of accounting for certain non-routine transactions.

The specific problems identified by the auditor to the company were (1) the lack of segregation of duties necessary to maintain proper checks and balances between functions and (2) the failure of internal personnel to adequately communicate the scope and nature of non-routine transactions. The absence of qualified full time accounting personnel in the company was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include the company's President serving as both Chief Executive Officer and as Chief Financial Officer and the company's utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel. As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the company's outside contract accountants, certain journal entries were not made until the time of the audit when the need for such entries was identified by the auditor.

Because the company lacks the financial resources to support in-house accounting personnel at this time, no formal steps have as yet been taken to resolve the weaknesses identified by the auditor. The company is, however, emphasizing improvement in its communications with its outside accounting personnel to assure that non-routine transactions are accounted for in a timely manner.

Management concluded that the company's disclosure controls and procedures were effective because the relevant information and data in question were known to proper members of management to allow proper and timely disclosure in its reports filed with the SEC and was, in fact, timely reported. The weaknesses in question relate to internal control over financial reporting and not weaknesses in disclosure controls and procedures.

During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

                                                 HOUSTON AMERICAN ENERGY CORP.
Dated:   November 4, 2005

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