Form 10QSB/A
period 2005-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2005-11-07
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A
                                Amendment No. 1


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

                                 EXPLANTORY NOTE


This Amendment No. 1 on Form 10-QSB/A hereby amends Part I, Item 3. Controls and Procedures of Houston American Energy Corp's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, which was filed on May 13, 2005. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission. This Amendment No. 1 is not intended to revise other information presented in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment No. 1 on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above.


                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------


                                  FORM 10-QSB/A


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

During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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


Date: November 4, 2005