Form 10QSB/A
period 2005-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2005-11-07
CIK 1156041

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

                                 EXPLANTORY NOTE

This Amendment No. 1 on Form 10-QSB/A hereby amends Part I, Item 3. Controls and Procedures of Houston American Energy Corp's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, which was filed on August 12, 2005. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission. This Amendment No. 1 is not intended to revise other information presented in our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

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

PART II.   OTHER INFORMATION

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

During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.


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