Form 10QSB
period 2005-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2005-11-14
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-33027

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

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act.   Yes [_]  No [X]

     As of November 8, 2005, we had 19,968,089 shares of $.0001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)   Yes [_]  No [X]

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                         Page No.
                                                                         --------
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

         Balance Sheet as of September 30, 2005 . . . . . . . . . . . . . . .   3

         Statements of Operations for the three months and nine months
         ended September 30, 2005 and September 30, 2004. . . . . . . . . . .   4

         Statements of Cash Flows for the nine months
         ended September 30, 2005 and September 30, 2004. . . . . . . . . . .   5

         Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .   6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . . . . .   8

     Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . .  13

PART II      OTHER INFORMATION

     Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  14

     Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                         PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                          $ 1,790,184
  Accounts receivable                                               473,649
  Prepaid expenses                                                    1,396
                                                                ------------
    Total current assets                                          2,265,229
                                                                ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                                 3,045,335
    Costs not being amortized                                       714,283
  Furniture and equipment                                            10,878
                                                                ------------
      Total property, plant and equipment                         3,770,496
  Accumulated depreciation and depletion                         (1,232,747)
                                                                ------------
      Total property, plant and equipment, net                    2,537,749
                                                                ------------

OTHER ASSETS                                                        269,499
                                                                ------------
      Total Assets                                              $ 5,072,477
                                                                ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                      $   358,621
                                                                ------------
    Total current liabilities                                       358,621
                                                                ------------

LONG-TERM DEBT:
  Notes payable to principal shareholder                          1,000,000
  Subordinated convertible notes                                  2,125,000
  Reserve for plugging costs                                         44,456
                                                                ------------
    Total long-term liabilities                                   3,169,456
                                                                ------------

SHAREHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 19,968,089 shares outstanding                        19,968
  Additional paid-in capital                                      2,962,589
  Treasury stock, at cost; 100,000 shares                           (85,834)
  Accumulated deficit                                            (1,352,323)
                                                                ------------
    Total shareholders' equity                                    1,544,400
                                                                ------------
      Total liabilities and shareholders' equity                $ 5,072,477
                                                                ============

    The accompanying notes are an integral part of these financial statements

                           HOUSTON AMERICAN ENERGY CORP.
                              STATEMENT OF OPERATIONS
                                    (Unaudited)

                                    Nine Months Ended        Three Months Ended
                                      September 30,             September 30,
                                 ------------------------  ------------------------
                                    2005         2004         2005         2004
                                 -----------  -----------  -----------  -----------
Revenue:
  Oil and gas                    $ 1,824,582  $   672,822  $   732,642  $   369,274
  Consulting fees                     25,000            -       25,000            -
  Interest                            21,084        4,995       13,314          692
                                 -----------  -----------  -----------  -----------
Total revenue                      1,870,666      677,817      770,956      369,966
                                 -----------  -----------  -----------  -----------

Expenses of operations:
  Lease operating expense and
      severance tax                  710,702      283,322      239,727      163,824
  Joint venture expenses              43,105       25,637       15,681       19,589
General and administrative
  Expense:
    Professional fees                311,469       94,391      118,697       38,213
    Salary and taxes                 142,836            -       45,652            -
    Rent                              31,479       29,767       10,315       10,005
    Financing fees                    23,730            -       14,529            -
    Directors fees                     3,000            -        3,000            -
    Shareholder relations              9,348       28,136        4,754        6,157
    Travel and meals                  15,234       14,791        7,772        5,222
    Registration fees                  2,680        8,258          685        5,020
    Telephone and fax                  6,340        3,939        2,637        1,445
    Dues and subscription              8,347        9,289        3,872        3,587
    Miscellaneous                     11,857       14,335        3,453        5,978
Depreciation and depletion           223,392       88,918       53,035       31,425
Interest expense                     123,420       54,000       60,500       22,400
                                 -----------  -----------  -----------  -----------

Total expenses                     1,666,939      654,783      584,309      312,865
                                 -----------  -----------  -----------  -----------

Net income                       $   203,727  $    23,034  $   186,647  $    57,101
                                 ===========  ===========  ===========  ===========

Basic income per share           $      0.01  $      0.00  $      0.01  $      0.00
                                 ===========  ===========  ===========  ===========

Diluted income per share         $      0.01  $      0.00  $      0.01  $      0.00
                                 ===========  ===========  ===========  ===========

Basic weighted average shares     19,968,089   19,578,703   19,968,089   19,663,081
                                 ===========  ===========  ===========  ===========

Diluted weighted average shares   20,069,969   19,578,703   19,968,089   19,663,081
                                 ===========  ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements

                                  HOUSTON AMERICAN ENERGY CORP.
                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                         For the Nine Months Ended September 30,
                                                       ------------------------------------------
                                                               2005                  2004
                                                       --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from operations                               $           203,727   $            23,034
Adjustments to reconcile net income
  to net cash from operations
    Depreciation and depletion                                     223,392                88,918
    Non-cash expenses                                               19,685                19,416
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                             (233,508)             (148,937)
    (Increase) decrease in prepaid expense                          88,551               (25,987)
    (Increase) decrease in other assets                           (123,455)               36,863
    Increase in accounts payable and accrued expenses              118,264               140,176
                                                       --------------------  --------------------

Net cash provided by operations                                    296,656               133,483

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of properties and assets                        (1,353,085)             (589,163)
    Funds received in excess of prospect costs                           -                21,650
                                                       --------------------  --------------------

Net cash used by investing activities                           (1,353,085)             (567,513)

CASH FLOWS FROM FINANCING ACTIVITIES

    Sale of common stock                                                 -                91,193
    Issuance of debt                                             2,125,000                     -
                                                       --------------------  --------------------

Net cash provided by financing activities                        2,125,000                91,193
                                                       --------------------  --------------------

Increase (decrease) in cash and equivalents                      1,068,571              (342,837)
Cash, beginning of period                                          721,613               663,422
                                                       --------------------  --------------------
Cash, end of period                                    $         1,790,184   $           320,585
                                                       ====================  ====================

SUPPLEMENT CASH FLOW INFORMATION:
    Interest paid                                      $            54,000   $            36,000
    Taxes paid                                                           -                     -

SUPPLEMENT NON-CASH INVESTING AND
  FINANCING ACTIVITIES
    Stock issued for oil and gas activity                                -                47,500
    Stock issued for financial public relations                          -               103,000
    Warrants issued for financing fees                             162,562

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

The Notes bear interest at 8%, provide for semi-annual interest payments and mature May 1, 2010. The Notes are convertible, at the option of the holders, into common stock of the Company at a price of $1.00 per share (the "Conversion Price"), subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions, including issuances of common stock at prices below the Conversion Price. The Notes are subject to automatic conversion in the event the Company conducts an underwritten public offering of its common stock from which the Company receives at least $5 million and the public offering price is at least 150% of the then applicable Conversion Price. The Company has the right to cause the Notes to be converted into common stock after May 1, 2006 if the price of the Company's common stock exceeds 200% of the then applicable Conversion Price on the date of conversion and for at least 20 trading days over the preceding 30 trading days. The Company has the right to repurchase the Notes after May 1, 2007 at 103% of the face amount during 2007, 102% of the face amount during 2008, 101% of the face amount during 2009 and 100% of the face amount thereafter. The Notes are unsecured general obligations of the Company and are subordinated to all other indebtedness of the Company unless the other indebtedness is expressly made subordinate to the Notes. The Company calculated the beneficial conversion feature for the convertible notes and the amount was not material.

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

NOTE 4. - WARRANTS

Activity of warrants during the nine months ended September 30, 2005 is as follows:

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
                                              ===========  ============

Warrants outstanding and exercisable as of September 30, 2005:

           Exercise         Number of        Remaining        Number of
            Price            Shares            Life            Shares
          ----------        ---------        ---------        ---------
          $     1.00         191,250             2.58          191,250
          ==========        =========        =========        =========

NOTE 5. - FINANCING COSTS

In conjunction with the issuance of long-term debt described in Note 3 above, the Company paid $127,500 in commissions and issued a warrant to the placement agent to purchase 191,250 shares of the Company's common stock at an exercise price of $1.00 per share expiring May 3, 2008. The market price on the date the warrants were granted was $0.85. The warrants were valued on the date of grant using the Black-Scholes pricing model at $162,562 using a risk free rate of 3.65%, a volatility factor of 412% and an expected life of 3 years.

The aggregate financing costs of $290,062, comprised of commissions and the value of the warrant, are being expensed ratably over the life of the Notes as financing costs. $14,529 and $23,730 of financing costs were expensed during the quarter and nine months ended September 30, 2005. Unamortized financing costs of $266,332 are classified as other assets.

NOTE 6 - CONTINGENCIES

The Company has entered into a settlement agreement with the bankruptcy estate of Moose Oil and Gas Company pursuant to which the Company paid $25,000 to the estate in full and final settlement of all claims asserted against the Company. The trustee in the bankruptcy has approved the settlement. The settlement will become final upon passage of a waiting period subject to the right of creditors to contest the settlement during the waiting period.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp. (the "Company") for the nine months ended September 30, 2005, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2004. As of, and for the quarter ended, September 30, 2005, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

     UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2005:

                              Acquisition costs       $ 86,300
                              Evaluation costs         627,983
                                                      --------
                                  Total               $714,283
                                                      ========

The carrying value of unevaluated oil and gas prospects include $442,936 expended for properties in the South American country of Colombia at September 30, 2005. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Through November 10, 2005, the Company has drilled two on-shore domestic wells as follows:

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

Assuming the Baronet #2 performs consistently, the Company plans to drill a developmental well on the Crowley Prospect during the first quarter of 2006.

Through November 10, 2005, the Company had acquired interests in four additional domestic prospects: (1) a 8.25% working interest with a 6.1875% net revenue interest, subject to a 25% working interest back in at payout, in the 425 acre Sugarland Prospect in Vermillion Parish, Louisiana; (2) a 4.375% working interest, subject to payment of 5.8334% of costs to the casing point in the first well, in the 500 acre Hog Heaven Prospect in Jim Hogg County, Texas; (3) a 15% working interest with an 11.25% net revenue interest in the 1340 acre Obenhaus Prospect in Wilbarger County, Texas; and (4) a 15% working interest with an 11.25% net revenue interest in the 900 acre West Fargo Prospect in Wilbarger County, Texas. Subject to rig availability, the Company plans to commence drilling on each of these prospects before the end of 2005.

Through November 10, 2005, the Company has drilled nine international wells in Colombia as follows:

- Drilling of 8 offset wells on the Cara Cara concession in Colombia was completed with production commencing on the Bengala #4, #5, #6, #7ST and #8 and the Jaguar #5, #T5 and #T6. The Company holds a 1.59% working interest in each of the wells subject to a 30% reversionary interest to Ecopetrol at payout.

- The Tambaqui #5 well commenced drilling, and production began, in March 2005. The Company holds a 12.6% working interest in the well.

Seismic surveying began on our Cara Cara concession in Colombia as part of our planned delineation of additional drilling prospects on the concession. Seismic surveying was completed on our Dorotea and Cabiona concessions to establish drilling prospect locations.

The Company and its partners plan to drill up to 2 additional wells on the Cara Cara concession through the end of 2005.

The Company and its partners are permitting 30 drilling locations on the Dorotea and Cabiona contract. The Company and its partners plan to add a second rig to begin drilling the first well in the Cabiona and Dorotea contracts in the first quarter of 2006.

Through November 10, 2005, the Company and its partners had also acquired an additional drilling concession, known as the Surimena concession, in Colombia covering approximately 108 square miles. The Company's net working interest in the Surimena concession is 12.5%. Based on 2D seismic interpretation, drilling on the Surimena concession is expected to commence in mid-2006.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 171% to $1,824,582 in the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line during the fourth quarter of 2004 and the first nine months of 2005, and (2) increases in oil prices. The Company had interests in 16 producing wells in Colombia and 8 producing wells in the U.S. during the 2005 period as compared to 7 producing wells in Columbia and 6 producing wells in the U.S. during the 2004 period. Average prices from sales were $47.81 per barrel of oil and $6.32 per mcf of gas during the 2005 period as compared to $32.22 per barrel of oil and $5.35 per mcf of gas during the 2004 period. Following is a summary comparison, by region, of oil and gas sales for the periods.

                                      Columbia      U.S.      Total
                                     ----------  ---------  ----------
          2005 Period
                Oil sales            $1,360,647  $  62,978  $1,423,625
                Gas sales                     -    400,957     400,957
          2004 Period
                Oil sales               423,614     16,489     440,103
                Gas sales                     -    232,719     232,719

Other Revenues. Other revenues consisted of interest income of $21,084 during the 2005 period as compared to $4,995 during the 2004 period and consulting fees of $25,000 during the 2005 period. The increase in interest income was attributable to increased cash on hand following the May 2005 placement of Subordinated Convertible Notes and increasing interest rates. The consulting fee realized during the 2005 period was attributable to the one-time receipt of a third party referral fee.

Lease Operating Expenses. Lease operating and severance tax expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 151% to $710,702 in the 2005 period from $283,322 in the 2004 period. The increase in lease operating expenses was attributable to the increase in the number of producing wells during the 2005 period (24 wells as compared to 11 wells). Following is a summary comparison of lease operating expenses for the periods.

                                 Columbia      U.S.      Total
                                 ---------  ---------  ---------
          2005 Period            $ 660,446  $  50,256  $ 710,702
          2004 Period              255,676     27,646    283,322

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $43,105 during the 2005 period and $25,637 during the 2004 period. The increase in joint venture expenses was attributable to an increase in operational activities of the joint venture in acquiring new concessions.

Depreciation and Depletion Expense. Depreciation and depletion expense was $223,392 and $88,918 for the periods ended September 30, 2005 and 2004, respectively. The increase is due to increases in domestic and Colombian production.

Interest Expense. Interest expense was $123,420 in the 2005 period and $54,000 in the 2004 period. The increase in interest expense was attributable to the issuance, in May 2005, of $2,125,000 of Subordinated Convertible Notes.

General and Administrative Expenses. General and administrative expense increased by 179% to $566,320 during the 2005 period from $202,906 in the 2004 period. The increase in general and administrative expense was primarily attributable to the payment of salary (up $142,836 from $0) to the Company's principal officer beginning in the fourth quarter of 2004 and increases in professional fees (up $217,078, or 230%) relating primarily to legal fees associated with the ongoing Moose Oil litigation.

FINANCIAL CONDITION

Liquidity and Capital Resources. At September 30, 2005 we had a cash balance of $1,790,184 and working capital of $1,906,608 compared to a cash balance of $721,613 and working capital of $771,392 at December 31, 2004. The increase in cash and working capital during the period was primarily attributable to the sale, during 2005, of $2,125,000 of Subordinated Convertible Notes partially offset by investing activities relating to oil and gas properties.

Operating cash flows for the 2005 period totaled $296,656 as compared to $133,483 during the 2004 period. The improvement in operating cash flow was primarily attributable to improved profitability and increases in depreciation and depletion, partially offset by changes in operating assets and liabilities.

Investing activities used $1,353,085 during the 2005 period as compared to $567,513 used during the 2004 period. The increase in funds used in investing activities during the current period was primarily attributable to the payment of the Company's portion of seismic survey costs on Colombian prospects totaling $453,198.

Financing activities provided $2,125,000 during the 2005 period attributable to the sale of Subordinated Convertible Notes and $91,193 during the 2004 period attributable to the issue of common stock.

Notes Payable. At September 30, 2005, our long-term debt was $3,169,456 as compared to $1,000,000 at December 31, 2004. The increase in long-term debt was attributable to the issuance during the period of $2,125,000 of Subordinated Convertible Notes and recording a reserve for plugging costs of $44,456.

Notes payable at September 30, 2005 included loans from our principal shareholder, in the amount of $1,000,000, bearing interest at 7.2% and maturing January 1, 2007.

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

During the first nine months of 2005, we invested approximately $1,356,089 for the acquisition and development of oil and gas properties, consisting of (1) seismic surveying in Colombia ($453,198), (2) drilling the well on the Crowley Prospect, and (3) drilling 9 wells in Colombia.

At September 30, 2005, our only material contractual obligations requiring determinable future payments on our part were notes payable to our principal shareholder and holders of subordinated convertible notes and our lease relating to our executive offices.

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

At September 30, 2005, our acquisition and drilling budget for the balance of 2005 totaled approximately $392,000, consisting of (1) $50,000 for drilling of 2 wells in South America on the Cara Cara concession, and (2) $342,000 to drill 4 domestic wells on the Sugarland Prospect, the Hog Heaven Prospect, the Obenhaus Prospect and the West Fargo Prospect. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2005.

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

During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                                     PART II

ITEM 1.     LEGAL PROCEEDS

The Company has entered into a settlement agreement with the bankruptcy estate of Moose Oil and Gas Company pursuant to which the Company paid $25,000 to the estate in full and final settlement of all claims asserted against the Company. The trustee in the bankruptcy has approved the settlement. The settlement will become final upon passage of a waiting period subject to the right of creditors to contest the settlement during the waiting period.

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


Date: November 14, 2005