Form 10KSB
period 2005-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2006-03-31
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-33027

                          HOUSTON AMERICAN ENERGY CORP.
                 (Name of Small Business Issuer in its charter)

                Delaware                            76-0675953
    -------------------------------    ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                          801 Travis Street, Suite 2020
                              Houston, Texas 77002
               --------------------------------------------------
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

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.    [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   Yes   [X]   No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           Yes   [ ]    No   [X]

The Issuer's revenues for the fiscal year ended December 31, 2005 were $2,874,648.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 29, 2006, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $26,799,318.

The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of March 29, 2006 was 19,970,589.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

     Transition Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I

        ITEM 1.     DESCRIPTION OF BUSINESS. . . . . . . . . . . .     3
        ITEM 2.     DESCRIPTION OF PROPERTY. . . . . . . . . . . .    17
        ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . .    17
        ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS . . . . . . . . . . . . . . .    17

PART II

        ITEM 5.     MARKET FOR COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS. . . . . . . . . .    18
        ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . .    19
        ITEM 7.     FINANCIAL STATEMENTS . . . . . . . . . . . . .    26
        ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . .    26
        ITEM 8A.    CONTROLS AND PROCEDURES. . . . . . . . . . . .    26
        ITEM 8B.    OTHER INFORMATION. . . . . . . . . . . . . . .    26

PART III

        ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH
                    SECTION 16(a) OF THE EXCHANGE ACT. . . . . . .    27
        ITEM 10.    EXECUTIVE COMPENSATION . . . . . . . . . . . .    29
        ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT. . . . . . . . . . . . .    30
        ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    31
        ITEM 13.    EXHIBITS AND REPORTS OF FORM 8-K . . . . . . .    31
        ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . .    33

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Houston American Energy Corp. is an oil and gas exploration and production company. Our oil and gas exploration and production activities are focused on properties in the U.S. onshore Gulf Coast Region, principally Texas and Louisiana, and development of concessions in the South American country of Colombia. We seek to utilize the contacts and experience of our sole executive officer, John F. Terwilliger, to identify favorable drilling opportunities, to use advanced seismic techniques to define prospects and to form partnerships and joint ventures to spread the cost and risks to us of drilling.

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

Our principal exploration projects as of December 31, 2005 consisted on the following:

WEBSTER PARISH, LOUISIANA. In Webster Parish, Louisiana, we hold a 7.5% working interest at an 8.3% net revenue interest carried to point of sales for the first well in over 4,000 acres known as the South Sibley Prospect. Drilling of a 10,600-foot well, the first well, on the South Sibley Prospect, was completed in May 2005 with multiple pay sands apparently identified. Sales from the well commenced June 28, 2005.

We also hold a 7.5% working interest at a 6.055% net revenue interest in the Holley #1 well and associated 640-acre unit, acquired in December 2005, in Webster Parish, Louisiana.

We intend to evaluate additional drilling sites and the drilling of additional wells on our Webster Parish prospects in 2006.

IBERVILLE PARISH, LOUISIANA. In Iberville Parish, Louisiana, we have agreed, subject to final review and approval of supporting documentation, to acquire a 6% working interest and a 4.2% net revenue interest subject to a 20% back in at payout in a 300-acre leasehold known as the Green Jacket Prospect. Subject to completion of the acquisition of the Green Jacket Prospect, drilling of a 13,200-foot test well is expected to begin in the second half of 2006 to test multiple sands at a location based on 3D seismic and being adjacent to a well that produced significant oil from two of the four objective sands.

ACADIA PARISH, LOUISIANA. In Acadia Parish, Louisiana, we hold a 3% working interest and a 2.25% net revenue interest until payout in a 620-acre leasehold known as the Crowley Prospect. The Hoffpauer #1 (formerly the Baronet #1) was drilled in the third quarter of 2004. Commercial production of the well commenced in December 2004. Drilling of a 12,100-foot well, the Baronet #2 well, on the Crowley Prospect in Acadia Parish, Louisiana was completed in April 2005. The well tested the Hayes Sand and flanks a natural gas well that produced 1.6 BCF of natural gas from the Hayes Sand. After logging 21-feet of apparent net pay, hole conditions deteriorated before logging could be completed. The well was completed and production began in June 2005. Assuming the Baronet #2 performs consistently, we may drill a developmental well on the Crowley Prospect during 2006.

VERMILLION PARISH, LOUISIANA. In Vermillion Parish, Louisiana, we hold an 8.25% working interest with a 6.1875% net revenue interest, subject to a 25% working interest back in at payout, in the 425 acre Sugarland Prospect. The Broussard #1 well, a 12,900-foot test well, was drilled on the Sugarland Prospect in December 2005, with indications of multiple pay sands, and was completed in January 2006. Sales from the Broussard #1 are expected to begin in March 2006. We presently have no plans with respect to drilling additional wells on the Sugarland Prospect.

JIM HOGG COUNTY, TEXAS. In Jim Hogg County, Texas, we hold a 4.375% working interest, subject to payment of 5.8334% of costs to the casing point in the first well, in the 500 acre Hog Heaven Prospect. The Weil #1 well, a 6,200-foot test well, was drilled on the Hog Heaven Prospect in November 2005. Electric log and sidewall core analysis indicate multiple pay sands in the Weil #1 well with the well expected to be completed as a natural gas well, with some possible oil production. The well was completed in January 2006 and production and sales are expected to commence in March 2006. Based on the initial indications of multiple pay sands, we intend to evaluate the possible drilling of multiple offset wells beginning in 2006.

VICTORIA COUNTY, TEXAS. In Victoria County, Texas, we hold a 50% working interest at a 40% net revenue interest in the Allar #2 well. The well, acquired in December 2005, was re-completed in January 2006 as a producing gas well. We presently have no plans to drill additional wells in Victoria County.

WILBARGER COUNTY, TEXAS. In Wilbarger County, Texas, we hold a 15% working interest with an 11.25% net revenue interest in the 900-acre West Fargo Prospect. The Riggins #1 well, a 6,400-foot test well, is expected to be drilled on the Wells Fargo Prospect in April 2006.

We also hold a 15% working interest with an 11.25% net revenue interest in the
1340 acre Obenhaus Prospect in Wilbarger County, Texas.    The Obenhaus #1 well,
a 7,200-foot test well, is expected to be drilled on the Obenhaus Prospect in March 2006.

LLANOS BASIN, COLOMBIA. In the Llanos Basin, Colombia, we hold interests in (1) a 232,050 acre tract known as the Cara Cara concession, (2) the Tambaqui Association Contract covering 4,400 acres in the State of Casanare, Colombia,
(3) two concessions, the Dorotea Contract and the Cabiona Contract, totaling over 136,000 acres, (4) the Surimena concession covering approximately 69,000 acres, (5) the Las Garzas concession covering approximately 103,000 acres, (6) the Jagueyes Technical Evaluation Agreement ("TEA") covering approximately 324,000 acres, and (7) the Simon TEA covering approximately 166,000 acres.

Our interest in the Cara Cara, Dorotea, Cabiona, Surimena and Las Garzas concessions and the Jagueyes TEA and Simon TEA are held through an interest in Hupecol, LLC. We hold a 12.5% working interest in each of the prospects of Hupecol. In conjunction with our interest in Hupecol, we also acquired, and hold, a 12.6% working interest, with an 11.31% net revenue interest, in the Tambaqui Association Contract.

The first well drilled in the Cara Cara concession, the Jaguar #1 well, was completed in April 2003 with initial production of 892 barrels of oil per day. In conjunction with the efforts to develop the Cara Cara concession, Hupecol acquired 50 square miles of 3D seismic grid surrounding the Jaguar #1 well and other prospect areas. That data is being utilized to identify additional drill site opportunities to develop a field around the Jaguar #1 well and in other prospect areas within the grid.

Our working interest in the Cara Cara concession and the Tambaqui Association Contract are subject to an escalating royalty of 8% on the first 5,000 barrels of oil per day, increasing to 20% at 125,000 barrels of oil per day. Our interest in the Tambaqui Association Contract is subject to reversionary interests of Ecopetrol, the state owned Colombian oil company, that could cause 50% of the working interest to revert to Ecopetrol after we have recouped four times our initial investment. Our working interest in the additional concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on that concession.

In December 2003, we exercised our right to participate in the acquisition, through Hupecol, of over 3,000 kilometers of seismic data in Colombia covering in excess of 20 million acres. The seismic data is being utilized to map prospects in key areas with a view to delineating multiple drilling opportunities. We will hold a 12.5% interest in all prospects developed by Hupecol arising from the acquired seismic data, including the Cabiona and Dorotea concessions acquired in the fourth quarter of 2004, the Surimena concession acquired in the second quarter of 2005, the Las Garzas concession acquired in November 2005, the Jagueyes TEA acquired in May 2005 and the Simon TEA acquired in June 2005. We plan to acquire, during 2006, 3D seismic data on the Las Garzas contract, the Jagueyes TEA and the Simon TEA in order to further delineate drilling opportunities on those prospects.

During 2005, Hupecol drilled 9 wells on the Cara Cara concession in Colombia to offset, and delineate, the Jaguar #1 well, with production commencing on the Bengala #4, #5, #6, #7ST and #8 and the Jaguar #5, #T5, #T6 and #7. We hold a 1.59% working interest in each of the wells subject to a 30% reversionary interest to Ecopetrol at payout. During 2005, seismic surveying was undertaken on the Cara Cara concession to delineate additional drilling prospects on the concession. Through Hupecol, we presently plan to drill an additional 10 wells on the Cara Cara concession during 2006.

During 2005, the Tambaqui #5 was drilled and began production under the Tambaqui Association Contract. We hold a 12.6% working interest in the well. In December 2005, we relinquished all acreage under the Tambaqui Association Contract with the exception of 4,403 acres around the producing wells. We presently have no plans to drill additional wells under the Tambaqui Association Contract during 2006.

During 2005, seismic surveying was undertaken on the Dorotea and Cabiona concessions to establish drilling prospect locations. We are permitting 30 drilling locations on the Dorotea and Cabiona concessions and, subject to securing an additional drilling rig, plan to drill 1 well on the Cabiona concession and 1 well on the Dorotea concession during 2006.

Based on 2D seismic interpretation, and rig availability, we plan to begin drilling the Surimena concession during the first half of 2006.

In addition to our principal exploration projects, we hold various interests in producing wells in Vermillion Parish, Louisiana, Plaquemines Parish, Louisiana, Lavaca County, Texas, Matagorda County, Texas, San Patricio County, Texas and Ellis County, Oklahoma. We have no present plans to conduct additional drilling activities on those prospects.

The following table sets forth certain information about each of our exploration projects:

                                  Acres Leased or Under Option at December 31, 2005(1)
                                --------------------------------------------------------
                                                                                           Project
         Project Area             Project Gross       Project Net        Company Net      Interest
------------------------------  ------------------  ----------------  ------------------  ---------
TEXAS:
Jim Hogg County. . . . . . . .              500.00             500.0               21.88      4.38%
Wilbarger County
  West Fargo Prospect. . . . .              900.00            900.00              135.00     15.00%
  Obenhaus Prospect. . . . . .            1,340.00          1,340.00              201.00     15.00%
Lavaca County
  Mavis Wharton. . . . . . . .              300.00            150.00                7.50      5.00%
  West Hardys Creek. . . . . .               65.65             65.65               24.95     38.00%
San Patricio County. . . . . .              380.00            380.00               19.00      5.00%
Matagorda County
  S.W. Pheasant Prospect . . .              779.00            779.00               27.27      3.50%
  Turtle Creek Prospect. . . .              672.00            672.00               23.52      3.50%
Nacogdoches County . . . . . .               80.94             80.94               80.94    100.00%
Victoria County. . . . . . . .               58.37             58.37               29.18     50.00%
                                ------------------  ----------------  ------------------
Texas Sub-Total. . . . . . . .            5,075.96          4,925.96              570.24
LOUISIANA:
Webster Parish . . . . . . . .            6,244.00          4,457.00              334.28      7.50%
Iberville Parish . . . . . . .              300.65            300.65               18.04      6.00%
Vermillion Parish
  Sugarland Prospect . . . . .              425.00            425.00               35.06      8.25%
  LaFurs F-16 Well . . . . . .              830.00            830.00               18.68      2.25%
Acadia Parish. . . . . . . . .              620.00            620.00               18.60      3.00%
Plaquemines Parish . . . . . .              300.00            300.00                5.40      1.80%
                                ------------------  ----------------  ------------------
Louisiana Sub-Total. . . . . .            8,719.65          6,932.65              430.06
OKLAHOMA
Jenny #1-14. . . . . . . . . .              160.00            160.00                3.78      2.36%
                                ------------------  ----------------  ------------------
Oklahoma Sub-Total . . . . . .              160.00            160.00                3.78
COLOMBIA
  Cara Cara Concession . . . .          232,050.00        232,500.00            3,689.00      1.59%
  Tambaqui Assoc. Contract (2)            4,403.00          4,403.00              555.00      12.6%
  Dorotea Concession . . . . .           51,321.00         51,321.00            6,415.00      12.5%
  Cabiona Concession . . . . .           86,066.00         86,066.00           10,758.00      12.5%
  Surimena Concession. . . . .           69,189.00         69,189.00            8,649.00      12.5%
  Las Garzas Concession. . . .          103,784.00        103,784.00           12,973.00      12.5%
  Jagueyes TEA . . . . . . . .          324,695.00        324,695.00           40,587.00      12.5%
  Simon TEA. . . . . . . . . .          166,301.00        166,301.00           20,788.00      12.5%
                                ------------------  ----------------  ------------------
Colombia Sub-Total . . . . . .        1,037,809.00      1,037,809.00          104,414.00
                                ------------------  ----------------  ------------------
Total. . . . . . . . . . . . .        1,051,764.61      1,049,827.61          105,418.08
                                ==================  ================  ==================

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

DRILLING ACTIVITIES

In 2005, we drilled 4 exploratory and 10 developmental wells of which all 14 were completed and none were dry holes. In 2004, 9 exploratory and 7 developmental wells were drilled of which 11 were completed and 5 were dry holes.

The following table sets forth certain information regarding the actual drilling results for each of the years 2004 and 2005 as to wells drilled in each such individual year:

               Exploratory Wells (1)    Developmental Wells (1)
              -----------------------  -------------------------
                Gross         Net        Gross         Net
              ----------  -----------  ---------  --------------
2004
----
  Productive           4        0.128          7           0.220
  Dry. . . .           5        0.238          0               0
2005
----
  Productive           4        0.231         10           0.226
  Dry. . . .           0            0          0               0

(1) Gross wells represent the total number of wells in which we owned an interest; net wells represent the total of our net working interests owned in the wells.

One well was in progress at December 31, 2005 on the Cara Cara prospect.

PRODUCTIVE WELL SUMMARY

The following table sets forth certain information regarding our ownership as of December 31, 2005 of productive gas and oil wells in the areas indicated:

                               Gas                     Oil
                     ----------------------  ----------------------
                        Gross        Net        Gross        Net
                     ----------  ----------  ----------  ----------
Texas . . . . . . .           6       0.934           0           0
Louisiana . . . . .           7       0.333           0           0
Oklahoma. . . . . .           1       0.024           0           0
Colombia. . . . . .           0           0          17       0.419
                     ----------  ----------  ----------  ----------
    Total . . . . .          14       1.291          17       0.419
                     ==========  ==========  ==========  ==========

VOLUME, PRICES AND PRODUCTION COSTS

The following table sets forth certain information regarding the production volumes, average prices received (net of transportation costs) and average production costs associated with our sales of gas and oil for the periods indicated:

                                  Year Ended December 31,
                                 -------------------------
                                     2004         2005
                                 ------------  -----------
Net Production:

      Gas (Mcf):
        North America . . . . .        61,519      106,449
        South America . . . . .             0            0

      Oil (Bbls):
        North America . . . . .           886        1,396
        South America . . . . .        24,040       42,789

Average sales price:

      Gas ($per Mcf). . . . . .          5.43         7.83
      Oil (Bbls). . . . . . . .         33.31        47.89

Average production expense and
  Taxes ($per Bbls):
        North America . . . . .          5.08         4.16
        South America . . . . .         16.15        20.43

NATURAL GAS AND OIL RESERVES

The following table summarizes the estimates of our historical net proved reserves as of December 31, 2004 and 2005, and the present value attributable to these reserves at these dates. The reserve data and present values were prepared by Pressler Petroleum Consultants, Inc., independent petroleum engineering consultants:

                                                    At December 31,
                                                   2004        2005
                                                ----------  ----------
Net proved reserves (1):
      Natural gas (Mcf). . . . . . . . . . . .     202,420     850,650
      Oil (Bbls) . . . . . . . . . . . . . . .     307,290     273,421
Standardized measure of discounted future net
  cash flows (2) . . . . . . . . . . . . . . .  $4,005,624  $6,375,600

(1) At December 31, 2005, net proved reserves, by region, consisted of 270,621 barrels of oil in South America and 2,800 barrels of oil in North America; all natural gas reserves were in North America.

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

In accordance with applicable requirements of the Securities and Exchange Commission, we estimate our proved reserves and future net cash flows using sales prices and costs estimated to be in effect as of the date we make the reserve estimates. We hold the estimates constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. Gas prices, which have fluctuated widely in recent years, affect estimated quantities of proved reserves and future net cash flows. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control. The reserve data contained in this report represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those we use, may vary. In addition, estimates of reserves may be revised based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revision may be material. Accordingly, reserve estimates may be different from the quantities of natural gas and oil that we are ultimately able to recover and are highly dependent upon the accuracy of the underlying assumptions. Our estimated proved reserves have not been filed with or included in reports to any federal agency.

LEASEHOLD ACREAGE

The following table sets forth as of December 31, 2005, the gross and net acres of proved developed and proved undeveloped and unproven gas and oil leases which we hold or have the right to acquire:

            Proved Developed    Proved Undeveloped           Unproven
           ------------------  --------------------  ------------------------
            Gross      Net       Gross       Net        Gross         Net
           --------  --------  ----------  --------  ------------  ----------
Texas . .  1,593.02    114.90      340.00     14.88      2,992.94      440.46
Louisiana  3,145.00    164.44      310.00      9.30      3,477.65      256.32
Oklahoma.    160.00      3.78           0         0             0           0
Colombia.  2,720.00     78.48     1760.00     27.98  1,033,329.00  104,307.54
           --------  --------  ----------  --------  ------------  ----------
    Total  7,618.02    357.82     2410.00     52.16  1,039,799.59  105,004.32
           ========  ========  ==========  ========  ============  ==========

During 2005, we acquired interests in (1) the 4,000+ acre South Sibley Prospect,
(2) the Holley #1 well and 640 acre unit, (3) the 300 acre Green Jacket Prospect, (4) the 425 acre Sugarland Prospect, (5) the 500 acre Hog Heaven Prospect, (6) the 900 acre West Fargo Prospect, (7) the 1,340 acre Obenhaus Prospect, (8) the Allar #2 well and associated acreage, (9) the 69,189 acre Surimena concession in Colombia, (10) the 103,784 acre Las Garzas concession in Colombia, (11) the 324,695 acre Jagueyes TEA in Colombia, and (12) the 166,301 Simon TEA in Colombia. Also, during 2005, we relinquished (1) all acreage (approximately 84,000 acres) in the Tambaqui Association Contract, other than 4,403 acres around the producing wells, (2) the 194 acre Donner Field lease in Terrebone Parish, Louisiana, (3) the 726 acre Bougere Estate lease and Bougere #1 well in St. John the Baptist Parish, Louisiana, and (4) approximately 1,668 acres of leaseholds in North Louisiana.

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

MARKETING

At March 29, 2006, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

RISKS RELATED TO OUR BUSINESS AND STOCK

Our business activities and the value of our securities are subject to significant hazards and risks, including those described below. If any of such events should occur, our business, financial condition, liquidity and/or results of operations could be materially harmed, and holders and purchasers of our securities could lose part or all of their investments.

A SUBSTANTIAL OR EXTENDED DECLINE IN OIL AND NATURAL GAS PRICES MAY
ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS AND OUR ABILITY TO MEET OUR CAPITAL EXPENDITURE OBLIGATIONS AND FINANCIAL COMMITMENTS.

     The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

     -    changes in global supply and demand for oil and natural gas;
     - the actions of the Organization of Petroleum Exporting Countries, or OPEC;
     -    the price and quantity of imports of foreign oil and natural gas;
     - political conditions, including embargoes, in or affecting other oil-producing activity;
     - the level of global oil and natural gas exploration and production activity;
     -    the level of global oil and natural gas inventories;
     -    weather conditions;
     -    technological advances affecting energy consumption; and
     -    the price and availability of alternative fuels.

     Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices will also negatively impact the value of our proved reserves. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

A SUBSTANTIAL PERCENTAGE OF OUR PROPERTIES ARE UNDEVELOPED; THEREFORE
THE RISK ASSOCIATED WITH OUR SUCCESS IS GREATER THAN WOULD BE THE CASE IF THE MAJORITY OF OUR PROPERTIES WERE CATEGORIZED AS PROVED DEVELOPED PRODUCING.

     Because a substantial percentage of our properties are unproven (approximately 99%), or proved undeveloped, we will require significant additional capital to prove and develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

     While our current business plan is to fund the development costs with cash flow from our other producing properties, if such cash flow is not sufficient we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings or other means.

DRILLING FOR AND PRODUCING OIL AND NATURAL GAS ARE HIGH RISK ACTIVITIES WITH MANY UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read "-Reserve estimates depend on many assumptions that may turn out to be inaccurate" (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

     - delays imposed by or resulting from compliance with regulatory requirements;
     -    pressure or irregularities in geological formations;
     -    shortages of or delays in obtaining equipment and qualified personnel;
     -    equipment failures or accidents;
     -    adverse weather conditions;
     -    reductions in oil and natural gas prices;
     -    title problems; and
     -    limitations in the market for oil and natural gas.

IF OIL AND NATURAL GAS PRICES DECREASE, WE MAY BE REQUIRED TO TAKE WRITE-DOWNS OF THE CARRYING VALUES OF OUR OIL AND NATURAL GAS PROPERTIES, POTENTIALLY NEGATIVELY IMPACTING THE TRADING VALUE OF OUR SECURITIES.

     Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down could constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY TURN OUT TO BE INACCURATE. ANY MATERIAL INACCURACIES IN THESE RESERVE ESTIMATES OR UNDERLYING ASSUMPTIONS WILL MATERIALLY AFFECT THE QUANTITIES AND PRESENT VALUE OF OUR RESERVES.

     The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report.

     In order to prepare our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

     Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

     You should not assume that the present value of future net revenues from our proved reserves, as reported from time to time, is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. If future values decline or costs increase it could negatively impact our ability to finance operations, and individual properties could cease being commercially viable, affecting our decision to continue operations on producing properties or to attempt to develop properties. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our securities.

WE ARE DEPENDENT UPON THIRD PARTY OPERATORS OF OUR OIL AND GAS PROPERTIES.

     Under the terms of the Operating Agreements related to our oil and gas properties, third parties act as the operator of our oil and gas wells and control the drilling activities to be conducted on our properties. Therefore, we have limited control over certain decisions related to activities on our properties, which could affect our results of operations. Decisions over which we have limited control include:

     -    the timing and amount of capital expenditures;
     -    the timing of initiating the drilling and recompleting of wells;
     -    the extent of operating costs; and
     -    the level of ongoing production.

PROSPECTS THAT WE DECIDE TO DRILL MAY NOT YIELD OIL OR NATURAL GAS IN COMMERCIALLY VIABLE QUANTITIES.

     Our prospects are properties on which we have identified what we believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (99%) of our reserves are currently unproved reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

WE MAY INCUR SUBSTANTIAL LOSSES AND BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS AS A RESULT OF OUR OIL AND NATURAL GAS OPERATIONS.

     We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

     - environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
     -    abnormally pressured formations;
     - mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
     -    fires and explosions;
     -    personal injuries and death; and
     -    natural disasters.

     Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

WE ARE SUBJECT TO COMPLEX LAWS THAT CAN AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

     Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

     -    discharge permits for drilling operations;
     -    drilling bonds;
     -    reports concerning operations;
     -    the spacing of wells;
     -    unitization and pooling of properties; and
     -    taxation.

     Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

OUR OPERATIONS MAY INCUR SUBSTANTIAL LIABILITIES TO COMPLY WITH THE ENVIRONMENTAL LAWS AND REGULATIONS.

     Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

OUR OPERATIONS IN COLOMBIA ARE SUBJECT TO RISKS RELATING TO POLITICAL AND ECONOMIC INSTABILITY.

     We currently have interests in multiple oil and gas concessions in Colombia and anticipate that operations in Colombia will constitute a substantial element of our strategy going forward. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in the political or economic climate in Colombia, we may be forced to abandon or suspend our operations in Colombia.

UNLESS WE REPLACE OUR OIL AND NATURAL GAS RESERVES, OUR RESERVES AND PRODUCTION WILL DECLINE, WHICH WOULD ADVERSELY AFFECT OUR CASH FLOWS AND INCOME.

     Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

OUR SUCCESS DEPENDS ON OUR MANAGEMENT TEAM AND OTHER KEY PERSONNEL, THE LOSS OF ANY OF WHOM COULD DISRUPT OUR BUSINESS OPERATIONS.

     Our success will depend on our ability to retain John F. Terwilliger, our sole executive officer, and to attract other experienced management and non-management employees, including engineers, geoscientists and other technical and professional staff. We will depend, to a large extent, on the efforts, technical expertise and continued employment of such personnel and members of our management team. If members of our management team should resign or we are unable to attract the necessary personnel, our business operations could be adversely affected.

THE UNAVAILABILITY OR HIGH COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES, PERSONNEL AND OIL FIELD SERVICES COULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE ON A TIMELY BASIS OUR EXPLORATION AND DEVELOPMENT PLANS WITHIN OUR BUDGET.

     Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations. As the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

IF OUR ACCESS TO MARKETS IS RESTRICTED, IT COULD NEGATIVELY IMPACT OUR PRODUCTION, OUR INCOME AND ULTIMATELY OUR ABILITY TO RETAIN OUR LEASES.

     Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

     We may operate in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas have several adverse affects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OPERATIONS AND FUTURE CAPITAL COMMITMENTS.

     While we presently believe that our operating cash flows and funds on hand will support our ongoing operations and anticipated future capital requirements, a number of factors could result in our needing additional financing, including reductions in oil and natural gas prices, declines in production, unexpected developments in operations that could decrease our revenues, increase our costs or require additional capital contributions and commitments to new acquisition or drilling programs. We have no commitments to provide any additional financing, if needed, and may be limited in our ability to obtain the capital necessary to support operations, complete development, exploitation and exploration programs or carry out new acquisition or drilling programs. We have not thoroughly investigated whether this capital would be available, who would provide it, and on what terms. If we are unable, on acceptable terms, to raise the required capital, our business may be seriously harmed or even terminated.

COMPETITION IN THE OIL AND NATURAL GAS INDUSTRY IS INTENSE, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

     We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, AND THIS MAY MAKE IT DIFFICULT FOR YOU TO RESELL COMMON STOCK WHEN YOU WANT OR AT PRICES YOU FIND ATTRACTIVE.

     The price of our common stock quoted on the OTCBB constantly changes. We expect that the market price of our common stock will continue to fluctuate.

     Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

     -    quarterly variations in our operating results;
     - operating results that vary from the expectations of management, securities analysts and investors;
     -    changes in expectations as to our future financial performance;
     - announcements by us, our partners or our competitors of leasing and drilling activities;
     - the operating and securities price performance of other companies that investors believe are comparable to us;
     -    future sales of our equity or equity-related securities;
     - changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;
     -    fluctuations in oil and gas prices;
     -    departures of key personnel; and
     -    regulatory considerations.

     In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

SHARES OF OUR COMMON STOCK MAY BE "PENNY STOCKS".

     If the market price per share of our common stock is less than $5.00, the shares of our common stock will be "penny stocks" as defined in the Exchange Act. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of our common stock. In addition, the "penny stock" rules adopted by the SEC under the Exchange Act subject the sale of shares of our common stock to regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

     Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in penny stocks. Accordingly, the SEC's rules may limit the number of potential purchasers of shares of our common stock. Moreover, various state securities laws impose restrictions on transferring "penny stocks," and, as a result, investors in our common stock may have their ability to sell their shares impaired.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY AFFECT OUR STOCK PRICE.

     Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

OUR CHARTER AND BYLAWS, AS WELL AS PROVISIONS OF DELAWARE LAW, COULD MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY AND ALSO COULD LIMIT THE PRICE THAT INVESTORS ARE WILLING TO PAY IN THE FUTURE FOR SHARES OF OUR COMMON STOCK.

     Delaware corporate law and our charter and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions without the concurrence of our management or board of directors. These provisions:

     - authorize our board of directors to issue "blank check" preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of our common stock;
     - provide for a staggered board of directors and three-year terms for directors, so that no more than one-third of our directors could be replaced at any annual meeting;
     -    provide that directors may be removed only for cause; and
     - establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

     We are also subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Taken together, these provisions of our charter and bylaws, Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

OUR MANAGEMENT OWNS A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, GIVING THEM INFLUENCE OR CONTROL IN CORPORATE TRANSACTIONS AND OTHER MATTERS, AND THEIR INTERESTS COULD DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

     At March 29, 2006, our directors and executive officer, owned approximately
64.2 percent of our outstanding common stock. As a result, our current directors and executive officer are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. Such level of control of the company may delay or prevent a change of control on terms favorable to the other shareholders and may adversely affect the voting and other rights of other shareholders.

EMPLOYEES

As of March 29, 2006, we had 1 full-time employee and no part time employees. The employee is not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement. If our operations continue to grow as expected, we anticipate hiring as many as 2 additional employees by the end of 2006.

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

ITEM 3.   LEGAL PROCEEDINGS

During the fourth quarter of 2005, our settlement agreement with the bankruptcy estate of Moose Oil and Gas Company became final. Pursuant to the settlement, we paid $25,000 to the estate in full and final settlement of all claims asserted against us.

We may from time to time be a party to lawsuits incidental to our business. As of March 29, 2006, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the over-the-counter electronic bulletin board
("OTCBB") under the symbol "HUSA".   The following table sets forth the range of
high and low bid prices for each quarter during the past two fiscal years.

                          High      Low
                         -------  -------
Calendar Year 2005

    Fourth Quarter . .    $ 3.50   $ 2.65
    Third Quarter. . .      2.75     1.00
    Second Quarter . .      1.25     0.76
    First Quarter. . .      1.00     0.78

Calendar Year 2004

    Fourth Quarter . .   $  1.05  $  0.83
    Third Quarter. . .      1.10     0.83
    Second Quarter . .      1.35     0.60
    First Quarter. . .      1.00     0.65

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 29, 2006, the closing bid price of the Common Stock was $3.70.

As of March 29, 2006, there were approximately 900 record holders of our Common Stock.

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                   NUMBER OF SECURITIES
                                                                                 REMAINING AVAILABLE FOR
                                                             WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER
                                  NUMBER OF SECURITIES TO    EXERCISE PRICE OF     EQUITY COMPENSATION
                                  BE ISSUED UPON EXERCISE       OUTSTANDING          PLANS (EXCLUDING
                                  OF OUTSTANDING OPTIONS,    OPTIONS, WARRANTS   SECURITIES REFLECTED IN
PLAN CATEGORY                     WARRANTS AND RIGHTS (A)     AND RIGHTS (B)           COLUMN (A))
--------------------------------  ------------------------  -------------------  ------------------------
Equity compensation plans
approved by security holders (1)                    89,000  $              2.42                   411,000
Equity compensation plans not
approved by security holders                             -  NA                                          -
                                  ------------------------  -------------------  ------------------------
Total                                               89,000  $              2.42                   411,000
                                  ========================  ===================  ========================

(1) Consists of shares reserved for issuance under the Houston American Energy Corp. 2005 Stock Option Plan pursuant to which 500,000 shares were reserved. The plan was adopted by the board of directors in August 2005 and approved by shareholders in January 2006.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Houston American Energy was incorporated in April 2001, for the purposes of seeking oil and gas exploration and development prospects. Since inception, we have sought out prospects utilizing the expertise and business contacts of John
F. Terwilliger, our sole executive officer. Through the third quarter of 2002, the acquisition targets were in the Gulf Coast region of Texas and Louisiana, where Mr. Terwilliger has been involved in oil and gas exploration for many years. In the fourth quarter 2002, we initiated international efforts through a Colombian joint venture more fully described below. Domestically and internationally, the strategy is to be a non-operating partner with exploration and production companies that have much larger resources and operations.

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

BUSINESS DEVELOPMENTS DURING 2005

Drilling Activities

During 2005, we drilled 4 successful on-shore domestic wells as follows:

- In May 2005, a well was drilled on the South Sibley Prospect in Webster Parish, Louisiana with multiple pay sands apparently identified. Sales from the well commenced June 28, 2005. We have a 7.5% working interest at an 8.3% net revenue interest carried to point of sales for the well.

- In April 2005, the Baronet #2 well was drilled on the Crowley Prospect in Acadia Parish, Louisiana. The well tested the Hayes Sand and flanks a natural gas well that produced 1.6 BCF of natural gas from the Hayes Sand. After logging 21-feet of apparent net pay, hole conditions deteriorated before logging could be completed. The well was completed and production began in June 2005. We have a 3% working interest and 2.25% net revenue interest until payout for the well.

- In December 2005, the Broussard #1 well was drilled on the Sugarland Prospect in Vermillion Parish, Louisiana with multiple pay sands apparently indicated. The well was completed in January 2006 and production sales are expected to begin in March 2006. We have an 8.25% working interest with a 6.1875% net revenue interest, subject to a 25% working interest back-in at payout.

- In November 2005, the Weil #1 well was drilled on the Hog Heaven Prospect in Jim Hogg County, Texas with multiple pay sands indicated. The well was completed in January 2006 and production sales are expected to begin in March 2006. We have a 4.375% working interest, subject to payment of 5.8334% of costs to the casing point in the first well.

We had no dry holes drilled during 2005.

At December 31, 2005, we had no domestic wells being drilled but had planned drilling operations during the first quarter of 2006 on one prospect in Louisiana and two prospects in Texas.

During 2005, we drilled 10 international wells in South America as follows:

- Drilling of 9 offset wells on the Cara Cara concession in Colombia was completed with production commencing on the Bengala #4, #5, #6, #7ST and #8 and the Jaguar #5, #T5, #T6 and #T7. We hold a 1.59% working interest in each of the wells subject to a 30% reversionary interest to Ecopetrol at payout.

- An oil well, the Tambaqui #5, was drilled and successfully completed under the Tambaqui Association Contract in Columbia and began production in May 2005. We hold a 12.6% working interest and an 11.59% net revenue interest in the well.

At December 31, 2005, we had one well being drilled in South America and we presently plan to drill during 2006, with our partners, up to 15 additional wells on the Cara Cara concession, up to 5 wells under the Cabiona concession, 1 well under the Dorotea concession, and 1 well under the Surimena concession.

Leasehold Activities

During 2005, we invested approximately $ 506,837 for the acquisition of oil and gas properties, consisting of (1) acquisition, by Hupecol, of the Surimena concession covering approximately 108 square miles, (2) acquisition of a 8.25% interest in the Sugarland Prospect, (3) acquisition of a 4.375% interest in the Hog Heaven Prospect, (4) acquisition of a 15% interest in the West Fargo Prospect, and (5) acquisition of a 15% interest in the Obenhaus Prospect.

Other Developments

Seismic surveying began on our Cara Cara concession in Colombia as part of our planned delineation of additional drilling prospects on the concession. Seismic surveying was completed on our Dorotea and Cabiona concessions to establish drilling prospect locations.

In May 2005, we sold $2,125,000 of 8% Subordinated Convertible Notes Due 2010 to multiple investors to provide funding to support our lease acquisition and drilling activities in the U.S. and Colombia. In connection with the placement of the convertible notes, we issued to the placement agent in the transaction a three year warrant to purchase 191,250 shares of our common stock at $1.00 per share and paid commissions totaling $127,500. Pursuant to the terms of the placement of the convertible notes, we entered into a Registration Rights Agreement with the purchasers of the notes and, pursuant to the Registration Rights Agreement, filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock underlying the convertible notes as well as the shares issuable upon exercise of the placement agent warrant.

In August 2005, we appointed three additional directors, adopted a stock option plan and fixed the compensation of our non-employee directors.

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

Full Cost Method of Accounting for Oil and Gas Activities. The Securities and Exchange Commission ("SEC") prescribes in Regulation S-X the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2005. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Excess costs are charged to proved properties impairment expense.

Unevaluated Oil and Gas Properties. Unevaluated oil and gas properties consist principally of our cost of acquiring and evaluating undeveloped leases, net of an allowance for impairment and transfers to depletable oil and gas properties. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, we review the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. We record an allowance for impairment based on a review of present value of future cash flows. Any resulting charge is made to operations and reflected as a reduction of the carrying value of the recorded asset. Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2005 and 2004:

                                    At December 31, 2005   At December 31, 2004
                                    ---------------------  ---------------------
                 Acquisition costs  $              44,548  $              48,636
                 Evaluation costs                 151,346                 12,159
                                    ---------------------  ---------------------
                     Total          $             195,894  $              60,795
                                    =====================  =====================

The carrying value of unevaluated oil and gas prospects include $151,039 and $12,519 expended for properties in South America at December 31, 2005 and December 31, 2004, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Subordinated Convertible Notes and Warrants - Derivative Financial Instruments. The Subordinated Convertible Notes and Warrants issued during 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified the following instruments and derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

     -    Subordinated Convertible Notes
     -    Conversion feature
     -    Conversion price reset feature
     -    Company's optional redemption right
     -    Warrants
     -    Warrants exercise price reset feature

The Company has identified the conversion feature; the conversion price reset feature and the Company's optional early redemption right within the Convertible Notes to represent embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. The conversion feature, the conversion price reset feature and the Company's optional early redemption right within the Convertible Notes have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The Company has identified the common stock warrant to be a detachable derivative. The warrant exercise price reset provision is an embedded derivative within the common stock warrant. The common stock warrant and the embedded warrant exercise price reset provision have been accounted for as a separate single hybrid compound instrument.

The single compound embedded derivatives within Subordinated Convertible Notes and the derivative liability for Warrants have been recorded at fair value at the date of issuance (May 4, 2005); and are marked-to-market each quarter with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the single compound embedded derivatives under the following methods: a layered discounted probability-weighted cash flow approach for the single compound embedded derivatives within Subordinated Convertible Notes; and the Black-Scholes model for the derivative liability for Warrants based on a probability weighted exercise price".

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Oil and Gas Revenues. Total oil and gas revenues increased $1,598,394, or 135.2%, to $2,780,457 in fiscal 2005 compared to $1,182,063 in fiscal 2004. The increase in revenue is due to (1) increased production resulting from the development of the Colombian fields and the new domestic wells that have come on line during 2004 and 2005 and (2) increases in oil prices. We had interests in 17 producing wells in Colombia and 14 producing wells in North America during 2005 as compared to 8 producing wells in Colombia and 8 producing wells in North America during 2004. Average prices from sales were $47.89 per barrel of oil and $7.83 per mcf of gas during 2005 as compared to $33.31 per barrel of oil and $5.43 per mcf of gas during 2004. Following is a summary comparison, by region, of oil and gas sales for the periods.

                              Colombia    North America     Total
                             -----------  --------------  ----------
            Year ended 2005
                  Oil sales  $ 2,041,072  $       75,115  $2,116,187
                  Gas sales            0         664,270     664,270
            Year ended 2004
                  Oil sales  $   808,472  $       39,376  $  847,848
                  Gas sales            0         334,215     334,215

Other Revenues. Other revenues, consisting of commission income and interest income, increased by $88,133 to $94,191 in fiscal 2005 as compared to $6,058 in fiscal 2004. The increase in other revenues was attributable to an increase in interest income earned as a result of higher balances held following the 2005 placement of Subordinated Convertible Notes and the receipt during 2005 of a one-time commission of $60,000.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombia operations discussed below, increased 130.5% to $953,624 in 2005 from $413,723 in 2004. The increase in lease operating expenses was attributable to the increase in the number of wells operated during 2005. Following is a summary comparison of lease operating expenses for the years ended December 31, 2005 and 2004.

                               Colombia   North America    Total
                               ---------  --------------  --------
              Year ended 2005  $ 874,082  $       79,542  $953,624
              Year ended 2004    354,448          59,275   413,723

Joint Venture Expenses. Joint venture expenses totaled $61,500 in 2005 compared to $41,944 in 2004. The joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by the operator of the Colombian concessions. The increase in joint venture expenses was attributable to increased activities associated with acquiring new concessions in Colombia.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 71.5% to $363,196 in fiscal 2005 when compared to $211,759 in 2004. The increase in depreciation and depletion expense was primarily attributable to the increased production from new wells coming on line during 2004 and 2005.

General and Administrative Expenses. General and administrative expense increased by 150.7% to $835,829 in 2005 from the $333,412 in 2004. The increase in general and administrative expense was primarily attributable to an increase in payroll expense (up $143,298 from $48,742) as a result of the Company's payment of a salary to its principal officer beginning in the fourth quarter of 2004 and increases in professional fees (up $354,139, or 235.1%) relating primarily to legal fees associated with the Moose Oil litigation commenced during 2004 and settled in 2005.

Interest Expense. Interest expense increased 155.4% to $183,920 in 2005 compared to $72,000 in 2004. Included in interest expense was $72,000 of interest paid to the Company's principal shareholder in both 2004 and 2005. The increase in interest expense was attributable to the issuance, in May 2005, of $2,125,000 of subordinated convertible notes.

Derivative Related Expenses. In connection with the Company's issuance during 2005 of the subordinated convertible notes and related warrants, the Company, during 2005, reported derivative related expenses arising in connection with derivative features included in the subordinated convertible notes and the warrants, consisting of derivative interest expense of $319,714 and a charge in the amount of the net change in fair value of derivative liabilities of $402,628. The Company incurred no similar expenses during fiscal 2004.

Derivative interest expense consisted of (1) the excess of the value of the derivatives embedded in the subordinated convertible notes at closing over the face amount of the notes ($243,485), plus (2) the value of the derivatives embedded in the warrants ($42,063), plus (3) amortization of the recorded discount on the convertible notes ($34,167) over a five year period under the effective interest method.

The expense attributable to the net change in fair value of derivative liabilities consisted of the increase in the recorded derivative liability attributable to derivatives embedded in the subordinated convertible notes from the date of issuance to December 31, 2005 ($15,561) using mark-to-market accounting and the increase in the recorded derivative liability attributable to derivatives embedded in the warrants from the date of issuance to December 31, 2005 ($387,067). The Company will evaluate the fair value of the derivative liabilities on a quarter-to-quarter basis until the subordinated convertible notes and warrants are no longer outstanding and changes in the fair value of the derivative liability will result in charges or accretions to earnings based on various factors affecting fair value including the price of the Company's stock and the amounts of notes converted and warrants exercised.

Income Tax Expense. Income tax expense increased to $239,201 in fiscal 2005 from $0 in fiscal 2004. The increase in income tax expense during 2005 is attributable to the Company's estimated allocable share of Colombian income tax relating to its interest in its Colombian venture. The Company recorded no U.S. income tax liability in 2005 or 2004 and at December 31, 2005 had net operating losses of approximately $1,173,000 and foreign tax credits of approximately $239,000.

Operating and Net Income (Loss). Operating income for fiscal 2005 totaled $660,499 as compared to $187,283 in fiscal 2004. Net loss totaled $501,780 in fiscal 2005 as compared to net income of $115,283 in fiscal 2004. The adverse change in net income (loss) in 2005 was attributable, primarily, to the non-cash non-operating charges arising from accounting for derivative features included in the subordinated convertible note financing undertaken in 2005, and, to a lesser extent, to increased fees and interest expense associated with the financing and the incurrence of income tax expense from operations in Colombia.

FINANCIAL CONDITION

Liquidity and Capital Resources. At December 31, 2005, we had a cash balance of $1,724,100 and working capital of $1,771,722, excluding derivative liabilities in the amount of $2,813,175, compared to a cash balance of $721,613 and working capital of $771,392 at December 31, 2004. The increase in cash and working capital during the year was primarily attributable to the sale, during 2005, of $2,125,000 of Subordinated Convertible Notes partially offset by investing activities relating to oil and gas properties and prepayment of $100,000 of notes payable to our principal shareholder.

Derivative liabilities of $2,813,175 are recorded as current liabilities at December 31, 2005 but are not considered in computing working capital. The derivative liabilities represent the deemed fair value of the embedded derivatives included in the subordinated convertible notes and accompanying warrants that were issued during 2005 as measured at December 31, 2005. Included within the derivative liabilities at December 31, 2005 was $2,090,833 attributable to the derivative features in the subordinated convertible notes which amount is reflected as a discount in the amount of the subordinated convertible note on the balance sheet.

Cash Flows. Operating cash flows for 2005 totaled $694,581 as compared to $297,995 during 2004. The improvement in operating cash flow was primarily attributable to improved profitability from operations, driven by increases in production volume and higher prices of both oil and natural gas, and increases in depreciation and depletion, partially offset by changes in operating assets and liabilities.

Investing activities used $1,589,594 during 2005 as compared to $590,247 used during 2004. The increase in funds used in investing activities during the current period was primarily attributable to the payment of the Company's portion of seismic survey costs on Colombian prospects totaling $453,198 and increased leasing and drilling activities in 2005.

Financing activities provided $1,897,500 during 2005 attributable to the sale of subordinated convertible notes and a partial payment on the outstanding shareholder loan and $350,443 during 2004 attributable to the issue of common stock.

Notes Payable. At December 31, 2005, our long-term debt was $975,416 as compared to $1,000,000 at December 31, 2004. The change in long-term debt was attributable to the issuance during 2005 of $2,125,000 of Subordinated Convertible Notes, recording a discount in the amount of $2,090,833 at December 31, 2005 relating to the fair value of the embedded derivatives included in the Subordinated Convertible Notes, a partial payment of $100,000 on a shareholder loan and recording a reserve for plugging costs of $41,249.

Notes payable at December 31, 2005 included loans from our principal shareholder, in the amount of $900,000, bearing interest at 7.2% and maturing January 1, 2007.

Notes payable also included $2,125,000 in principal amount of convertible notes. The convertible notes bear interest at 8%, provide for semi-annual interest payments and mature May 1, 2010. The convertible notes are convertible, at the option of the holders, into common stock at a price of $1.00 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions, including issuances of common stock at prices below the conversion price. The convertible notes are subject to automatic conversion in the event we conduct an underwritten public offering of common stock from which we receive at least $5 million and the public offering price is at least 150% of the then applicable conversion price. We have the right to cause the convertible notes to be converted into common stock after May 1, 2006 if the price of our common stock exceeds 200% of the then applicable conversion price on the date of conversion and for at least 20 trading days over the preceding 30 trading days. We have the right to repurchase the convertible notes after May 1, 2007 at 103% of the face amount during 2007, 102% of the face amount during 2008, 101% of the face amount during 2009 and 100% of the face amount thereafter. The convertible notes are unsecured general obligations and are subordinated to all other indebtedness unless the other indebtedness is expressly made subordinate to the convertible notes.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. With the receipt of equity financing in 2003 and 2004 and the May 2005 sale of convertible notes, and the increase in our revenues, profitability and operating cash flows, we expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During 2005, we invested approximately $1,589,594 for the acquisition and development of oil and gas properties, consisting of (1) seismic surveying in Colombia ($453,198), (2) drilling 4 domestic wells, and (3) drilling 10 wells in Colombia.

At December 31, 2005, our only material contractual obligations requiring determinable future payments on our part were notes payable to our principal shareholder and holders of subordinated convertible notes and our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2005:

                                      Payments due by period
                    ------------------------------------------------------------
                      Total      2006    2007 - 2008   2009 - 2010   Thereafter
                    ----------  -------  ------------  ------------  -----------
Long-term debt (1)  $3,025,000  $     0  $    900,000  $  2,125,000  $         0
Operating lease
commitments             33,026   33,026             0             0            0
                    ----------  -------  ------------  ------------  -----------
    Total           $3,058,026  $33,026  $    900,000  $  2,125,000  $         0
                    ==========  =======  ============  ============  ===========

(1) Long-term debt consists of $2,125,000 in face amount of subordinated convertible notes and $900,000 of shareholder loans. Long-term debt does not give effect to discounts recorded with respect to the derivative features of the subordinated convertible notes.

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

At December 31, 2005, we had 17 revenue producing wells in Colombia, 6 revenue producing wells in Texas, 7 revenue producing well in Louisiana and 1 producing well in Oklahoma.

At December 31, 2005, our acquisition and drilling budget for the balance of 2006 totaled approximately $1,615,000, consisting of (1) $1,115,000 for drilling of 13 wells in Colombia on the Cara Cara and Cabiona concessions, (2) $200,000 to drill 2 domestic wells on the Obenhaus Prospect, and the West Fargo Prospect and (3) $300,000 for seismic in Colombia. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2005.

INFLATION

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7.   FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants report thereon of Thomas Leger & Co., L.L.P., appears immediately after the signature page of this report. See "Index to Financial Statements" on page 35 of this report.

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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2005, our independent registered public accounting firm informed us that we had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, some of which had previously been identified in connection with the audit of our financial statements for the fiscal year ended December 31, 2004 and continued to exist at December 31, 2005.

The weaknesses in question were detected during the audit of our financial statements for the fiscal year ended December 31, 2004, which audit occurred in February/March 2005, and during the audit of our financial statements for the fiscal year ended December 31, 2005, which audit occurred in March 2006.

The weaknesses were detected in the routine course of the audit review of accounting for certain non-routine transactions.

The specific problems identified by the auditor were (1) lack of segregation of duties necessary to maintain proper checks and balances between functions, (2) failure of internal personnel to adequately communicate the scope and nature of non-routine transactions, and (3) application of improper accounting principles to financial derivatives. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include our President serving as both Chief Executive Officer and as Chief Financial Officer and our utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel. As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the outside contract accountants, certain journal entries required during 2004 and 2005 were not made until the time of the audit when the need for such entries was identified by the auditor.

As a result of our review of the items identified by our auditors, we have concluded that our previous derivative accounting policies were incorrect. We also concluded that a failure of communications resulted in a failure to properly account for certain stock option grants.

In light of the above items, we have determined to restate our financial statements for the quarterly and year-to-date periods ended June 30, 2005 and September 30, 2005 to correct our accounting for derivatives.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2005. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in:

a. A failure during the second and third quarters of 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, all arising from the issuance during the second quarter of convertible notes and warrants that included embedded derivatives; and

b. A failure during the last quarter of 2005 to record compensation expense pursuant to SFAS 123 in connection with the grant of stock options to certain non-employees.

Because we lack the financial resources to support in-house accounting personnel at this time, no formal steps have as yet been taken to resolve the weaknesses identified by the auditor. We are, however, emphasizing improvement in communications with outside accounting personnel to assure that non-routine transactions are accounted for in a timely manner. Further, with respect to the specific accounting principles that were subject of the weaknesses identified - derivatives accounting and compensation accounting - we intend to place an emphasis on reviewing the application of such principles in connection with all future accounting periods.

During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

NA

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and offices of our present executive officers and directors. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

          Name               Age             Position
          ----               ---             --------

     John Terwilliger        58       President, Treasurer and Director
     Orrie Lee Tawes III     58       Director
     Edwin Broun III         53       Director
     Stephen Hartzell        52       Director

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

O. Lee Tawes III has served as a director since August 2005. Mr. Tawes is Executive Vice President and Head of Investment Banking, and a Director at Northeast Securities Inc. From 2000-2001 he was Managing Director of Research for C.E. Unterberg, Towbin, an investment and merchant banking firm specializing in high growth technology companies. Mr. Tawes spent 20 years at Oppenheimer & Co. Inc. and CIBC World Markets, where he was Director of Equity Research from 1991 to 1999. He was also Chairman of the Stock Selection Committee at CIBC, a member of the firm's Executive Committee, and Commitment Committee. From 1972 to 1990, Mr. Tawes was an analyst covering the food and diversified industries at Goldman Sachs & Co. from 1972 to 1979, and Oppenheimer from 1979 to 1990. As food analyst, he was named to the Institutional Investor All America Research Team five times from 1979 through 1989. Mr. Tawes has served as a Director of Baywood International, Inc. since 2001. Mr. Tawes is a graduate of Princeton University and received his MBA from Darden School at the University of Virginia.

Edwin Broun III has served as a director since August 2005. Mr. Broun, is the owner/operator of Broun Energy, LLC, an oil and gas exploration and production company. He co-founded, and from 1994 to 2003 was Vice President and Managing Partner of, Sierra Mineral Development, L.C., an oil and gas exploration and production company where he was responsible for reserve and economic evaluation of acquisitions, drill site selection and workover design. From 1992 to 1994 he was a partner and consultant in Tierra Mineral Develoment, L.C., where he evaluated, negotiated and structured acquisitions, workovers and divestitures of oil and gas holdings. From 1975 to 1992, Mr. Broun served in various petroleum engineering capacities, beginning as a petroleum engineer with Atlantic Richfield Company from 1975 to 1979 and Tenneco Oil Company from 1979 to 1982 and rising to serving in various management capacities as Acquisitions Manager from 1982 to 1986 and Vice President, Engineering from 1986 to 1987 at ITR Petroleum, Inc.; Vice President, Acquisitions from 1987 to 1988 and Vice President, Houston District from 1988 to 1990 at General Atlantic Resources, Inc.; and Vice President, Engineering and Acquisitions from 1990 to 1992 at West Hall Associates, Inc. Mr. Broun received his B.S. in Petroleum Engineering from the University of Texas and an M.S. in Engineering Management from the University of Alaska.

Stephen Hartzell has served as a director since August 2005. Mr. Hartzell, has over 27 years of experience as a petroleum geologist. Since 2003, Mr. Hartzell has been an owner operator of Southern Star Exploration, LLC, an independent oil and gas company. From 1986 to 2003, Mr. Hartzell served as an independent consulting geologist. From 1978 to 1986, Mr. Hartzell served as a petroleum geologist, division geologist and senior geologist with Amoco Production Company, Tesoro Petroleum Corporation, Moore McCormack Energy and American Hunter Exploration. Mr. Hartzell received his B.S. in Geology from Western Illinois University and an M.S. in Geology from Northern Illinois University.

Our board of directors is divided into three classes, each elected for staggered three-year terms. Messrs. Tawes, Broun and Hartzell are Class A directors with terms expiring on the first annual meeting following their appointment. Mr. Terwilliger is a Class C director. His term is scheduled to expire at the third annual meeting following his appointment.

Our executive officers are elected by our board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

COMMITTEES OF THE BOARD

We do not presently maintain an audit committee or any other committee of our board of directors. We are presently evaluating the appointment of additional independent directors and the establishment of committees. Because we do not presently maintain an audit committee, we have no audit committee financial expert.

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

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and is available for review at the SEC's web site at www.sec.gov.
                                                              -----------

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2005. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2005. In making these disclosures, we have relied solely on written statements of our directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities during the year ended December 31, 2005 of each person who served as our Chief Executive Officer during fiscal 2005 and the next four most highly paid executive officers (the "Named Officers").

                                        Annual Compensation
Name and                   -------------------------------------------
Principal Position         Year  Salary($)   Bonus($)     Other ($)
-------------------------  ----  ----------  --------  ---------------
John Terwilliger           2005     192,000       -0-      -0-  (1)(2)
  President and            2004      45,000       -0-      -0-  (1)(2)
  Chief Executive Officer  2003         -0-       -0-      -0-  (1)(2)

________________
(1) Mr. Terwilliger receives no other compensation or benefits other than vacation benefits, expense reimbursements and participation in medical, retirement and other benefit plans which are generally available to our executives.

(2) Mr. Terwilliger received overriding royalty interests in three properties identified by Mr. Terwilliger. No value was assigned to those overriding royalty interests for purposes of this table. Payments received by Mr. Terwilliger pursuant to those overriding royalty interests totaled $38,109, $21,170, and $3,600 in 2005, 2004 and 2003, respectively.

We have no employment agreements with any of our officers or employees.

DIRECTOR COMPENSATION

Non-employee directors are paid $1,000 per meeting attended, or $500 per telephonic meeting, and are reimbursed all expenses associated with attendance of, or participation in, meetings. Each non-employee director is also granted an option to purchase 20,000 shares of common stock upon their initial appointment as a director and annually thereafter so long as they continue to serve as directors. The options granted to non-employee directors are exercisable at fair market value on the date of grant and have a term of ten years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 29, 2006, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known by us to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address              Number of Shares         Percentage
of Beneficial Owner (1)      Beneficially Owned       of Class (2)
---------------------------  -------------------      ------------
John F. Terwilliger                   8,574,486              42.9%
  801 Travis, Suite 2020
  Houston, Texas 77002

Orrie Lee Tawes                       3,307,044  (3)         16.4%
  100 Wall Street
  New York, New York 10005

Edwin Broun III                       1,030,000  (4)          5.1%
  6025 Riverview Way
  Houston, Texas 77056

Stephen Hartzell                         76,000  (5)            *

All directors and officers
  as a group (four persons)          12,987,530  (6)         64.2%

__________
*    Less than 1%.

(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March 29, 2006.

(2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3) Shares shown as beneficially owned by Orrie Lee Tawes include 20,000 shares issuable upon exercise of options held by Mr. Tawes and 119,034 held by his wife, Marsha Russell. Excludes shares underlying warrants held by Northeast Securities, Inc. as to which shares Mr. Tawes disclaims beneficial ownership.

(4) Includes 200,000 issuable upon conversion of notes held by Mr. Broun, 20,000 shares issuable upon exercise of options held by Mr. Broun and 10,000 shares held by his wife.

(5)  Includes 20,000 shares issuable upon exercise of options held by Mr.
     Hartzell.

(6) Includes 260,000 shares issuable upon exercise of outstanding options and conversion of notes.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2003, Mr. Terwilliger converted $441,516.29 of loans into 1,103,791 shares of our common stock and modified the repayment terms with respect to the balance of the loans to us, totaling $1 million, to reduce the interest rate on the loans to 7.2% and provide for a fixed maturity date of January 1, 2007. Also, in December 2003, O. Lee Tawes, a principal shareholder, converted the entire principal and accrued interest on his loans to us, in the amount of $186,016.83, into 465,042 shares of common stock. As of December 31, 2005, we owed $904,400 to Mr. Terwilliger, including accrued interest.

In conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests in various mineral properties to Mr. Tawes. During 2005, approximately $25,000 was paid to Mr. Tawes from these royalty interests.

In May 2005, Northeast Securities, Inc. acted as placement agent in connection with our offer and sale of $2,125,000 of Subordinated Convertible Notes for which Northeast Securities received commissions totaling $127,500 and a warrant to purchase 191,250 shares of common stock at $1.00 per share. Mr. Tawes is Executive Vice President, head of Investment Banking and a Director of Northeast Securities.

ITEM 13.  EXHIBITS

          Exhibit
           Number                                  Description of Exhibit
          --------  -----------------------------------------------------------------------------------
             3.1    Certificate of Incorporation of Houston American Energy Corp. filed April 2,
                    2001 (incorporated by reference to Exhibit 3.1 to the Registration Statement on
                    Form SB-2, registration number 333-66638 (the "2001 Registration Statement"), filed with the SEC on August 3, 2001).

             3.2    Bylaws of Houston American Energy Corp. adopted April 2, 2001 (incorporated by reference to Exhibit 3.3 to the 2001 Registration Statement filed with the SEC on August 3, 2001).

             3.3    Certificate of Amendment to the Certificate of Incorporation of Houston
                    American Energy Corp. filed September 25, 2001 (incorporated by reference to
                    Exhibit 3.4 to Amendment No. 1 to the 2001 Registration Statement filed with the SEC on October 1, 2001).

             4.1    Text of Common Stock Certificate of Houston American Energy Corp.
                    (incorporated by reference to Exhibit 4.1 to the 2001 Registration Statement filed with the SEC on August 3, 2001).

             10.1   Promissory Note of Houston American Energy Corp. in the amount of $390,000 dated July 2, 2001, payable to John F. Terwilliger (incorporated by reference to
                    Exhibit 10.11 to Amendment No. 4 to the 2001 Registration Statement filed with the SEC on November 21, 2001).

             10.2   Promissory Note of Houston American Energy Corp. in the amount of $285,000 dated July 30, 2001, payable to John F. Terwilliger (incorporated by reference to
                    Exhibit 10.12 to Amendment No. 4 to the 2001 Registration Statement filed with the SEC on November 21, 2001).

             10.3   Registration Rights Agreement dated July 14, 2003, between Houston American
                    Energy Corp. and LibertyView Funds, LP (incorporated by reference to Exhibit
                    10.19 to the 2001 Form 10-QSB for the quarter ended June 30, 2003 (the "June
                    2003 Form 10-QSB")).


             10.4   Registration Rights Agreement dated July 14, 2003, between Houston
                    American Energy Corp. and LibertyView Special Opportunities Fund, LP
                    (incorporated by reference to Exhibit 10.20 to the June 2003 Form 10-QSB).

             10.5   Registration Rights Agreement dated July 21, 2003, between Houston
                    American Energy Corp. and William D. Forster (incorporated by reference to
                    Exhibit 10.21 to the June 2003 Form 10-QSB).

             10.6   Registration Rights Agreement dated July 21, 2003, between Houston
                    American Energy Corp. and James V. Pizzo & Ellen London-Pizzo
                    (incorporated by reference to Exhibit 10.22 to the June 2003 Form 10-QSB).

             10.7   Registration Rights Agreement dated July 21, 2003, between Houston
                    American Energy Corp. and Sensus LLC (incorporated by reference to Exhibit
                    10.23 to the June 2003 Form 10-QSB).

             10.8   Registration Rights Agreement dated July 14, 2003, between Houston
                    American Energy Corp. and Stephen P. Hartzell (incorporated by reference to
                    Exhibit 10.24 to the June 2003 Form 10-QSB).

             10.9   Registration Rights Agreement dated July 18, 2003, between Houston
                    American Energy Corp. and Peter S. Rawlings (incorporated by reference to
                    Exhibit 10.25 to the June 2003 Form 10-QSB).

             10.10  Registration Rights Agreement dated July 14, 2003, between Houston
                    American Energy Corp. and Lior Bregman (incorporated by reference to
                    Exhibit 10.26 to the June 2003 Form 10-QSB).

             10.11  Form of Subscription Agreement relating to December 2003 placement of shares (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form SB-2, registration number 333-111826 (the "2004 Registration
                    Statement"), filed with the SEC on January 9, 2004).

             10.12  Form of Registration Rights Agreement relating to December 2003 placement of shares (incorporated by reference to Exhibit 10.24 to the 2004 Registration
                    Statement).

             10.13  Promissory Note, dated December 10, 2003, payable to John Terwilliger in the amount of $724,658.67 (incorporated by reference to Exhibit 10.25 to the 2004
                    Registration Statement).

             10.14  Promissory Note, dated December 10, 2003, payable to John Terwilliger in the amount of $275,341.33 (incorporated by reference to Exhibit 10.26 to the 2004
                    Registration Statement).

             10.15  Form of Purchase Agreement, dated May 4, 2005 relating to the sale of 8%
                    Subordinated Convertible Notes due 2010 (incorporated by reference to Exhibit
                    10.1 to the Current Report on Form 8-K dated May 4, 2005 (the "May 2005
                    Form 8-K"), filed with the SEC on May 10, 2005).

             10.16  Form of 8% Subordinated Convertible Note due 2010, dated May 4, 2005
                    (incorporated by reference to Exhibit 4.1 to the May 2005 Form 8-K).

             10.17  Form of Placement Agent Warrant, dated May 4, 2005 (incorporated by reference to Exhibit 4.2 to the May 2005 Form 8-K).

             10.18  Form of Registration Rights Agreement, dated May 4, 2005 (incorporated by reference to Exhibit 4.3 to the May 2005 Form 8-K).


             10.19  Houston American Energy Corp. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August
                    12,2005 (the "August 2005 Form 8-K"), filed with the SEC on August
                    16,2005).

             10.20  Form of Director Stock Option Agreement (incorporated by reference to
                    Exhibit 10.2 to the August 2005 Form 8-K).

             14.1   Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the 2003 Form 10-KSB)

             23.1*  Consent of Thomas Leger & Co. L.L.P.

             31.1*  Section 302 Certifications

             32.1*  Section 906 Certifications

*    Filed herewith.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS

The following table presents fees paid or accrued for professional audit services rendered by Thomas Leger & Co., L.L.P. for the audit of our annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Thomas Leger & Co., L.L.P. during those periods.

                           FISCAL 2005    FISCAL 2004
                          --------------  ------------
     Audit fees (1)       $       36,555  $     31,750
     Audit related fees                -             -
     Tax fees                          -             -
     All other fees                    -             -
                          --------------  ------------
     Total                $       36,555  $     31,750
                          ==============  ============

(1) Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Thomas Leger & Co., L.L.P. in connection with statutory and regulatory filings or engagements.

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

                                        HOUSTON AMERICAN ENERGY CORP.
Dated:     March 31, 2006

                                        By:  /s/ John F. Terwilliger
                                             ---------------------------
                                             John F. Terwilliger
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




       Signature                          Title                      Date
-------------------------  -----------------------------------  --------------

/s/ John F. Terwilliger    Chairman, Chief Executive Officer,   March 31, 2006
-------------------------  President, Treasurer and Director
John F. Terwilliger        (Principal Executive Officer and
                           Principal Accounting Officer)

/s/ O. Lee Tawes III       Director                             March 31, 2006
-------------------------
O. Lee Tawes III

/s/ Edwin Broun III        Director                             March 31, 2006
-------------------------
Edwin Broun III

/s/ Stephen Hartzell       Director                             March 31, 2006
-------------------------
Stephen Hartzell

                                 HOUSTON AMERICAN ENERGY CORP.

                                 INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . .          F-1

Balance Sheet as of December 31, 2005 . . . . . . . . . . . . . . . . . . . . . .          F-2

Statements of Operations For the Years ended December 31, 2005 and 2004 . . . . .          F-3

Statements of Shareholders' Equity for the Years ended December 31, 2005 and 2004          F-4

Statements of Cash Flows For the Years Ended December 31, 2005 and 2004 . . . . .          F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6 to F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Houston  American  Energy  Corp.
Houston,  Texas


We have audited the accompanying balance sheet of Houston American Energy Corp. as of December 31, 2005 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Houston American Energy Corp. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


                                         Thomas  Leger  &  Co.,  L.L.P.

March  7,  2006
Houston,  Texas

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                           $ 1,724,100
  Accounts receivable                                                573,322
  Prepaid expenses                                                     9,965
                                                                 ------------

          TOTAL CURRENT ASSETS                                     2,307,387
                                                                 ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties, full cost method
    Costs subject to amortization                                  3,797,025
    Costs not being amortized                                        195,894
  Office equipment                                                    10,878
                                                                 ------------
  Total properties                                                 4,003,797

  Accumulated depreciation and depletion oil and gas properties   (1,372,552)
                                                                 ------------

          PROPERTY, PLANT AND EQUIPMENT, NET                       2,631,245
                                                                 ------------

OTHER ASSETS                                                         113,851
                                                                 ------------

  TOTAL ASSETS                                                   $ 5,052,483
                                                                 ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                               $   252,872
  Accrued expenses                                                   278,393
  Derivative Liability                                             2,813,175
  Accrued interest on shareholder loans                                4,400
                                                                 ------------

          TOTAL CURRENT LIABILITIES                                3,348,840
                                                                 ------------

LONG-TERM DEBT
  Subordinated convertible notes-net of discount                      34,167
  Notes payable to principal shareholder                             900,000
  Reserve for plugging costs                                          41,249
                                                                 ------------

          TOTAL LONG-TERM DEBT                                       975,416
                                                                 ------------

SHAREHOLDERS' EQUITY
Common stock, par value $.001;
  100,000,000 shares authorized, 19,970,589 shares outstanding        19,971
Additional paid-in capital                                         2,851,920
Treasury stock, at cost; 100,000 shares                              (85,834)
Accumulated deficit                                               (2,057,830)
                                                                 ------------

           TOTAL SHAREHOLDERS' EQUITY                                728,227
                                                                 ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 5,052,483
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                          2005          2004
                                                      ------------  ------------
REVENUE:
  Oil and gas                                         $ 2,780,457   $ 1,182,063
  Commission income                                        60,000             -
  Interest                                                 34,191         6,058
                                                      ------------  ------------

TOTAL REVENUE                                           2,874,648     1,188,121

OPERATING EXPENSES
  Lease operating and production tax                      953,624       413,723
  Joint venture expense                                    61,500        41,944
  Depreciation and depletion                              363,196       211,759
  General and administrative expense
    Professional fees                                     504,742       150,603
    Payroll expense                                       192,040        48,742
    Rent                                                   41,014        39,772
    Shareholder relations                                  14,019        29,363
    Travel and meals                                       21,650        16,046
    Dues and subscriptions                                 10,618        11,141
    Miscellaneous                                          51,746        37,745
                                                      ------------  ------------
      Total  expenses                                   2,214,149     1,000,838
                                                      ------------  ------------

OPERATING INCOME                                          660,499       187,283

OTHER EXPENSE
  Interest expense-Derivative                            (319,714)            -
  Net change in fair value of derivative liabilities     (402,628)            -
  Interest expense                                       (111,920)            -
  Interest expense on shareholder debt                    (72,000)      (72,000)
  Financing fees                                          (16,816)            -
                                                      ------------  ------------
      Total other expense                                (923,078)      (72,000)
                                                      ------------  ------------

(LOSS) INCOME BEFORE INCOME TAX                          (262,579)      115,283

PROVISION FOR INCOME TAX
    Current                                               239,201             -
    Deferred                                                    -             -
                                                      ------------  ------------
TOTAL INCOME TAX PROVISION                                239,201             -
                                                      ------------  ------------

NET (LOSS) INCOME                                     $  (501,780)  $   115,283
                                                      ============  ============

BASIC AND DILUTED INCOME  PER SHARE                   $     (0.03)  $      0.01
                                                      ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES              19,970,553    19,619,084
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.

                                          HOUSTON AMERICAN ENERGY CORP.
                                        STATEMENT OF SHAREHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
----------------------------------------------------------------------------------------------------------------

                                        Common Stock               Treasury Stock      Accumulated
                               -------------------------------  ---------------------
                                                    Paid - in                             Equity
                                 Shares    Amount    Capital      Shares     Amount     (Deficit)       Total
                               ----------  -------  ----------  ----------  ---------  ------------  -----------
Balance at December 31, 2003   19,285,106  $19,285  $2,299,767  $       -   $      -   $(1,671,334)  $  647,718

Stock issued for -
  Cash                            532,983      533     349,910                                          350,443
  Services                        150,000      150     150,350                                          150,500
Purchase of treasury stock                                       (100,000)   (85,834)                   (85,834)

  Net income                            -        -           -          -          -       115,283      115,283
                               ----------  -------  ----------  ----------  ---------  ------------  -----------

Balance at December 31, 2004   19,968,089  $19,968  $2,800,027   (100,000)  $(85,834)  $(1,556,051)  $1,178,110

Stock issued for -
  Services                          2,500        3       2,447          -          -             -        2,450
  Stock options issued                  -        -      49,447          -          -             -       49,447
  Net income                            -        -           -          -          -      (501,780)    (501,780)
                               ----------  -------  ----------  ----------  ---------  ------------  -----------

Balance at December 31, 2005   19,970,589  $19,971  $2,851,921   (100,000)  $(85,834)  $(2,057,831)  $  728,227
                               ==========  =======  ==========  ==========  =========  ============  ===========

   The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------

                                                    2005         2004
                                                ------------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Income (loss) from operations                 $  (501,780)  $ 115,283

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FROM OPERATIONS
  Depreciation and depletion                        363,196     211,759
  Non-cash expenses                                  51,895      17,166
  Derivative expense                                722,342
  (Increase) in accounts receivable                (333,180)   (174,138)
  (Increase) decrease in prepaid expense             79,983     (84,009)
  (Increase) decrease in other assets                16,816      36,864
  Increase in accounts payable
    and accrued expenses                            295,309     175,070
                                                ------------  ----------

  Net cash provided by operations                   694,581     297,995
                                                ------------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of properties and assets           (1,589,594)   (611,897)
  Funds in excess of prospect costs                       -      21,650
                                                ------------  ----------

  Net cash used in investing activities          (1,589,594)   (590,247)
                                                ------------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Sale of common stock - net of costs                     -     350,443
  Issuance of debt, net of costs                  1,997,500           -
  Payment on loans from principal shareholder      (100,000)          -
                                                ------------  ----------

  Net cash provided by financing                  1,897,500     350,443
                                                ------------  ----------

INCREASE IN CASH                                  1,002,487      58,191
  Cash, beginning of period                         721,613     663,422
                                                ------------  ----------

  Cash, end of period                           $ 1,724,100   $ 721,613
                                                ============  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                 $   150,865   $  67,600
  Taxes paid                                    $         -   $       -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Stock issued for oil and gas activity         $         -   $  47,500

   The accompanying notes are an integral part of these financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

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

GENERAL  PRINCIPLES  AND  USE  OF ESTIMATES - The financial statements have been
--------------------------------------------
prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

The Company categorizes its full costs pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method.

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years. Oil and gas properties and office equipment carrying values do not purport to represent replacement or market values.

Depreciation expense for office equipment was $2,175 and $2,175 at December 31, 2005 and 2004, respectively and accumulated reserved for depreciation was $7,633 at December 31, 2005. Depletion and amortization for oil and gas properties was $359,521 and $206,584 at December 31, 2005 and 2004, respectively and accumulated reserve for depletion and amortization was $1,364,918 at December 31, 2005. Repairs and maintenance are expensed as incurred.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

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

These estimates, made by an independent reservoir engineer (approximately 65% of reserves) and a reservoir engineer that is a shareholder and director, are reviewed and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in assumptions based on, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to uneconomical conditions.

Unevaluated oil and gas properties not subject to amortization at December 31, 2005 include the following:

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

                                                   North     South
                                                  America   America    Total
                                                  --------  --------  --------
     Acquistion costs                             $ 44,548  $      -  $ 44,548
     Geological, geophysical and screening costs       307   151,039   151,346
                                                  --------  --------  --------
                   Total                          $ 44,855  $151,039  $195,894
                                                  ========  ========  ========

ASSET RETIREMENT OBLIGATIONS - The Company has adopted SFAS 143, "Accounting for
----------------------------
Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. For the company, asset retirement obligations ("ARO") represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Under the company's previous accounting method, the company included estimated future costs of abandonment and dismantlement in full cost amortization base and amortized these costs as a component of depletion expense. Subsequent to adoption of SFAS 143, the ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability have been included in the computation of the discounted present value of estimated future net revenues.

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2005 and 2004. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2005 and 2004.

                                                        Years Ended   December 31,
                                                           2005           2004
                                                       -------------  -------------
     ARO liability at January 1,                       $     39,952   $      15,625
     Accretion expense                                        4,504           3,000
     Liabilities incurred from drilling                      20,505
     Liabilities incurred - assets acquired                   3,501
     Liabilities settled - assets abandoned                 (17,423)
     Changes in estimates                                    (9,790)         21,327
                                                       -------------  -------------

     ARO liability at December 31                      $     41,249   $      39,952
                                                       =============  =============

JOINT  VENTURE  EXPENSE  -  Joint  venture  expense  reflects the indirect field
-----------------------
operating and regional administrative expenses billed by the operator of the Columbian CaraCara and Tambaqui concessions.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

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

CONCENTRATION  OF  RISK -  The Company is dependent upon the industry skills and
-----------------------
contacts of John F. Terwilliger, the sole director and chief executive officer, to identify potential acquisition targets in the onshore coastal Gulf of Mexico region of Texas and Louisiana. Further, as a non-operator oil and gas exploration and production company and through its interest in a limited liability company and four concessions in the South American country of Colombia, the Company is dependent on the personnel, management and resources of those entities to operate efficiently and effectively.

As a non-operating joint interest owner, the Company has a right of investment refusal on specific projects and the right to examine and contest its division of costs and revenues determined by the company operator.

The Company currently has interests in several concessions in Colombia and expects to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Company's Colombian operations, the Company may be forced to abandon or suspend their efforts. Either of such events could be harmful to the Company expected business prospects.

At December 31, 2005, 68% of the Company's net oil and gas property investment and 73% of its revenue was with or derived from the company managing the Columbian properties.

The majority of the oil production for 2005 from the Company's mineral interests were sold to an international integrated oil company (96%) The gas production is sold to U.S. natural gas marketing company based on the highest bid. There were no other product sales of more than 10% to a single buyer.

The Company maintains its cash in two banks in Houston, Texas. The total cash balance is insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with the two banks in Houston, Texas that exceeded the balances insured by the F.D.I.C. by $1,524,000.

Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. As the Company has not elected to change to the fair value based method of accounting for stock based employee compensation, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations. All disclosure requirements of SFAS No. 148 have been adopted and are reflected in these financial statements.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

RESTATEMENT OF INTERIM QUARTERS
-------------------------------

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

The Company has recently determined that its original accounting for the Subordinated Convertible Notes ("Convertible Notes") and Warrants ("Warrants") issued on May 4, 2005, were not reported in accordance with generally accepted accounting principles. The Notes were originally recorded at their notional amounts; and the fair value of the Warrants was included in Shareholders' Equity. The Company subsequently determined that the Convertible Notes and Warrants contain detachable and embedded derivatives. The Company has revised its accounting for the Convertible Notes and Warrants in this filing, and will concurrently file amendments to its previously filed Forms 10-QSB for the three and six months ended June 30, 2005, and the three and nine months ended September 30, 2005.

SUBORDINATED CONVERTIBLE NOTES AND WARRANTS- DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------------------------------------------

The Convertible Notes and the Warrants have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified the following instruments and derivatives:
Convertible Notes
Conversion feature
Conversion price reset feature
Company's optional redemption right
Warrants
Warrants exercise price reset feature

The Company has identified the conversion feature; the conversion price reset feature and the Company's optional early redemption right within the Convertible Notes to represent embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. The conversion feature, the conversion price reset feature and the Company's optional early redemption right within the Convertible Notes have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The Company has identified the common stock warrant to be a detachable derivative. The warrant exercise price reset provision is an embedded derivative within the common stock warrant. The common stock warrant and the embedded warrant exercise price reset provision have been accounted for as a separate single hybrid compound instrument.


The Single Compound Embedded Derivatives within Convertible Notes and the Derivative Liability for Warrants have been recorded at fair value at the date of issuance (May 4, 2005); and are marked-to-market each quarter with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the single compound embedded derivatives under the following methods: a layered discounted probability-weighted cash flow approach for the Single Compound Embedded Derivatives within Convertible Notes; and the Black-Scholes model for the Derivative Liability for Warrants based on a probability weighted exercise price".

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.


RECENT  ACCOUNTING  DEVELOPMENTS  -  In  April 2005, the Securities and Exchange
--------------------------------
Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ('SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. The Company does not expect that SFAS 123R will have a material impact on its consolidated financial statements.

     In May 2005, the Financial Accounting Standards Board ('FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3"('SFAS 154"), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company does not expect that SFAS 154 will have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"). Previous guidance regarding the accounting for nonmonetary assets was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This previous guidance, however, included certain exceptions to that principle, SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are generally effective for nonmonetary asset

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 is an interpretation of FAS No. 143, Asset Retirement Obligations, and relates to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47, effective December 31, 2005, did not have an effect on the Company's consolidated results of operations or financial position.


NOTE  2.  -  NOTES  PAYABLE

NOTE  PAYABLE  -  SHAREHOLDER

A note payable at December 31, 2005, in the amount of $900,000, is owed to John Terwilliger, Chief Executive Officer, who is also a significant shareholder. The note is not secured, bears interest at 7.2% and is due on January 1, 2007 with interest paid monthly, based on cash flow.

SUBORDINATED  CONVERTIBLE  NOTES

On May 4, 2005, the Company entered into purchase agreements with multiple investors pursuant to which the Company sold $2,125,000 of 8% subordinated convertible notes due 2010.

The notes bear interest at 8%, provide for semi-annual interest payments and mature May 1, 2010. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $1.00 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share if the Company issues its common stock to others below the stated conversion price. The notes are subject to automatic conversion in the event the Company conducts an underwritten public offering of its common stock from which the Company receives at least $5 million and the public offering price is at least 150% of the then applicable conversion price. The Company has the right to cause the notes to be converted into common stock after May 1, 2006 if the price of the Company's common stock exceeds 200% of the then applicable conversion price on the date of conversion and for at least 20 trading days over the preceding 30 trading days. The Company has the right to repurchase the Notes after May 1, 2007 at 103% of the face amount during 2007, 102% of the face amount during 2008, 101% of the face amount during 2009 and 100% of the face amount thereafter. The notes are unsecured general obligations of the Company and are subordinated to all other indebtedness of the Company unless the other indebtedness is expressly made subordinate to the notes.

The conversion feature, the conversion price, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued (as amended-see restatement in Note 1) at $2,368,485 at May 4, 2005. The fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. At inception, the fair value of this single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

resulted in a reduction of the initial notional carrying amount of the Convertible Notes (as unamortized discount which will be amortized over a five-year period under the effective interest method). At inception the excess of the unamortized discount over the notional amount of the Convertible Note in the amount of $285,547 was charged to expense in the Company's statement of operations.

 At May 4, 2005 (inception as amended), the Convertible Notes were adjusted as follows:

    Notional balance of Convertible Notes at inception            $ 2,125,000
    Adjustment-Discount for single compound derivative liability   (2,125,000)
                                                                  ------------
    Convertible Notes balance at inception, as adjusted           $         -
                                                                  ============

At December 31, 2005, the Convertible Notes comprised the following:

    Notional balance of Convertible Notes at December 31, 2005    $ 2,125,000
    Adjustment-Discount for single compound derivative liability   (2,090,833)
                                                                  ------------
    Convertible Notes balance at December 31, 2005, as adjusted   $    34,167
                                                                  ============

For the period from inception of the Convertible Notes (May 4, 2005) through December 31, 2005, the amortization of unamortized discount on the Convertible Notes was $34,167, which has been classified as interest expense in the accompanying statement of operation.

The Derivative Liability-Compound Embedded Derivatives within Convertible Notes reflect the following activity for the period from inception (May 4, 2005) through December 31, 2005:

    Balance at inception (May 4, 2005)                                                 $2,368,485
    Mark-to-market adjustment for the period from inception through December 31, 2005      15,561
                                                                                       ----------
    Balance at December 31, 2005                                                       $2,384,046
                                                                                       ==========

WARRANTS

On  May  4,  2005,  the  Company entered into three year warrant agreements (the
'Warrants") with nine parties whereby 191,250 warrants were issued at an exercise price of $1.00 per share, subject to a reset provision whereby the exercise price would be adjusted downward in the event the Company issued its common stock to others at a price below the initial warrant exercise price. This reset provision represents an embedded derivative, which has not been bifurcated from the host warrant contract (as both are derivatives) and has been a derivative liability at its fair value at date of inception utilizing the Black-Scholes method with a probability weighted exercise price. This fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the warrants, such as risk free interest rate, expected Company stock price and volatility, likelihood of exercise, and timely registration. The assumptions used at December 31, 2005 were a risk-free interest rate of 3.08%, volatility of 40%, expected term of 2.3 years, dividend yield of 0.00% and a probability weighted exercise price of $.983. The common stock warrants and the embedded warrant price reset provision were initially fair valued (as amended-see restatement in Note 1) at $42,063 at May 4, 2005. At inception, the amount of the value assigned over the notional amount of the Convertible Note in the amount of $42,063 was charged to expense in the Company's statement of operations.

The Derivative Liability-Compound Embedded Derivatives within Warrants reflect the following activity for the period from inception (May 4, 2005) through December 31, 2005.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

    Balance at inception (May 4, 2005)                                                  $ 42,063
    Mark-to-market adjustment for the period from inception through December 31, 2005    387,067
                                                                                        --------
    Balance at December 31, 2005                                                        $429,130
                                                                                        ========

Activity  of  warrants  during  the  year ended December 31, 2005 is as follows:

                                                           Weighted
                                                           Average
                                               Warrants  Share Price
                                               --------  ------------
           Outstanding at beginning of period         -             -
           Granted                              191,250  $       1.00
                                               --------  ------------
           Outstanding at end of period         191,250  $       1.00
                                               ========  ============

Warrants  outstanding  and  exercisable  as  of  December  31,  2005:

             Exercise   Number of  Remaining  Number of
             Price       Shares      Life      Shares
             ---------  ---------  ---------  ---------
             1.00        191,250       2.58    191,250
             =========  =========  =========  =========

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

For the period from inception of the Convertible Notes and Warrants (May 4, 2005) through December 31, 2005, the change in fair value of the derivative liabilities includes the following:

  Derivative Liability-Compound Embedded Derivatives within Convertible Notes      $ 15,561
  Derivative liability-Compound Embedded Derivatives within Common Stock Warrants   387,067
                                                                                   --------
  Net increase in fair value of derivative liabilities                             $402,628
                                                                                   ========

NOTE  3.  -  RELATED  PARTIES

In conjunction with the Company's efforts to secure oil and gas prospects, financing and services, it has, from time to time, granted overriding royalty interests in the Company's various mineral properties to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a significant shareholder. During 2005 and 2004, approximately $60,000 and $36,000, respectively, was paid to John Terwilliger and Orrie L. Tawes from these royalty interests.

NOTE  4  -  INCOME  TAXES

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2005 and 2004.

                                                             2005       2004
                                                          ----------  ---------
    (Loss) income before income taxes                     $(262,579)  $115,238
                                                          ==========  =========

    Income tax computed at statutory rates                $ (89,277)  $ 39,196
    Derivative expense                                      245,596          -
    Effect of foreign tax provision, before effect of
    changes in tax rate, on the total tax provision         171,247          -
    Permanent differences, nondeductible expenses             1,934      7,168
    Increase (decrease) in valuation allowance              (96,766)   (58,264)
    Other                                                     6,467     11,900
                                                          ----------  ---------

    Tax provision                                         $ 239,201   $      -
                                                          ==========  =========

    Current provision
    United States                                         $       -   $      -
    Foreign                                                 239,201          -
    Deferred provision                                            -          -
                                                          ----------  ---------
    Total provision                                       $ 239,201   $      -
                                                          ==========  =========

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward of approximately $1,173,000 which will expire in 2016 through 2018. In addition, the Company has approximately $239,000 of foreign tax credit carryforward which will expire in 2016. The Company's net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the loss as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2005 are set out below.

                                                       2005        2004
                                                    ----------  ----------
        Deferred tax asset:
          Net operating loss carryforwards          $ 398,888   $ 459,550
          Foreign tax credit carryforward             239,201
          Asset retirement obligation                  15,115      13,584
          Valuation allowance                        (420,450)   (337,259)
          Book over tax depreciation, depletion
            and capitalization methods on oil
            and gas properties                       (234,250)   (137,371)
          Book over tax accrued interest payments       1,496       1,496
                                                    ----------  ----------

        Net deferred tax asset                      $       -   $       -
                                                    ==========  ==========

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

FOREIGN  INCOME  TAXES
----------------------

The Company owns an interest in a Limited Liability Company that operates the activities in Columbia. Colombia's tax rate is 38.5%. Based on information provided by the manager of the LLC the company has determined their share of the Columbia tax liability for 2005 will be $239,201. This amount has been accrued in the fourth quarter and will be funded by withholdings from the revenue received in 2006.

NOTE  5.  -  STOCK  OPTION

On August 12, 2005, the Company's Board of Directors adopted the Houston American Energy Corp. 2005 Stock Option Plan (the "Plan"). The terms of the Plan allow for the issuance of options to purchase 500, 000 shares of the Company's common stock. Persons eligible to participate in the Plan are key employees, consultants and directors of the Company. During the year the Company granted 60,000 options to the members of the Board of Directors and 29,000 to consultants.

The fair value of the options granted to consultants was valued on the date of the grant using the Black-Scholes option-pricing model with the following assumptions, risk-free interest rate of 4.29%, expected life of 10 years , expected stock volatility of 40%, expected dividend yield 0.0%. Using this model yielded a value of $49,447 which was charge to expense in 2005.

The fair value of the options granted to members of the board of directors was valued on the date of the grant using the Black-Scholes option-pricing model with the following assumptions, risk-free interest rate of 4.29%, expected life of 10 years , expected stock volatility of 40%, expected dividend yield 0.0%. If the Company had accounted for the option as recommended in SFAS 123, directors fee expense would have had the following pro forma effect on our net loss and earnings per share for the year ended December 31, 2005.

      Net loss as reported                                      $(501,780)
      Less: Directors fees determined using fair value method     (69,600)
                                                                ----------

      Net (loss)                                                $(571,380)
                                                                ==========

      Net loss per share - as reported                          $   (0.03)

      Net loss per share pro-forma                              $   (0.03)

Option  activity  during  2005  is  as  follows:

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

                                                    Weighted
                                                    Average
                                         Options  Share Price
                                         -------  ------------
       Outstanding at beginning of year        -  $          -

       Granted                            89,000          2.42
       Excersied                               -             -
       Forfieted                               -             -
                                         -------  ------------
       Outstanding at end of year         89,000  $       2.42
                                         =======  ============

NOTE  6.  -  COMMON  STOCK

During the year ended December 31, 2005, the Company issued 2,500 shares of its common stock for services valued at $2,450.

NOTE  7.  -  COMMITMENTS  AND  CONTINGENCIES

LEASE COMMITMENT - The Company leases office facilities under an operating lease
----------------
agreement which expires November 30, 2006. The lease agreement requires payments of $33,026 in 2006. Total rental expense in 2005 was $41,014 and $39,772 in 2004. The Company does not have any capital leases or other operating lease commitments.

LEGAL  CONTINGENCIES  -  The Company is subject to legal proceedings, claims and
--------------------
liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. During the twelve months ended December 31, 2005, the Company was named as defendant in a suit filed in the United States Bankruptcy Court for the Southern District of Texas. The Company settled the bankruptcy litigation. The Company paid the $25,000 to settle the case.

DEVELOPMENT  COMMITMENTS  -  During  the ordinary course of oil and gas prospect
------------------------
development, the Company commits to a proportionate share for the cost of acquiring mineral interest, drilling exploratory or development wells and acquiring seismic and geological information. At January 1, 2006, our acquisition and drilling budget for 2006 totaled $1,700,000.

POST  RETIREMENT  BENEFITS - At December 31, 2005, the Company does not have any
--------------------------
pension  plans,  other  postretirement  benefits  or  employee  savings  plans.

NOTE 8 - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and gas Producing Activities".

GEOGRAPHICAL DATA - The following table shows the Company's oil and gas revenues
-----------------
and lease operating expenses, which includes the joint venture expenses incurred in South America, by geographic area:

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

                                    2005        2004
              REVENUES
                  North America  $  739,384  $  373,591
                  South America   2,041,072     808,472
                                 ----------  ----------

                                 $2,780,456  $1,182,063
                                 ==========  ==========

              PRODUCTION COST
                  North America  $   79,542  $   59,275
                  South America     874,082     354,448
                                 ----------  ----------
                                 $  953,624  $  413,723
                                 ==========  ==========

CAPITAL  COSTS  -  Capitalized  costs  and accumulated depletion relating to the
--------------
Company's oil and gas producing activities as of December 31, 2005, all of which are onshore properties located in the United States and Columbia, South America are summarized below:

                                                 NORTH        SOUTH
                                                AMERICA      AMERICA       TOTAL
                                              -----------  -----------  ------------
       Unproved properties not
         being amortized                      $   44,855   $  151,039   $   195,894

       Properties being amortized              1,760,286    2,039,944     3,800,230
         Accumulated depreciation, depletion
           and amortization                     (960,053)    (404,865)   (1,364,918)
                                              -----------  -----------  ------------

       Total capitalized costs                $  845,088   $1,786,118   $ 2,631,206
                                              ===========  ===========  ============

AMORTIZATION RATE
-----------------

The amortization rate per unit based on barrel equivalents was $6.08 for North America and $6.82 for South America.

ACQUISITION,  EXPLORATION  AND DEVELOPMENT COSTS INCURRED -Costs incurred in oil
---------------------------------------------------------
and gas property acquisition, exploration and development activities for December 31, 2005 and 2004 is summarized below:

                                             2005
                                     ----------------------
                                       North       South
                                      America     America
                                     ----------  ----------
        Property acquisition costs:
           Proved                    $  733,719  $  355,000
           Unproved                      44,548           -
        Exploration costs               954,916   1,508,388
        Development costs                71,950     324,398
                                     ----------  ----------

        Total costs incurred         $1,805,133  $2,187,786
                                     ==========  ==========

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

                                             2004
                                    ----------------------
                                      North       South
                                     America     America
                                    ----------  ----------
       Property acquisition costs:
          Proved                    $  776,219  $  405,002
          Unproved                      48,636      12,159
       Exploration costs               428,476     128,275
       Development costs                21,077     583,685
                                    ----------  ----------

       Total costs incurred         $1,274,408  $1,129,121
                                    ==========  ==========

RESERVE  INFORMATION  AND  RELATED STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
--------------------------------------------------------------------------------
CASH  FLOWS  -
-----------

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company's reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

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

Independent petroleum engineers estimated proved reserves for the Company's properties which represented approximately 65% of total estimated future net revenues at December 31, 2005. The remaining reserves were estimated by a petroleum engineer who is also a shareholder and director of the Company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

                                    North America         South America             Total
                                ---------------------  --------------------  ---------------------
                                Gas (mcf)  Oil (bbls)  Gas(mcf)  Oil (bbls)  Gas (mcf)  Oil (bbls)
                                ---------------------  --------------------  ---------------------
Total proved reserves
  Balance December 31, 2003      176,600       4,400          -    269,707    176,600     274,107
  Extensions and discoveries      54,458      11,274          -    264,981     54,458     276,255
  Revisions of prior estimates    32,881      (3,198)         -   (214,948)    32,881    (218,146)
  Production                     (61,519)       (886)         -    (24,040)   (61,519)    (24,926)
                                ---------  ----------  --------  ----------  ---------  ----------
  Balance December 31, 2004      202,420      11,590          -    295,700    202,420     307,290

  Extensions and discoveries     270,536         424          -    146,109    270,536     146,533
  Revisions of prior estimates   456,656      (7,810)         -   (128,290)   456,656    (136,100)
  Production                     (78,962)     (1,404)         -    (42,898)   (78,962)    (44,302)
                                ---------  ----------  --------  ----------  ---------  ----------
  Balance December 31, 2005      850,650       2,800          -    270,621    850,650     273,421
                                =========  ==========  ========  ==========  =========  ==========

Proved developed reserves
  at December 31, 2004           141,000       2,500                97,610    141,000     100,110
                                =========  ==========            ==========  =========  ==========
  at December 31, 2005           364,970         560          -    200,437    364,970     200,997
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

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

Standard measure of discounted future net cash flows at December 31, 2005:

                                                                     NORTH        SOUTH
                                                                    AMERICA      AMERICA       TOTAL
                                                                   -------------------------------------
Future net cash flows                                              $7,838,800  $13,738,632  $21,577,432
Future production cost                                              3,596,700    5,281,244    8,877,944
Future income tax expense                                             413,513    3,608,140    4,021,653
                                                                   ----------  -----------  ------------
Future net cash flow                                                3,828,587    4,849,248    8,677,835
  10% annual discount for timing of cash flows                      1,217,161    1,085,074    2,302,235
                                                                   ----------  -----------  ------------

Standardized measure of discounted future net
  cash flow relating to proved oil and gas reserves                $2,611,426  $ 3,764,174  $ 6,375,600
                                                                   ==========  ===========  ============

Changes in standardized measure:

Change due to current year operations
  Sales, net of production costs                                                            $(1,826,833)
Changes due to revisions in standardized variables:
  Income taxes                                                                               (2,530,084)
  Accretion of discount                                                                         517,721
  Net change in sales and transfer price, net of production costs                             1,332,704
  Revision and others                                                                        (1,374,796)
  Discoveries                                                                                 4,865,019
  Changes in production rates and other                                                       1,386,245
                                                                                            ------------
Net                                                                                           2,369,976
Beginning of year                                                                             4,005,624
                                                                                            ------------

End of year                                                                                 $ 6,375,600
                                                                                            ============

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                       ----------------------------------

Standard measure of discounted future net cash flows at December 31, 2004:


                                                        NORTH        SOUTH
                                                       AMERICA      AMERICA      TOTAL
                                                     ----------  -----------  ------------
Future net cash flows                                $1,693,780  $10,018,312  $11,712,092
Future production cost                                  267,550    4,709,171    4,976,721
Future income tax expense                               271,884    1,219,685    1,491,569
                                                     ----------  -----------  ------------
Future net cash flow                                  1,154,346    4,089,456    5,243,802
  10% annual discount for timing of cash flows          310,053      928,125    1,238,178
                                                     ----------  -----------  ------------

Standardized measure of discounted future net
  cash flow relating to proved oil and gas reserves  $  844,293  $ 3,161,331  $ 4,005,624
                                                     ==========  ===========  ============

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