Form 10QSB
period 2006-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2006-05-15
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

     As of May 8, 2006, we had 27,628,922 shares of $.0001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)   Yes [ ]  No [X]

                              HOUSTON AMERICAN ENERGY CORP.
                              -----------------------------

                                       FORM 10-QSB

                                          INDEX

                                                                                Page No.
                                                                                --------
PART I.     FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

        Balance Sheet as of March 31, 2006 . . . . . . . . . . . . . . . . . .         3

        Statements of Operations for the three months
          ended March 31, 2006 and March 31, 2005. . . . . . . . . . . . . . .         4

        Statements of Cash Flows for the three months
          ended March 31, 2006 and March 31, 2005. . . . . . . . . . . . . . .         5

        Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .         6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . . . .         8

      Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . .        13

PART II     OTHER INFORMATION

      Item 6.Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

                             PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                              HOUSTON AMERICAN ENERGY CORP.
                                      BALANCE SHEET
                                     March 31, 2006
                                       (Unaudited)

                                         ASSETS
                                         ------

CURRENT ASSETS:
  Cash                                                                      $ 1,262,811
  Accounts receivable                                                           265,439
                                                                            ------------
    Total current assets                                                      1,528,250
                                                                            ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
      Costs subject to amortization                                           4,236,446
  Costs not being amortized                                                     822,708
  Furniture and equipment                                                        10,878
                                                                            ------------
        Total property, plant and equipment                                   5,070,032
  Accumulated depreciation and depletion                                     (1,462,030)
                                                                            ------------
        Total property, plant and equipment, net                              3,608,002
                                                                            ------------

OTHER ASSETS                                                                    107,465
                                                                            ------------
        Total Assets                                                        $ 5,243,717
                                                                            ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $   716,934
  Derivative liability                                                        2,916,252
    Notes payable to principal shareholder                                      900,000
                                                                            ------------
      Total current liabilities                                               4,533,186
                                                                            ------------

LONG-TERM DEBT:
  Subordinated convertible notes - net of discount                               51,057
  Reserve for plugging costs                                                     41,249
                                                                            ------------
    Total long-term liabilities                                                  92,306
                                                                            ------------

SHAREHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 19,970,589 shares outstanding                                    19,971
  Additional paid-in capital                                                  2,851,920
  Treasury stock, at cost; 100,000 shares                                       (85,834)
  Accumulated deficit                                                        (2,167,832)
                                                                            ------------
      Total shareholders' equity                                                618,225
                                                                            ------------
        Total liabilities and shareholders' equity                          $ 5,243,717
                                                                            ============

    The accompanying notes are an integral part of these financial statements

                                  HOUSTON AMERICAN ENERGY CORP.
                                     STATEMENT OF OPERATIONS
                                           (Unaudited)


                                                           For the Three Months Ended March 31,
                                                           -------------------------------------
                                                                 2005                2006
                                                           -----------------  ------------------
Revenue
  Oil and gas                                              $         445,510  $         666,172
  Interest                                                             2,204             16,219
                                                           -----------------  ------------------
Total revenue                                                        447,714            682,391
                                                           -----------------  ------------------

Expenses of operations
  Lease operating expense and severance taxes                        170,773            194,651
  Joint venture expenses                                              13,823             49,478
  General and administrative expense                                 168,096            211,579
  Depreciation and depletion                                          62,627             89,479
                                                           -----------------  ------------------
Total operating expenses                                             415,319            545,187
                                                           -----------------  ------------------

Income from operations                                                32,395            137,204
                                                           -----------------  ------------------

Other expenses
  Interest expense - derivative                                            -             16,890
  Net change in fair value of derivative liabilities                       -            103,077
  Foreign taxes                                                       11,326             62,153
  Interest expense                                                         -             42,500
  Interest expense on shareholder debt                                18,000             16,200
  Financing fees                                                           -              6,386
                                                           -----------------  ------------------
Total other expenses                                                  29,326            247,206
                                                           -----------------  ------------------

Net income (loss)                                          $           3,069  $        (110,002)
                                                           =================  ==================

Basic and diluted income (loss) per share                  $            0.00  $           (0.01)
                                                           =================  ==================

Basic and diluted weighted average shares                         19,968,089         19,970,589
                                                           =================  ==================

    The accompanying notes are an integral part of these financial statements

                                      HOUSTON AMERICAN ENERGY CORP.
                                         STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                    For the Three Months Ended March 31,
                                                                   --------------------------------------
                                                                          2005                2006
                                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from operations                                    $           3,069   $        (110,002)
Adjustments to reconcile net loss
  to net cash from operations
    Depreciation and depletion                                                62,627              89,479
    Derivative activity                                                            -             119,967
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (94,433)            307,882
    (Increase) decrease in prepaid expense                                    65,546               9,965
    Decrease in other assets                                                       -               6,386
    Increase in accounts payable and accrued expenses                         36,129             181,269
                                                                   ------------------  ------------------

Net cash provided by operations                                               72,938             604,946
                                                                   ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                                     (511,621)         (1,066,235)
                                                                   ------------------  ------------------

Net cash used by investing activities                                       (511,621)         (1,066,235)
                                                                   ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                               -                   -
                                                                   ------------------  ------------------

(Decrease) in cash and equivalents                                          (438,683)           (461,289)
Cash, beginning of period                                                    721,613           1,724,100
                                                                   ------------------  ------------------
Cash, end of period                                                $         282,930   $       1,262,811
                                                                   ==================  ==================

SUPPLEMENT CASH FLOW INFORMATION:
  Interest paid                                                    $          18,000   $          16,200
                                                                   ==================  ==================

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)


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

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2005.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2005 have been reclassified to conform to the 2006 presentation.

NOTE 3. - SUBORDINATED CONVERTIBLE NOTES AND WARRANTS - DERIVATIVE LIABILITIES

In conjunction with the issuance in May 2005 of Convertible Notes, the conversion feature, the conversion price, reset provision and the Company's optional early redemption right in the Convertible Notes have been bundled together as a single compound embedded derivative liability and, using a layered discounted probability-weighted cash flow approach, was initially fair valued at $2,368,485 at May 4, 2005. The fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. At inception, the fair value of this single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Convertible Notes (as unamortized discount which will be amortized over a five-year period under the effective interest method). At inception the excess of the unamortized discount over the notional amount of the Convertible Note in the amount of $285,547 was charged to expense in the Company's statement of operations.

At March 31, 2006, the Convertible Notes comprised the following:

          Notional balance of Convertible Notes at March 31, 2006         $  2,125,000
          Adjustment - Discount for single compound derivative liability   (2,073,943)
                                                                          ------------
          Convertible Notes balance at March 31, 2006, as adjusted        $    51,057
                                                                          ============

For the period from December 31, 2005 through March 31, 2006, the amortization of unamortized discount on the Convertible Notes was $16,890, which has been classified as interest expense in the accompanying statement of operation.

The Derivative Liability reflected on the balance sheet at March 31, 2006 consists of the Derivative Liability-Compound Embedded Derivatives within the Convertible Notes plus the Derivative Liability-Compound Embedded Derivatives within the Warrants issued in conjunction with the Convertible Notes.

The Derivative Liability-Compound Embedded Derivatives within Convertible Notes reflect the following activity for the period from December 31, 2005 through March 31, 2006:

          Balance at December 31, 2005                                        $2,384,046
          Mark-to-market adjustment for the period from December 31, 2005 to
            March 31, 2006                                                       119,435
                                                                              ----------
          Balance at March 31, 2006                                           $2,503,481
                                                                              ==========

The Derivative Liability-Compound Embedded Derivatives within Warrants reflect the following activity for the period from December 31, 2005 to March 31, 2006.

          Balance at December 31, 2005                                        $ 429,129
          Mark-to-market adjustment for the period from December 31, 2005 to
            March 31, 2006                                                     (16,358)
                                                                              ---------
          Balance at March 31, 2006                                           $412,771
                                                                              =========

NOTE 4. - SUBSEQUENT EVENTS

Issuance of Common Stock and Warrants

On April 28, 2006, the Company entered into Subscription Agreements (the "Purchase Agreements") with multiple investors pursuant to which the Company sold 5,533,333 shares of common stock (the "Shares") for $16,599,999.

The Shares were offered and sold in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors is an "accredited investor", as defined in Rule 501 promulgated under the Securities Act.

Pursuant to the terms of the Subscription Agreements, the Company and the investors entered into Registration Rights Agreements under which the Company agreed to file with the Securities and Exchange Commission, within 60 days, a registration statement covering the Shares. In conjunction with the placement of the Shares, John Terwilliger, O. Lee Tawes III and Edwin Broun III each entered into lock-up agreements pursuant to which each agreed not to offer or sell any shares of the Company's common stock until the earlier of the effective date of the registration statement relating to the Shares or one year from the sale of the Shares.

Sanders Morris Harris Inc. acted as placement agent in connection with the offer and sale of the Shares. For its services as placement agent, Sanders Morris Harris Inc. received commissions totaling $1,162,000 and a warrant (the "Placement Agent Warrant") to purchase 415,000 shares of common stock at $3.00 per share. The Registration Rights Agreements provide that the shares of common stock underlying the Placement Agent Warrant are to be included in the registration statement to be filed.

Repayment of Shareholder Loan

Shareholder loans, in the principal amount of $900,000, were repaid in full from the proceeds of the April 2006 private placement.

Conversion of 8% Subordinated Convertible Notes

On May 2, 2006, the Company notified the holders of its 8% Subordinated Convertible Notes (the "Notes") of its election to convert the Notes into shares of the Company's common stock. As a result of such election, the full principal amount of the Notes of $2,125,000 has been satisfied by conversion of the same into 2,125,000 shares of common stock.

The shares of common stock issued on conversion of the Notes were offered and issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each of the investors is an "accredited investor", as defined in Rule 501 promulgated under the Securities Act.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp. (the "Company") for the three months ended March 31, 2006, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2005.

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

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the Risk Factors in Item 1 and the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2005. As of, and for the quarter ended, March 31, 2006, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

-- UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at March 31, 2006:

                                        March 31, 2006
                                        ---------------
            Acquistion costs            $        98,807
            Evalution costs                     723,900
                                        ---------------
              Total                     $       822,707
                                        ===============

The carrying value of unevaluated oil and gas prospects include $706,353 expended for properties in the South American country of Colombia at March 31, 2006. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Drilling Activity

During the quarter ended March 31, 2006, the Company drilled 2 on-shore domestic wells as follows:

- The Obenhaus #1, a 7,100 -foot well on the Obenhaus Prospect in Wilbarger County, Texas was drilled and was a dry hole.

- The Riggins #1, a 6,400-foot test well on the West Fargo Prospect in Wilbarger County, Texas was drilled and was deemed non-commercial.

At March 31, 2006, the Company had one domestic well being drilled, the DDD-Evans #1, a 8,500-foot test well on the West Turkey Prospect in Hardeman County, Texas that was completed in April 2006. The well went on production on May 2, 2006 and as of May 9th was producing 95 BOPD.

At March 31, 2006, the Company had plans to drill 5 wells during the balance of 2006.

During the quarter ended March 31, 2006, the Company drilled 2 international wells in Colombia, both of which were dry holes.

At March 31, 2006, the Company had 1 well being drilled in Colombia with plans to drill 19 wells during the balance of 2006.

Leasehold Activity

During the quarter ended March 31, 2006, the Company acquired interests in one additional domestic prospect, a 10% working interest with a 7.5% net revenue interest in the 91.375 acre West Turkey Prospect in Hardeman County, Texas.

Seismic Activity

During the quarter ended March 31, 2006, the Company continued its ongoing investment in acquiring and developing seismic data with respect to its Colombian properties with shooting being completed on approximately 133 square miles of prospect acreage during the quarter.

Capital Raising Activity

In April 2006, the Company sold, in a private placement, 5,533,333 shares of common stock for gross proceeds of $16,599,999. In connection with the private placement of shares, the Company paid to the placement agent commissions of $1,162,000 and issued to the placement agent five year warrants to purchase 415,000 shares of common stock at $3.00 per share.

In May 2006, the Company repaid loans from its principal shareholder, in the principal amount of $900,000, from the proceeds of the April 2006 private placement.

In May 2006, the Company exercised its right to cause its outstanding 8% Subordinated Convertible Notes, in the aggregate principal amount of $2,125,000, to be converted into 2,125,000 shares of common stock.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 49.5% to $666,172 in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line during 2005, and (2) increases in oil and gas prices. The Company had interests in 17 producing wells in Colombia and 14 producing wells in the U.S. during the 2006 quarter as compared to 11 producing wells in Columbia and 7 producing wells in the U.S. during the 2005 quarter. Average prices from sales were $50.85 per barrel of oil and $8.38 per mcf of gas during the 2006 quarter as compared to $42.12 per barrel of oil and $5.33 per mcf of gas during the 2005 quarter.

                             Columbia     U.S.     Total
                             ---------  --------  --------
          2006 Quarter
                  Oil sales  $ 446,476  $ 18,038  $464,514
                  Gas sales          -   201,658   201,658
          2005 Quarter
                  Oil sales    323,892    21,855   345,747
                  Gas sales          -    99,763    99,763

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 14.0% to $194,651 in the 2006 quarter from $170,773 in the 2005 quarter. The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2006 period (31 wells as compared to 18 wells). Following is a summary comparison of lease operating expenses for the periods.

                        Columbia    U.S.     Total
                        ---------  -------  --------
          2006 Quarter  $ 146,904  $47,747  $194,651
          2005 Quarter    163,604    7,169   170,773

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $49,478 during the 2006 quarter and $13,823 for the first quarter of 2005. The increase in joint venture expenses was attributable to an increase in operational activities of the joint venture in acquiring new concessions.

Depreciation and Depletion Expense. Depreciation and depletion expense was $89,479 and $62,627 for the quarter ended March 31, 2006 and 2005, respectively. The increase is due to increases in domestic and Colombian production.

General and Administrative Expenses. General and administrative expense increased by 25.9% to $211,579 during the first quarter 2006 from $168,096 in the first quarter 2005. The increase in general and administrative expense was primarily attributable to professional fees to the auditors an fees incurred in calculating the effects of FASB 133.

Other Expense. Other expense consists of financing costs in the nature of interest and deemed interest associated with outstanding shareholder loans and convertible notes and warrants issued in May 2005 and foreign income taxes. Certain features of the convertible notes and warrants resulted in the recording of a deemed derivative liability on the balance sheet and periodic interest associated with the deemed derivative liabilities and changes in the fair market value of those deemed liabilities.

Other expenses, in total, increased from $29,326 in the first quarter of 2005 to $247,206 in the first quarter of 2006. The increase in other expenses was attributable to interest incurred on the convertible notes issued in May 2005 and deemed interest and related charges associated with the derivative liability as well as an increase in foreign income taxes. During the 2005 period, other expense was entirely attributable to interest accruing on a shareholder loan ($18,000) and income taxes attributable to operations in Colombia ($11,326). During the 2006 period, other expense related primarily to deemed interest on the derivative liability ($16,890), the net change in fair value of the derivative liability ($103,077), interest accrued on the convertible notes ($42,500), interest accrued on the shareholder loan ($16,200) and Colombian income taxes ($62,153). The decrease in interest on the shareholder loan was attributable to a partial prepayment of the shareholder loan during 2005.

Subsequent to March 31, 2006, the shareholder loan, in the principal amount of $900,000, was repaid in full from the proceeds of the Company's April 2006 private placement and, in May 2006, the subordinated convertible notes were converted into common stock. Accordingly, interest expense is expected to decrease substantially in, and following, the quarter ended June 30, 2006.

FINANCIAL CONDITION

Liquidity and Capital Resources. At March 31, 2006 the Company had a cash balance of $1,262,811 and working capital deficit of $88,684 compared to a cash balance of $1,724,100 and working capital of $1,771,722 at December 31, 2005. The decrease in cash and working capital during the period was primarily attributable to acquisitions of and investments in oil and gas properties and the classification of $900,000 of shareholder loans as current liabilities at March 31, 2006.

Derivative liabilities of $2,916,252 are recorded as current liabilities at March 31, 2006 as compared to $2,813,175 at December 31, 2005 but are not considered in computing working capital. The derivative liabilities represent the deemed fair value of the embedded derivatives included in the subordinated convertible notes and accompanying warrants that were issued during 2005 as measured at March 31, 2006 and December 31, 2005. Included within the derivative liabilities at March 31, 2006 was $2,073,943 attributable to the derivative features in the subordinated convertible notes which amount is reflected as a discount in the amount of the subordinated convertible note on the balance sheet as compared to $2,090,833 at December 31, 2005.

Following the Company's April 2006 private placement, the Company repaid the shareholder loan in full.

Operating cash flows for the 2006 quarter totaled $604,946 as compared to cash provided by operations during the 2005 quarter of $72,938. The increase in operating cash flow was primarily attributable to increased operating income ($104,809) and depreciation and depletion ($89,479), decreases in accounts receivable, prepaid and other assets ($324,624) and increases in accounts payable and accrued expenses ($181,269).

Investing activities used $1,066,235 during the 2006 quarter as compared to $511,621 used during the 2005 quarter. The increase in funds used in investing activities during the current quarter was primarily attributable to seismic costs incurred in South America and drilling activity.

The Company had no financing activities during either the 2006 quarter or the 2005 quarter.

Subsequent to March 31, 2006, the Company completed a sale of 5,533,333 shares of common stock for gross offering proceeds of $16,599,000. The Company paid commissions totaling $1,162,000 in connection with the sale of common stock.

Long-Term Debt. At March 31, 2006, the Company had long-term debt of $92,306 as compared to $975,416 at December 31, 2005. Long-term debt at March 31, 2006 consisted of a reserve for plugging costs of $41,249 and 8% subordinated convertible notes in the principal amount of $2,125,000, recorded net of discounts in the amount of $2,073,943 relating to the fair value of the embedded derivatives included in the subordinated convertible notes. The change in long-term debt was attributable to amortization of the discount on the convertible notes and the reclassification of shareholder loans of $900,000 as current liabilities.

In May 2006, the Company exercised its right to cause the 8% subordinated convertible notes to be converted into common stock resulting in satisfaction in the full of the notes, in the principal amount of $2,125,000, and the issuance of 2,125,000 shares of common stock.

Capital and Exploration Expenditures and Commitments. The Company's principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. With the receipt of additional equity financing in 2003, 2004 and 2006 and the May 2005 sale of convertible notes, and the increase in our revenues, profitability and operating cash flows, the Company expects that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first quarter of 2006, the Company invested approximately $1,066,000 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 3 domestic wells ($254,122), (2) drilling 2 wells in Colombia ($304,947), (3) acquisition of leases domestically ($99,923) and (4) seismic activity in Colombia ($365,242).

At March 31, 2006, the Company's only material contractual obligations requiring determinable future payments were a note payable to the Company's principal shareholder, the 8% subordinated convertible notes and a lease relating to the Company's executive offices which were unchanged when compared to the 2005 Form 10-KSB. As noted above, the shareholder loan was repaid in full and the convertible notes were converted into common stock subsequent to March 31, 2006.

At March 31, 2006, the Company's acquisition and drilling budget for the balance of 2006 totaled approximately $3,093,000, consisting of (1) $1,638,000 for drilling of 20 wells in South America on the Cara Cara, Cabiona and Simon concessions, (2) $1,015,000 to drill 5 domestic wells, and (3) $440,000 for seismic in Colombia. The Company's acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that the Company's current financial resources, including funding received from the April 2006 common stock offering, combined with our increases in revenues over the past year will meet our anticipated objectives and business operations, including our planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. It is possible, although not anticipated, that the Company may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2006.

INFLATION

The Company believes that inflation has not had a significant impact on operations since inception.

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

During the quarter ended March 31, 2006, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2005, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses were in our internal controls over accounting for non-routine transactions as well as is in overall financial reporting functions. The accounting firm noted that adequate segregation of duties do not exist in our financial reporting process, as our President and CEO also functions as our CFO. The President is performing these duties with assistance from a part time consultant. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process have not been segregated.

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


Date: May 12, 2006