Form 10QSB
period 2006-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2006-08-14
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to               .
                                         -----------    --------------

                         Commission File Number 0-33027

                          HOUSTON AMERICAN ENERGY CORP
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 76-0675953
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

     As of July 24, 2006, we had 27,820,172 shares of $.001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes [ ]   No [X]

                          HOUSTON AMERICAN ENERGY CORP
                          ----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                               Page No.
                                                               --------
PART I.    FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Balance Sheet as of June 30, 2006. . . . . . . . . . . . . .   3

       Statements of Operations for the three months and six
         months ended June 30, 2006 and June 30, 2005 . . . . . . .   4

       Statements of Cash Flows for the six months
         ended June 30, 2006 and June 30, 2005. . . . . . . . . . .   5

       Notes to Financial Statements. . . . . . . . . . . . . . . .   6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . .  12

     Item 3. Controls and Procedures. . . . . . . . . . . . . . . .  17

PART II    OTHER INFORMATION

     Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . .  18

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      HOUSTON AMERICAN ENERGY CORP
                            BALANCE SHEET
                            June 30, 2006
                             (Unaudited)

                               ASSETS
                               ------
CURRENT ASSETS
  Cash                                                $  14,276,823
  Accounts receivable                                       369,721
  Prepaid expenses                                          304,343
                                                      --------------
    Total current assets                                 14,950,887
                                                      --------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                         4,213,057
    Costs not being amortized                             1,729,547
  Furniture and equipment                                    11,878
                                                      --------------
      Total property, plant and equipment                 5,954,482
  Accumulated depreciation and depletion                 (1,552,563)
                                                      --------------
      Total property, plant and equipment, net            4,401,919
                                                      --------------

OTHER ASSETS                                                  3,167
                                                      --------------
      Total Assets                                    $  19,355,973
                                                      ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities            $       6,010
  Accrued expenses                                           82,375
                                                      --------------
    Total current liabilities                                88,385
                                                      --------------

LONG-TERM LIABILITIES
  Reserve for plugging costs                                 41,249
                                                      --------------
    Total long-term liabilities                              41,249
                                                      --------------

SHAREHOLDERS' EQUITY
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 27,820,172 shares outstanding                27,821
  Additional paid-in capital                             21,523,167
  Treasury stock, at cost; 100,000 shares                   (85,834)
  Accumulated deficit                                    (2,238,815)
                                                      --------------
    Total shareholders' equity                           19,226,339
                                                      --------------
      Total liabilities and shareholders' equity      $  19,355,973
                                                      ==============

  The accompanying notes are an integral part of these financial statements

                              HOUSTON AMERICAN ENERGY CORP
                                 STATEMENT OF OPERATIONS
                                       (Unaudited)

                                       Six Months Ended           Three Months Ended
                                            June 30,                  June 30,
                                  --------------------------  --------------------------
                                      2006          2005          2006          2005
                                  ------------  ------------  ------------  ------------
                                                 (Restated)                  (Restated)
Oil and gas revenue               $ 1,489,564   $ 1,091,940   $   823,392   $   646,429
                                  ------------  ------------  ------------  ------------

Expenses of operations:
Lease operating expense and
  severance tax                       450,591       440,710       256,385       269,937
Joint venture expenses                 81,568        27,424        31,644        13,601
General and administrative
  expense                             517,441       340,048       305,862       171,951
Depreciation and depletion            180,012       170,358        90,533       107,731
                                  ------------  ------------  ------------  ------------
Total operating expenses            1,229,612       978,540       684,424       563,220
                                  ------------  ------------  ------------  ------------

Income from operations                259,952       113,400       138,968        83,209

Other (income) expenses:
Interest income                       (77,883)       (7,770)      (61,664)       (5,566)
Interest expense                       57,278        26,920        14,778        28,624
Interest expense - derivative          37,773       292,436        20,883       292,436
Net change in fair value of
  derivative liabilities              170,949        62,030        67,872        62,030
Interest expense - shareholders        20,440        36,000         4,240        18,000
Financing costs                       110,683         4,045       104,298         4,045
                                  ------------  ------------  ------------  ------------
Total other expenses, net             319,240       413,661       150,407       399,569
                                  ------------  ------------  ------------  ------------

Net loss before taxes                 (59,288)     (300,261)      (11,439)     (316,360)

Income tax expense                    121,697        30,265        59,544        18,939
                                  ------------  ------------  ------------  ------------

Net loss                          $  (180,985)  $  (330,526)  $   (70,983)  $  (335,299)
                                  ============  ============  ============  ============

Basic and diluted income (loss)
  per share                       $     (0.01)  $     (0.02)  $     (0.00)  $     (0.02)
                                  ============  ============  ============  ============

Basic and diluted weighted
  average shares                   22,297,527    19,968,089    24,598,895    19,968,089
                                  ============  ============  ============  ============

    The accompanying notes are an integral part of these financial statements

                                           HOUSTON AMERICAN ENERGY CORP
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                    For the Six Months Ended June 30,
                                                                  -------------------------------------
                                                                        2006               2005
                                                                  -----------------  ------------------
                                                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $       (180,985)  $        (330,526)
Adjustments to reconcile net loss
  to net cash from operations
  Depreciation and depletion                                               180,012             168,858
  Stock based compensation                                                  45,200                   -
  Change in fair value of derivatives                                      170,949              62,030
  Amortization of debt discounts and deferred financing costs              148,456             292,436
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                               203,601            (162,130)
  (Increase) decrease in prepaid expense                                  (294,378)             56,536
  (Increase) decrease in other assets                                            -             (97,907)
  Increase (decrease) in accounts payable and accrued expenses            (447,279)             41,700
                                                                  -----------------  ------------------

Net cash provided by (used in) operations                                 (174,424)             30,997
                                                                  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                                 (1,950,686)           (947,939)
                                                                  -----------------  ------------------

Net cash used by investing activities                                   (1,950,686)           (947,939)
                                                                  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock, net of expenses                                 15,386,583                   -
  Issuance of debt                                                               -           2,125,000
  Exercise of warrants                                                     191,250                   -
  Repayment of shareholder loan                                           (900,000)                  -
                                                                  -----------------  ------------------

Net cash provided by financing activities                               14,677,833           2,125,000
                                                                  -----------------  ------------------

Increase in cash and equivalents                                        12,552,723           1,208,058
Cash, beginning of period                                                1,724,100             721,613
                                                                  -----------------  ------------------
Cash, end of period                                               $     14,276,823   $       1,929,671
                                                                  =================  ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $        110,773   $          36,000
                                                                  =================  ==================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Conversion of convertible notes to common stock                 $      2,445,545   $               -
                                                                  =================  ==================
  Warrants issued for financing fees                              $              -   $         162,562
                                                                  =================  ==================
  Exercise of warrants                                            $        610,719   $               -
                                                                  =================  ==================

     The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP
                         Notes to Financial Statements
                                 June 30, 2006
                                  (Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Houston American Energy Corp, a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2005.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2005 have been reclassified to conform to the 2006 presentation.

NOTE 3. - RESTATED FINANCIAL STATEMENTS

In order to correct the financial statements so they comply with U.S. generally accepted accounting principles, the financial statements have been restated for the quarter and six month period ended June 30, 2005. The Company has determined that certain financials instruments issued by the Company contain embedded features that require the Company to account for these features as derivative instruments. Accordingly, the embedded features with the Convertible Notes and related warrants issued have been accounted for as derivative financial instruments in accordance with SFAS 133 and EITF 00-19. The following is a summary of the restatement adjustments.

                                                       As Previously
                                                         Reported       Adjustments    As Restated
                                                      ---------------  -------------  -------------
                     Balance Sheet
                     -------------
Current assets
  Prepaid expense                                             65,978        (32,567)        33,411
Total Current Assets                                       2,397,920        (32,567)     2,365,353

  Other assets                                               225,913       (124,839)       101,074
Total Assets                                               4,809,470       (157,406)     4,652,064

Currently liabilities
  Derivative liability                                             -      2,472,577      2,472,577
Total Current Liabilities                                    282,261      2,472,577      2,754,838
Long term debt
  Subordinated convertible notes                           2,125,000     (2,118,111)         6,889
Total long term debt                                       3,169,456     (2,118,111)     1,051,345

Shareholder Equity
  Additional paid in capital                               2,962,589       (164,265)     2,798,324
  Accumulated deficit                                     (1,538,970)      (347,606)    (1,886,576)
Total Stockholders' Equity                                 1,357,753       (511,871)       845,882

               Statement of Operations

              Six Months Ended 6/30/05
              ------------------------
Other (Income) Expense
  Interest expense-derivative                                      -        292,436        292,436
  Net change in fair value of derivative liabilities               -         62,030         62,030
  Financing costs                                              9,201         (5,156)         4,045
  Interest expense                                            64,624         (1,704)        62,920
Total Other (Income) Expense                                  66,055        347,606        413,661

Income (loss) before income taxes                             47,345       (347,606)      (300,261)

Net Income (Loss)                                             17,080       (347,606)      (330,526)
Basic and diluted income (loss) per share             $         0.00   $      (0.02)  $      (0.02)

               Three Months Ended 6/30/05
               --------------------------
Other (Income) Expense
  Interest expense-derivative                                      -        292,436        292,436
  Net change in fair value of derivative liabilities               -         62,030         62,030
  Financing costs                                              9,201         (5,156)         4,045
  Interest expense                                                                               -
Total Other (Income) Expense                                  50,259        349,310        399,569

Income (loss) before income taxes                             32,950       (349,310)      (316,360)

Net Income (Loss)                                             14,011       (349,310)      (335,299)
Basic and diluted income (loss) per share             $         0.00   $      (0.02)  $      (0.02)

NOTE 4. - ISSUANCES OF COMMON STOCK AND WARRANTS

April 2006 Private Placement

On April 28, 2006, the Company entered into Subscription Agreements (the "Purchase Agreements") with multiple investors pursuant to which the Company sold 5,533,333 shares of common stock (the "Shares") for $16,599,999.

The Shares were offered and sold in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each investor was an "accredited investor" as defined in Rule 501 promulgated under the Securities Act.

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

Conversion of 8% Subordinated Convertible Notes

On May 2, 2006, the Company notified the holders of its 8% Subordinated Convertible Notes (the "Convertible Notes") of its election to convert the Convertible Notes into shares of the Company's common stock. As a result of such election, the full principal amount of the Convertible Notes of $2,125,000 has been satisfied by conversion of the same into 2,125,000 shares of common stock.

The shares of common stock issued on conversion of the Convertible Notes were offered and issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. Each of the investors is an "accredited investor", as defined in Rule 501 promulgated under the Securities Act.

Exercise of Warrants

In May 2006, the holders of warrants issued in conjunction with the May 2005 private placement of the Convertible Notes exercised all 191,250 warrants and were issued an aggregate of 191,250 shares of common stock for aggregate consideration of $191,250.

The shares of common stock issued on exercise of the warrants were offered and issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each of the investors is an "accredited investor", as defined in Rule 501 promulgated under the Securities Act.

NOTE 5. - SUBORDINATED CONVERTIBLE NOTES AND WARRANTS - DERIVATIVE LIABILITIES

In conjunction with the issuance in May 2005 of Convertible Notes, the conversion feature, the conversion price, reset provision and the Company's optional early redemption right in the Convertible Notes were bundled together as a single compound embedded derivative liability and, using a layered discounted probability-weighted cash flow approach, were initially fair valued at $2,368,485 at May 4, 2005. The fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. At inception, the fair value of this single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Convertible Notes (as unamortized discount which will be amortized over a five-year period under the effective interest method). At inception the excess of the unamortized discount over the notional amount of the Convertible Note in the amount of $285,547 was charged to expense in the Company's statement of operations.

As noted above, the Convertible Notes were satisfied in full in May 2006 upon the conversion of the same to common stock. As a result of conversion of the Convertible Notes, the unamortized discount, in the amount of $2,053,060 and the compound embedded derivative liability of $2,373,405, was reclassified as Additional paid in capital for the periods ended June 30, 2006.

Also as noted above, the warrants issued in conjunction with the Convertible Notes were exercised in full. As a result of exercise of the warrants, the derivative liability associated with the warrants, in the amount of $610,719, was reclassified as Additional paid in capital for the periods ended June 30, 2006.

NOTE 6. - SHAREHOLDER LOAN

Shareholder loans, in the principal amount of $900,000, were repaid in full from the proceeds of the April 2006 private placement.

NOTE 7. - STOCK BASED COMPENSATION

We maintain performance incentive plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. Stock options are granted at the market price on the date of grant, vesting over varying periods, and generally expire ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

Effective January 1, 2006, the first day of our 2006 fiscal year, we adopted Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expense related to the options vesting in the first two quarters of 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, non-employee directors and consultants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term. Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

20,000 options were granted to non-employee directors during the quarter ended June 30, 2006. Adoption of SFAS 123R had no impact on the Statement of Operations for the quarter or six months ended June 30, 2006. Similarly, as all options granted prior to 2006 were granted to non-employees and were expensed based on their Black-Scholes value at grant, the adoption of SFAS 123R would have had no impact on the Statement of Operations for the quarter and six months ended June 30, 2005 on a pro forma basis.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the near future.

Stock option activity during the six months ended June 30, 2006 was as follows:

                                                            Weighted
                                              Weighted       Average
                                               Average      Remaining     Aggregate
                                              Exercise     Contractual    Intrinsic
                                     Shares     Price    Term (in years)    Value
                                     -------  ---------  ---------------  ----------
Outstanding at December 31, 2005      89,000  $    2.42              9.2
Granted                               20,000       4.10              9.9
Exercised                                  -
Cancelled                                  -
                                     -------
Outstanding at June 30, 2006         109,000       2.73              9.3  $   60,000
                                     =======
Vested and expected to vest at
  June 30, 2006                      109,000       2.73              9.3  $   60,000
Exercisable at June 30, 2006         109,000       2.73              9.3  $   60,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was zero. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0. As of June 30, 2006 there were 391,000 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of June 30, 2006 is as follows:

                                  Options Outstanding            Options Exercisable
                         ------------------------------------  -----------------------
                                       Weighted-
                           Number       Average    Weighted-     Number     Weighted-
                         Outstanding   Remaining    Average    Outstanding   Average
                         at June 30,  Contractual   Exercise   at June 30,   Exercise
Range of Exercise Price     2006         Life        Price        2006        Price
-----------------------  -----------  -----------  ----------  -----------  ----------
          2.00                60,000          9.1  $     2.00       60,000  $     2.00
          3.30                29,000          9.4  $     3.30       29,000  $     3.30
          4.10                20,000          9.9  $     4.10       20,000  $     4.10

NOTE 8. - COMMITMENTS AND CONTINGENCIES

In May 2006, the Company named an additional director to its board and revised the compensation of its President and its non-employee directors.

Pursuant to a resolution adopted by the board of directors, the base salary of the Company's president was increased, effective June 1, 2006 from $180,000 annually to $300,000 annually.

Pursuant to a resolution adopted by the board of directors, the Company fixed the compensation of non-employee directors to consist of (1) an annual retainer of $6,000 payable in quarterly installments, (2) an annual retainer of $2,000 per committee on which a director serves, payable in quarterly installments, (3) an annual retainer of $2,500 for service as audit committee chair, payable in quarterly installments, (4) an annual retainer of $1,500 for service as chair of committees other than the audit committee, payable in quarterly installments,
(5) a grant of 20,000 stock options on initial election or appointment as a director exercisable at fair market value on the date of grant for a term of 10 years, and (6) a grant of 10,000 stock options immediately following each subsequent shareholders meeting at which a director stands for reelection and is reelected.

NOTE 9. - EARNINGS PER SHARE

Pursuant to SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants , and convertible notes using the treasury stock and "if converted" method. Our securities do not have a contractual obligation to share in the losses in any given period. As a result these securities were not allocated any losses in the periods of net losses.

For the three and six months ended June 30, 2006, 109,000 options and 415,000 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the three and six months ended June 30, 2005, 2,125,000 shares of common stock issuable upon conversion of convertible notes and 191,250 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

NOTE 10. - SUBSEQUENT EVENTS

In July 2006, the Company appointed James "Jay" Jacobs as Chief Financial Officer and fixed Mr. Jacobs' compensation as follows: (1) base salary of $125,000; and (2) a stock option to purchase 200,000 shares of common stock at $2.98 per share, the closing price on first day of employment, vesting over a 2 year period and exercisable over a period of ten years. The Company has agreed, by the end of the 2nd quarter of 2007, to retain the services of an outside compensation consulting firm to review and make recommendations with respect to the compensation of Mr. Jacobs and each of the Company's executive officers and directors.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp (the "Company") for the six months ended June 30, 2006, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2005. As of, and for the six months ended, June 30, 2006, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

-- UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2006:

                                      June 30, 2006
                   Acquisition costs         220,969
                   Evaluation costs        1,508,578
                                      --------------
                              Total   $    1,729,547
                                      ==============

The carrying value of unevaluated oil and gas prospects include $1,488,331 expended for properties in the South American country of Colombia at June 30, 2006. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Drilling Activity

During the six months ended June 30, 2006, the Company drilled 3 on-shore domestic wells as follows:

- The Obenhaus #1, a 7,100 -foot well on the Obenhaus Prospect in Wilbarger County, Texas was drilled and was a dry hole.

- The Riggins #1, a 6,400-foot test well on the West Fargo Prospect in Wilbarger County, Texas was drilled and was deemed non-commercial.

- The DDD-Evans#1, a 8,500-foot test well on the West Turkey Prospect in Hardeman County, Texas, was completed in April 2006 and began production in May 2006.

At June 30, 2006, the Company had no domestic well being drilled.

At June 30, 2006, the Company had plans to drill 2 domestic wells during the balance of 2006.

During the six months ended June 30, 2006, the Company drilled 6 international wells in Colombia. Of the wells drilled in Colombia, 2 were successfully drilled and producing at June 30, 2006, 1 was successfully drilled and being completed at June 30, 2006 and 3 were dry holes.

At June 30, 2006, the Company had no wells being drilled in Colombia with plans to drill 15 wells during the balance of 2006.

Leasehold Activity

During the six months ended June 30, 2006, the Company acquired interests in an additional domestic prospect, a 10% working interest with a 7.5% net revenue interest in the 91.375 acre West Turkey Prospect in Hardeman County, Texas.

During the 2006 period, the Company terminated its interest in the Green Jacket Prospect in Iberville Parish, Louisiana.

Seismic Activity

During the six months ended June 30, 2006, the Company continued its ongoing investment in acquiring and developing seismic data with respect to its Colombian properties with shooting being completed on approximately 133 square miles of prospect acreage during the period.

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

In May 2006, the Company exercised its right to cause its outstanding Subordinated Convertible Notes, in the aggregate principal amount of $2,125,000, to be converted into 2,125,000 shares of common stock.

In May 2006, the holders of $1.00 warrants issued in connection with the Subordinated Convertible Notes exercised all of the warrants resulting in the issuance of 191,250 shares of common stock for aggregate consideration of $191,250.

Corporate Developments

During May 2006, the Company's board of directors appointed an additional non-employee director and revised the compensation of the Company's President and non-employee directors. Effective June 1, 2006, the base salary of the Company's President was increased from $180,000 to $300,000 annually. The board fixed the compensation of non-employee directors to consist of (1) an annual retainer of $6,000 payable in quarterly installments, (2) an annual retainer of $2,000 per committee on which a director serves, payable in quarterly installments, (3) an annual retainer of $2,500 for service as audit committee chair, payable in quarterly installments, (4) an annual retainer of $1,500 for service as chair of committees other than the audit committee, payable in quarterly installments, (5) a grant of 20,000 stock options on initial election or appointment as a director exercisable at fair market value on the date of grant for a term of 10 years, and (6) a grant of 10,000 stock options immediately following each subsequent shareholders meeting at which a director stands for reelection and is reelected.

In July 2006, the Company appointed James "Jay" Jacobs as Chief Financial Officer and fixed Mr. Jacobs' compensation, subject to review and adjustment by mid-2007, as follows: (1) base salary of $125,000; and (2) a stock option to purchase 200,000 shares of common stock at $2.98 per share, the closing price on first day of employment, vesting over a 2 year period and exercisable over a period of ten years.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 36.4% to $1,489,564 in the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line since June 2005, and (2) increases in oil and gas prices. The Company had interests in 20 producing wells in Colombia and 14 producing wells in the U.S. during the 2006 period as compared to 13 producing wells in Columbia and 7 producing wells in the U.S. during the 2005 period. Average prices from sales were $57.62 per barrel of oil and $6.24 per mcf of gas during the 2006 period as compared to $38.22 per barrel of oil and $5.93 per mcf of gas during the 2005 period.

                              Columbia     U.S.      Total
                             ----------  --------  ----------
          2006 Period
              Oil sales      $1,082,872  $ 51,593  $1,134,465
              Gas sales               -   355,099     355,099
          2005 Period
              Oil sales         844,210    42,640     886,850
              Gas sales               -   205,090     205,090

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 2.2% to $450,591 in the 2006 period from $440,710 in the 2005 period. The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2006 period (20 wells as compared to 13 wells) partially offset by improved operating efficiencies. Following is a summary comparison of lease operating expenses for the periods.

                       Columbia    U.S.     Total
                       ---------  -------  --------
          2006 Period  $ 358,047  $92,544  $450,591
          2005 Period    420,472   20,238   440,710

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $81,568 during the 2006 period and $27,424 for the 2005 period. The increase in joint venture expenses was attributable to an increase in operational activities of the joint venture in acquiring new concessions.

Depreciation and Depletion Expense. Depreciation and depletion expense was $180,012 and $170,358 for the six months ended June 30, 2006 and 2005, respectively. The increase is due to increases in domestic and Colombian production.

General and Administrative Expenses. General and administrative expense increased by 52.2% to $517,441 during the 2006 period from $340,048 in the 2005 period. The increase in general and administrative expense was primarily attributable to (1) professional fees, including fees relating to accounting for derivatives ($59,150), (2) compensation expense relating to the grant of stock options to a new director and director fees ($51,200), (3) an increase in officers salary ($28,159), (4) an increase in travel and entertainment expense ($16,489), and (5) transfer agent fees and fees relating to the listing of the Company's stock on the American Stock Exchange ($17,546). General and administrative expense is expected to increase during the 3rd quarter of 2006 due to an increase in salary of the Company's President and the hiring of a Chief Financial Officer.

Other Income/Expense, Net. Other income/expense, net, consists of interest income and other non-operating income, net of financing costs in the nature of interest and deemed interest associated with outstanding shareholder loans and convertible notes and warrants issued in May 2005. Certain features of the convertible notes and warrants resulted in the recording of a deemed derivative liability on the balance sheet and periodic interest associated with the deemed derivative liabilities and changes in the fair market value of those deemed liabilities.

Other income/expenses, net, totaled $413,661 of net expenses in the 2005 period compared to $319,240 of net expenses in the 2006 period. The improvement in other income/expense, net, was attributable to interest earned on funds received from the 2006 private placement, reduced interest on shareholder debt and derivative interest expense partially offset by increases in financing costs, total interest expense and change in fair market value of derivative liabilities, which changes related to completion of the 2006 private placement and application of the proceeds from the private placement and increases in the Company's stock price that resulted in an increase in the value of derivative liabilities. As a result of the retirement of the shareholder loans and the convertible notes, interest expense is expected to decrease substantially, and net change in fair market value of derivative liabilities will no longer be recorded, beginning in the 3rd quarter of 2006.

Income Tax. Income taxes totaled $121,697 during the 2006 six month period as compared to $30,265 during the 2005 six month period. Income taxes for both periods relate to foreign taxes in connection with the Company's Colombian operations. The increase in income tax expense was attributable to increased production and profitability in Colombia. The Company had no provision for U.S. income taxes for either period due to the availability of net operating losses.

FINANCIAL CONDITION

Liquidity and Capital Resources. At June 30, 2006 the Company had a cash balance of $14,276,823 and working capital of $14,862,502 compared to a cash balance of $1,724,100 and working capital of $1,771,722 at December 31, 2005. The increase in cash and working capital during the period was primarily attributable to the receipt of $15,386,583 of net proceeds from the April 2006 private placement of common stock as well as the receipt of $191,250 from the exercise of warrants, partially offset by acquisitions of and investments in oil and gas properties and the retirement of $900,000 of shareholder loans.

Derivative liabilities of $0 are recorded as current liabilities at June 30, 2006 as compared to $2,813,175 at December 31, 2005 but are not considered in computing working capital. The decrease in derivative liabilities was attributable to the conversion, during 2006, of the convertible notes and warrants into common stock and the accompanying reclassification of the derivative liability in the amount of $2,894,124 to additional paid in capital. The derivative liabilities represented the deemed fair value of the embedded derivatives included in the subordinated convertible notes and accompanying warrants that were issued during 2005 as measured at June 30, 2006 and December 31, 2005.

Cash Flows. Cash flows used in operations for the 2006 period totaled $174,424 as compared to cash provided by operations during the 2005 period of $30,997. The decrease in operating cash flow was primarily attributable to increased operating income offset by decreases in accounts payable and accrued liabilities, increases in prepaid expenses and changes in derivatives.

Investing activities used $1,950,686 during the 2006 period as compared to $947,939 used during the 2005 period. The increase in funds used in investing activities during the current quarter was primarily attributable to seismic costs incurred in South America and drilling activity.

Financing activities provided $14,677,833 during the 2006 period as compared to $2,125,000 provided during the 2005 period. Cash flows from financing activities during 2006 related to the private placement of common stock resulting in the receipt of net proceeds of $15,386,583 and the receipt of $191,250 from the exercise of warrants partially offset by the repayment of shareholder loans of $900,000.

Long-Term Liabilities. At June 30, 2006, the Company had long-term liabilities of $41,249 as compared to $975,416 at December 31, 2005. Long-term liabilities at June 30, 2006 consisted of a reserve for plugging costs. The change in long-term debt was attributable to the retirement of shareholder loans of $900,000 and the conversion of convertible notes into common stock.

Capital and Exploration Expenditures and Commitments. The Company's principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. With the receipt of additional financing in 2006 and prior years, and the increase in our revenues, profitability and operating cash flows, the Company expects that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first six months of 2006, the Company invested approximately $1,950,868 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 3 domestic wells ($363,690), (2) drilling 6 wells in Colombia ($682,538), (3) acquisition of leases domestically ($184,694) and
(4) seismic activity in Colombia ($673,383).

At June 30, 2006, the Company's only material contractual obligations requiring determinable future payments were a lease relating to the Company's executive offices which was unchanged when compared to the 2005 Form 10-KSB.

At June 30, 2006, the Company's acquisition and drilling budget for the balance of 2006 totaled approximately $1,764,500, consisting of (1) $1,228,500 for drilling of 15 wells in South America on the Cara Cara, Cabiona and Simon concessions, (2) $406,000 to drill 2 domestic wells, and (3) $130,000 for seismic in Colombia. The Company's acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that the Company's current financial resources will meet our anticipated objectives and business operations, including our planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. It is possible, although not anticipated, that the Company may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2006.

INFLATION

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective at June 30, 2006.

During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2005 and the quarterly review for the period ended June 30, 2006, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses were in our internal controls over accounting for non-routine transactions as well as in overall financial reporting functions. The accounting firm noted that adequate segregation of duties do not exist in our financial reporting process, as our President and CEO also functioned as our CFO. The President performed these duties with assistance from a part time consultant. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process were not segregated.

In order to address the weakness identified by our outside accounting firm, subsequent to June 30, 2006, we hired a full-time Chief Financial Officer to oversee and manage the accounting and financial reporting functions.

                                    PART II

ITEM 6.     EXHIBITS

         Exhibit
         Number   Description
         -------  -----------

          31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                       HOUSTON AMERICAN ENERGY CORP.


                                       By: /s/ John Terwilliger
                                           John Terwilliger
                                           CEO and President


                                       By: /s/ James Jacobs
                                           James Jacobs
                                           Chief Financial Officer

Date: August 14, 2006