Form 10QSB
period 2006-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2006-11-14
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

     As of November 1, 2006, we had 27,820,172 shares of $.001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                          HOUSTON AMERICAN ENERGY CORP
                          ----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                           Page No.
                                                                           --------
PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

       Balance Sheet as of September 30, 2006 . . . . . . . . . . . . . .         3

       Statements of Operations for the three months and nine
         months ended September 30, 2006 and September 30, 2005 . . . . .         4

       Statements of Cash Flows for the nine months
         ended September 30, 2006 and September 30, 2005. . . . . . . . .         5

       Notes to Financial Statements. . . . . . . . . . . . . . . . . . .         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . . . .        11

Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .        16

PART II     OTHER INFORMATION

Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                          HOUSTON AMERICAN ENERGY CORP
                                  BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                            ASSETS
                            ------

CURRENT ASSETS
  Cash                                                $  14,421,365
  Accounts receivable                                       262,070
  Prepaid expenses                                           64,461
                                                      --------------
    Total current assets                                 14,747,896
                                                      --------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                         5,636,687
    Costs not being amortized                               947,638
    Furniture and equipment                                  11,878
                                                      --------------
        Total property, plant and equipment               6,596,203
  Accumulated depreciation and depletion                 (1,827,796)
                                                      --------------
        Total property, plant and equipment, net          4,768,407
                                                      --------------

OTHER ASSETS                                                  3,167
                                                      --------------
        Total Assets                                  $  19,519,470
                                                      ==============

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                    $      72,353
  Accrued expenses                                           16,866
                                                      --------------
    Total current liabilities                                89,219
                                                      --------------

LONG-TERM LIABILITIES
  Reserve for plugging costs                                 41,249
                                                      --------------
    Total long-term liabilities                              41,249
                                                      --------------

SHAREHOLDERS' EQUITY
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 27,820,172 shares outstanding                27,820
  Additional paid-in capital                             21,687,835
  Treasury stock, at cost; 100,000 shares                   (85,834)
  Accumulated deficit                                    (2,240,819)
                                                      --------------
    Total shareholders' equity                           19,389,002
                                                      --------------
        Total liabilities and shareholders' equity    $  19,519,470
                                                      ==============

    The accompanying notes are an integral part of these financial statements

                                   HOUSTON AMERICAN ENERGY CORP
                                     STATEMENT OF OPERATIONS
                                           (Unaudited)

                                                Nine Months Ended          Three Months Ended
                                                  September 30,               September 30,
                                           --------------------------  --------------------------
                                               2006          2005          2006          2005
                                           ------------  ------------  ------------  ------------
Oil and gas revenue                        $ 2,380,593   $ 1,824,582   $   891,029   $   732,642
Consulting fees                                      -        25,000             -        25,000
                                           ------------  ------------  ------------  ------------
Total revenues                               2,380,593     1,849,582       891,029       757,642
                                           ------------  ------------  ------------  ------------

Expenses of operations:
Lease operating expense and
    severance tax                              736,803       710,702       285,767       239,727
Joint venture expenses                         121,206        43,105        40,083        15,681
General and administrative
    expense (including share-based
    compensation expenses of $209,867,
    $0, $164,667, and $0 respectively)         971,698       542,590       454,257       200,837
Depreciation and depletion                     455,246       223,392       275,234        53,034
                                           ------------  ------------  ------------  ------------
Total operating expenses                     2,284,953     1,519,789     1,055,341       509,279
                                           ------------  ------------  ------------  ------------

Income (loss) from operations                   95,640       329,793      (164,312)      248,363

Other (income) expenses:
Interest income                               (316,697)      (21,084)     (238,814)      (13,314)
Interest expense                                57,278        69,420             -        42,500
Interest expense - derivative                   37,773       304,753             -        12,317
Net change in fair value of
    derivative liabilities                     170,949       351,244             -       289,214
Interest expense - shareholders                 20,440        54,000             -        18,000
Financing costs                                110,787        10,431           104         6,386
                                           ------------  ------------  ------------  ------------
Total other (income) expenses, net              80,530       768,764      (238,710)      355,103
                                           ------------  ------------  ------------  ------------

Net income (loss) before taxes                  15,110      (438,971)       74,398      (106,740)

Income tax expense                             198,099             -        76,402             -
                                           ------------  ------------  ------------  ------------

Net loss                                   $  (182,989)  $  (438,971)  $    (2,004)  $  (106,740)
                                           ============  ============  ============  ============

Basic and diluted loss per share           $     (0.01)  $     (0.02)  $     (0.00)  $     (0.01)
                                           ============  ============  ============  ============

Basic and diluted weighted average shares   24,158,638    19,968,089    27,820,172    19,968,089
                                           ============  ============  ============  ============

    The accompanying notes are an integral part of these financial statements

                                    HOUSTON AMERICAN ENERGY CORP
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                        For the Nine Months Ended
                                                                             September 30,
                                                                       ----------------------------
                                                                           2006           2005
                                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $   (182,989)  $   (438,971)
Adjustments to reconcile net loss
  to net cash from operations
    Depreciation and depletion                                              455,246        223,392
    Stock based compensation                                                209,867              -
    Change in fair value of derivatives                                     170,949        351,244
    Amortization of debt discount and deferred financing cost               148,456        304,753
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                              311,251       (233,508)
    (Increase) decrease in prepaid expense                                  (54,496)        88,551
    (Increase) decrease in other assets                                           -       (117,069)
    Increase (decrease) in accounts payable and accrued liabilities        (446,446)       118,264
                                                                       -------------  -------------
Net cash provided by operations                                             611,838        296,656
                                                                       -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                                  (2,592,406)    (1,353,085)
                                                                       -------------  -------------
Net cash used in investing activities                                    (2,592,406)    (1,353,085)
                                                                       -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock, net of costs                                     15,386,583              -
  Issuance of debt                                                                -      2,125,000
  Exercise of warrants                                                      191,250              -
  Repayment of shareholder loan                                            (900,000)             -
                                                                       -------------  -------------
Net cash provided by financing activities                                14,677,833      2,125,000
                                                                       -------------  -------------

Increase in cash and equivalents                                         12,697,265      1,068,571
Cash, beginning of period                                                 1,724,100        721,613
                                                                       -------------  -------------
Cash, end of period                                                    $ 14,421,365   $  1,790,184
                                                                       =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        $    110,773   $     54,000
                                                                       =============  =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible notes to common stock                      $  2,445,545   $          -
                                                                       =============  =============
  Warrants issued for financing fees                                              -        162,562
                                                                       =============  =============
  Exercise of warrants                                                      610,719              -
                                                                       =============  =============

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP
                          Notes to Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

NOTE 4. - SUBORDINATED CONVERTIBLE NOTES AND WARRANTS - DERIVATIVE LIABILITIES

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

As noted above, the Convertible Notes were satisfied in full in May 2006 upon the conversion of the same to common stock. As a result of conversion of the Convertible Notes, the compound embedded derivative liability of $2,373,405 was reclassified as additional paid in capital, and the unamortized discount in the amount of $2,053,060 was credited as a reduction of additional paid in capital, during the nine month period ended September 30, 2006.

Also as noted above, the warrants issued in conjunction with the Convertible Notes were exercised in full. As a result of exercise of the warrants, the derivative liability associated with the warrants, in the amount of $610,719, was reclassified as additional paid in capital during the nine month period ended September 30, 2006.

NOTE 5. - SHAREHOLDER LOAN

Shareholder loans, in the principal amount of $900,000, were repaid in full from the proceeds of the April 2006 private placement.

NOTE 6. - STOCK BASED COMPENSATION

We maintain performance incentive plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. Stock options are granted at the market price on the date of grant, vesting over varying periods, and generally expire ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

Effective January 1, 2006, the first day of our 2006 fiscal year, we adopted Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expense related to the options vesting in the first nine months of 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, non-employee directors and consultants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term. Options issued to non-employee directors are vested 100% at grant date. 20,000 options were granted to non-employee directors during the nine months ended September 30, 2006. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

200,000 options were granted to employees during the quarter and nine months ended September 30, 2006. Adoption of SFAS 123R resulted in a compensation charge of $164,667 in the Statement of Operations for the quarter ended September 30, 2006.

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

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods indicated:

                                               For the three months
                                                September 30, 2006
                                              ----------------------
               Expected volatility                             77.0%

               Risk free interest rate                         5.24%

               Expected option life                        10 years

               Dividend yield                                     0%

               Fair value of options granted  $             494,000

Stock option activity during the nine months ended September 30, 2006 was as follows:

                                                                 Weighted
                                                   Weighted       Average
                                                    Average      Remaining     Aggregate
                                                   Exercise     Contractual    Intrinsic
                                          Shares     Price    Term (in years)    Value
                                          -------  ---------  ---------------  ----------
Outstanding at December 31, 2005           89,000  $    2.42             8.95
Granted                                   220,000       3.08             9.75
Exercised                                       -
Cancelled                                       -
                                          -------
Outstanding at September 30, 2006         309,000       2.89             9.52  $   24,000
                                          =======
Vested and expected to vest at September
  30, 2006                                309,000       2.89             9.52  $   24,000
Exercisable at September 30, 2006         109,000       2.73             9.07  $   24,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of our stock. No options were exercised for the nine moths ended September 30, 2006. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $329,333, which is expected to be recognized over 1.75 years. As of September 30, 2006 there were 191,000 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of September 30, 2006 is as follows:

                                   Options Outstanding             Options Exercisable
                         -------------------------------------  --------------------------
                                        Weighted-
                            Number       Average    Weighted-       Number      Weighted-
                         Outstanding    Remaining    Average    Exercisable at   Average
                         at September  Contractual   Exercise     September      Exercise
Range of Exercise Price    30, 2006       Life        Price        30, 2006       Price
-----------------------  ------------  -----------  ----------  --------------  ----------
          2.00                 60,000         8.87  $     2.00          60,000  $     2.00
          2.98                200,000         9.76  $     2.98               0  $        -
          3.30                 29,000         9.12  $     3.30          29,000  $     3.30
          4.10                 20,000         9.63  $     4.10          20,000  $     4.10

NOTE 7. - COMMITMENTS AND CONTINGENCIES

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

NOTE 8. - LOSS PER SHARE

Pursuant to SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants, and convertible notes using the treasury stock and "if converted" method. Our securities do not have a contractual obligation to share in the losses in any given period. As a result these securities were not allocated any losses in the periods of net losses.

For the three months ended September 30, 2006, 309,000 options and 415,000 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the three months ended September 30, 2005, 2,125,000 shares of common stock issuable upon conversion of convertible notes and 191,250 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

For the nine months ended September 30, 2006, 309,000 options and 415,000 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the nine months ended September 30, 2005, 2,125,000 shares of common stock issuable upon conversion of convertible notes and 191,250 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-QSB quarterly report of Houston American Energy Corp (the "Company") for the nine months ended September 30, 2006, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2005. As of, and for the nine months ended, September 30, 2006, there have been no material changes or updates to the Company's critical accounting policies other than (1) the adoption of stock-based compensation in accordance with the provisions of SFAS 123R, constituting a new critical accounting policy, and (2) the following updated information relating to Unevaluated Oil and Gas Properties:

STOCK-BASED COMPENSATION. We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the volatility of the Company's common stock price over the vesting term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the Statements of Operations. See Note 6 of the Notes to the Financial Statements in this Form 10-QSB for further discussion of stock-based compensation.

UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2006:

                                            September 30, 2006
                    Acquisition costs      $           177,993
                    Evaluation costs                   769,645
                                           -------------------
                              Total        $           947,638
                                           ===================

The carrying value of unevaluated oil and gas prospects include $729,445 expended for properties in the South American country of Colombia at September 30, 2006. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Drilling Activity

During the nine months ended September 30, 2006, the Company drilled 3 on-shore domestic wells as follows:

- The Obenhaus #1, a 7,100 -foot well on the Obenhaus Prospect in Wilbarger County, Texas was drilled and was a dry hole.

- The Riggins #1, a 6,400-foot test well on the West Fargo Prospect in Wilbarger County, Texas was drilled and was deemed non-commercial.

- The DDD-Evans #1, a 8,500-foot test well on the West Turkey Prospect in Hardeman County, Texas, was completed in April 2006 and began production in May 2006.

At September 30, 2006, the Company had no domestic wells being drilled.

At September 30, 2006, the Company had no plans to drill additional domestic wells during the balance of 2006.

During the nine months ended September 30, 2006, the Company drilled 9 international wells in Colombia. Of the wells drilled in Colombia, 5 were successfully drilled and producing at September 30, 2006 and 4 were dry holes.

At September 30, 2006, the Company had 1 well being drilled in Colombia with plans to drill 7 wells during the balance of 2006.

Leasehold Activity

During the nine months ended September 30, 2006, the Company acquired interests in an additional domestic prospect, a 10% working interest with a 7.5% net revenue interest in the 91.375 acre West Turkey Prospect in Hardeman County, Texas.

During the 2006 period, the Company terminated its interest in the Green Jacket Prospect in Iberville Parish, Louisiana.

Seismic Activity

During the nine months ended September 30, 2006, the Company continued its ongoing investment in acquiring and developing seismic data with respect to its Colombian properties with shooting being completed on approximately 133 square miles of prospect acreage during the period.

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

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 28.7% to $2,380,593 in the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. The increase in revenue is due to (1) increased production resulting from the development of the Columbian fields and the new domestic wells that have come on line since September 2005, and (2) increases in oil and gas prices. The Company had interests in 21 producing wells in Colombia and 12 producing wells in the U.S. during the 2006 period as compared to 16 producing wells in Columbia and 8 producing wells in the U.S. during the 2005 period. Average prices from sales were $58.66 per barrel of oil and $6.72 per mcf of gas during the 2006 period as compared to $47.81 per barrel of oil and $6.32 per mcf of gas during the 2005 period.

                              Columbia     U.S.      Total
                             ----------  --------  ----------
          2006 Period
              Oil sales      $1,816,048  $ 69,916  $1,885,964
              Gas sales               -   494,629     494,629
          2005 Period
              Oil sales       1,360,647    62,978   1,423,625
              Gas sales               -   400,957     400,957

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 3.7% to $736,803 in the 2006 period from $710,702 in the 2005 period. The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2006 period (33 wells as compared to 24 wells) partially offset by improved operating efficiencies. Following is a summary comparison of lease operating expenses for the periods.

                              Columbia      U.S.      Total
                             ----------  --------  ----------
          2006 Period        $ 584,810   $151,993  $  736,803
          2005 Period          660,446     50,256     710,702

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $121,206 during the 2006 period and $43,105 for the 2005 period. The increase in joint venture expenses was attributable to an increase in operational activities of the joint venture in acquiring new concessions.

Depreciation and Depletion Expense. Depreciation and depletion expense was $455,246 and $223,392 for the nine months ended September 30, 2006 and 2005, respectively. The increase is due to increases in domestic and Colombian production.

General and Administrative Expenses. General and administrative expense increased by 79.1% to $971,698 during the 2006 period from $542,590 in the 2005 period. The increase in general and administrative expense was primarily attributable to (1) payment of state taxes ($19,383), (2) compensation expense relating to the grant of stock options to a new director and a new officer ($209,867), (3) an increase in officer salary, director compensation and the hiring of a new officer, ($95,135), (4) an increase in travel and entertainment expense ($19,808), and (5) transfer agent fees and fees relating to the listing of the Company's stock on the American Stock Exchange ($87,926). General and administrative expense is expected to continue at an increased level during the 4th quarter of 2006 due to an increase in salary of the Company's President, the hiring of a Chief Financial Officer and the recognition of compensation associated with options granted to the Chief Financial Officer.

Other Income/Expense, Net. Other income/expense, net, consists of interest income, net of financing costs in the nature of interest and deemed interest associated with outstanding shareholder loans and convertible notes and warrants issued in May 2005. Certain features of the convertible notes and warrants resulted in the recording of a deemed derivative liability on the balance sheet and periodic interest associated with the deemed derivative liabilities and changes in the fair market value of those deemed liabilities.

Other income/expenses, net, totaled $768,764 of net expenses in the 2005 period compared to $80,530 of net expenses in the 2006 period. The improvement in other income/expense, net, was attributable to interest earned on funds received from the 2006 private placement, reduced interest on shareholder debt, derivative interest expense, interest expense on convertible notes net changes in fair value of derivatives partially offset by increases in financing costs, which charges primarily related to retirement of the convertible notes and warrants. As a result of the retirement of the shareholder loan and the convertible notes, the Company had no substantial debt at September 30, 2006 and, accordingly, following the conversion or retirement of the shareholder loans and convertible notes and related warrants the Company will no longer incur interest or derivative related charges associated with the loans, notes and warrants.

Income Tax. Income taxes totaled $198,099 during the 2006 nine month period as compared to $0 during the 2005 nine month period. Income taxes for the 2006 period relates to foreign taxes in connection with the Company's Colombian operations. The increase in income tax expense was attributable to increased production and profitability in Colombia. The Company had no provision for U.S. income taxes for either period due to the availability of net operating losses.

FINANCIAL CONDITION

Liquidity and Capital Resources. At September 30, 2006 the Company had a cash balance of $14,421,365 and working capital of $14,658,677 compared to a cash balance of $1,724,100 and working capital of $1,771,722 at December 31, 2005. The increase in cash and working capital during the period was primarily attributable to the receipt of $15,386,583 of net proceeds from the April 2006 private placement of common stock as well as the receipt of $191,250 from the exercise of warrants, partially offset by acquisitions of and investments in oil and gas properties and the retirement of $900,000 of shareholder loans.

Derivative liabilities are $0 at September 30, 2006 as compared to $2,813,175 at December 31, 2005 but are not considered in computing working capital. The decrease in derivative liabilities was attributable to the conversion, during 2006, of the convertible notes and warrants into common stock and the accompanying reclassification of the derivative liability in the amount of $2,894,124 to additional paid in capital. The derivative liabilities represented the deemed fair value of the embedded derivatives included in the subordinated convertible notes and accompanying warrants that were issued during 2005 as measured at September 30, 2006 and December 31, 2005.

Cash Flows. Cash flows provided by operations for the 2006 period totaled $611,838 as compared to cash provided by operations during the 2005 period of $296,656. The increase in operating cash flow was primarily attributable to decreases in accounts receivable, increased changes in the fair value of derivatives and non cash expenses, offset by decreases in accounts accrued liabilities and increases in prepaid expenses.

Investing activities used $2,592,406 during the 2006 period as compared to $1,353,085 used during the 2005 period. The increase in funds used in investing activities during the current period was primarily attributable to seismic costs incurred in South America and increased drilling activity.

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

Long-Term Liabilities. At September 30, 2006, the Company had long-term liabilities of $41,249 as compared to $975,416 at December 31, 2005. Long-term liabilities at September 30, 2006 consisted of a reserve for plugging costs. The change in long-term debt was attributable to the retirement of shareholder loans of $900,000 and the conversion of convertible notes into common stock.

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

During the first nine months of 2006, the Company invested $2,592,406 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 3 domestic wells ($320,971), (2) drilling 9 wells in Colombia ($1,327,964), (3) acquisition of leases domestically ($294,401) and (4) seismic activity in Colombia ($649,070).

At September 30, 2006, the Company's only material contractual obligations requiring determinable future payments were a lease relating to the Company's executive offices which was unchanged when compared to the 2005 Form 10-KSB.

At September 30, 2006, the Company's acquisition and drilling budget for the balance of 2006 totaled approximately $1,346,000, consisting entirely of the budget for drilling of 7 wells in South America on the Cara Cara and Cabiona concessions. The Company's acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2006.

INFLATION

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective at September 30, 2006.

During the quarter ended September 30, 2006, we hired a full-time Chief Financial Officer to oversee and manage the accounting and financial reporting functions. Otherwise, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the quarterly review for the period ended September 30, 2006, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses identified consisted of a lack of certain procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP. Additionally, the independent registered public accounting firm identified, during its review, certain closing and adjusting entries that had not been made prior to the review.

In addition to the weaknesses identified by our independent registered public accounting firm, management notes that the Company continues to lack adequate segregation of duties in our financial reporting process, as our CFO serves as our only internal accounting and financial reporting personnel and, as such, performs all accounting and financial reporting functions. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process were not segregated.

The Company plans to increase its emphasis on identification of, and accounting for, non-routine transactions, in particular SFAS 123R accounting, and timely preparation of closing and adjusting entries. The Company has no current plans to add accounting or financial reporting personnel and, accordingly, expects to continue to lack segregation of accounting, financial reporting and oversight functions. As operations increase in scope, the Company intends to evaluate hiring additional in-house accounting personnel so as to provide for appropriate segregation of duties within the accounting function.

PART II

ITEM 6.     EXHIBITS

            Exhibit
            Number                 Description
            ------                 -----------
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

Date: November 13, 2006