Form 10QSB/A
period 2005-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2006-11-20
CIK 1156041

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.  Yes [ ]     No [X]

     As of November 8, 2005, we had 19,968,089 shares of $0.001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

                                EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 14, 2005.

On February 3, 2006, the independent registered public accounting firm of Houston American Energy (the "Company"), in conjunction with the preparation of the Company's Form 10-KSB for the year ended December 31, 2005 and the related financial statements, advised management of the Company that the previously filed financial statements of the Company as of and for the quarterly and year-to-date periods ended June 30, 2005 and September 30, 2005 needed to be restated. The restatement results from errors in accounting for financial derivatives embedded in convertible notes and warrants issued by the Company during 2005.

The Company concluded, after consultation with its audit committee and independent registered public accounting firm, that it was necessary to restate its financial results for the interim period ended September 30, 2005 to account for the embedded derivatives in accordance with SFAS 133, including recording an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, as more fully described in Note 3 to the financial statements included in this Form 10-QSB/A.

Pursuant to rule 12b-15 under the Securities Exchange Act of 1934, the Form 10-QSB/A contains complete text of Items 1, 2 and 3 of Part I and Items 1 and 6 of Part II, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This Form 10-QSB/A does not reflect events occurring after the filing of the Original Form 10-QSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above.

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                  FORM 10-QSB/A

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

        Balance Sheet as of September 30, 2005 (Restated). . . . . . .         4

        Statements of Operations for the three months and nine months
        ended September 30, 2005 (Restated) and September 30, 2004 . .         5

        Statements of Cash Flows for the nine months
        ended September 30, 2005 (Restated) and September 30, 2004 . .         6

        Notes to Financial Statements. . . . . . . . . . . . . . . . .         7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . .        11

    Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . .        17

PART II     OTHER INFORMATION

    Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .        19

    Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .        20

                         PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)
                                   (Restated)

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                $    1,790,184
  Accounts receivable                                        473,649
  Prepaid expenses                                             1,396
                                                      ---------------
    Total current assets                                   2,265,229
                                                      ---------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                          3,045,335
    Costs not being amortized                                714,283
  Furniture and equipment                                     10,878
                                                      ---------------
        Total property, plant and equipment                3,770,496
  Accumulated depreciation and depletion                  (1,232,747)
                                                      ---------------
        Total property, plant and equipment, net           2,537,749
                                                      ---------------

OTHER ASSETS                                                 120,236
                                                      ---------------
        Total Assets                                  $    4,923,214
                                                      ===============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                    $      278,668
  Accrued expenses                                            79,953
  Derivative liability                                     2,761,791
                                                      ---------------
    Total current liabilities                              3,120,412
                                                      ---------------

LONG-TERM DEBT:
  Notes payable to principal shareholder                   1,000,000
  Subordinated convertible notes - net of discount            19,206
  Reserve for plugging costs                                  44,456
                                                      ---------------
    Total long-term liabilities                            1,063,662
                                                      ---------------

SHAREHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 19,968,089 shares outstanding                 19,968
  Additional paid-in capital                               2,800,027
  Treasury stock, at cost; 100,000 shares                   ( 85,834)
  Accumulated deficit                                    ( 1,995,021)
                                                      ---------------
    Total shareholders' equity                               739,140
                                                      ---------------
        Total liabilities and shareholders' equity    $    4,923,214
                                                      ===============

    The accompanying notes are an integral part of these financial statements

                               HOUSTON AMERICAN ENERGY CORP.
                                  STATEMENT OF OPERATIONS
                                        (Unaudited)


                                         Nine Months Ended            Three Months Ended
                                            September 30,               September 30,
                                     --------------------------  --------------------------
                                         2005          2004          2005          2004
                                     ------------  ------------  ------------  ------------
                                      (Restated)                  (Restated)
Revenue:
  Oil and gas                        $ 1,824,582   $   672,822   $   732,642   $   369,274
  Consulting fees                         25,000             -        25,000             -
                                     ------------  ------------  ------------  ------------
Total revenue                          1,849,582       672,822       757,642       369,274
                                     ------------  ------------  ------------  ------------

Expenses of operations:
  Lease operating expense and
    severance tax                        710,702       283,322       239,727       163,824
  Joint venture expenses                  43,105        25,637        15,681        19,589
  General and administrative
    expense                              542,590       202,906       200,837        75,627
  Depreciation and depletion             223,392        88,918        53,034        31,425
                                     ------------  ------------  ------------  ------------

Total operating expenses               1,519,789       600,783       509,279       290,465
                                     ------------  ------------  ------------  ------------

Income from operations                   329,793        72,039       248,363        78,809

Other (income) expenses:
  Interest income                       ( 21,084)      ( 4,995)     ( 13,314)         (692)
  Interest expense                        69,420             -        42,500        22,400
  Interest expense - derivative          304,753             -        12,317             -
  Interest expense - shareholders         54,000        54,000        18,000             -
  Financing costs                         10,431             -         6,386             -
  Net change in fair value of
   derivative liabilities                351,244             -       289,214             -
                                     ------------  ------------  ------------  ------------

Total other (income) expenses, net       768,764        49,005       355,103        21,708
                                     ------------  ------------  ------------  ------------

Net income (loss)                    $  (438,971)  $    23,034   $  (106,740)  $    57,101
                                     ============  ============  ============  ============

Basic income per share               $   (  0.02)  $      0.00   $    ( 0.01)  $      0.00
                                     ============  ============  ============  ============

Diluted income per share             $   (  0.02)  $      0.00   $   (  0.01)  $      0.00
                                     ============  ============  ============  ============

Basic weighted average shares         19,968,089    19,578,703    19,968,089    19,663,081
                                     ============  ============  ============  ============

Diluted weighted average shares       19,968,089    19,578,703    19,968,089    19,663,081
                                     ============  ============  ============  ============

                                  HOUSTON AMERICAN ENERGY CORP.
                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                         For the Nine Months Ended September 30,
                                                       ------------------------------------------
                                                               2005                  2004
                                                       --------------------  --------------------
                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  (Loss) Income from operations                        $          (438,971)  $            23,034
Adjustments to reconcile net income
  to net cash from operations
    Depreciation and depletion                                     223,392                88,918
    Non-cash expenses                                                    -                19,416
    Change in fair value of derivatives                            351,244                     -
    Amorization of debt discount                                   304,753                     -
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                             (233,508)             (148,937)
    (Increase) decrease in prepaid expense                          88,551               (25,987)
    (Increase) decrease in other assets                           (117,069)               36,863
    Increase in accounts payable and accrued expenses              118,264               140,176
                                                       --------------------  --------------------

Net cash provided by operations                                    296,656               133,483

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of oil and gas properties and assets            (1,353,085)             (589,163)
    Funds received in excess of prospect costs                           -                21,650
                                                       --------------------  --------------------

Net cash used by investing activities                           (1,353,085)             (567,513)

CASH FLOWS FROM FINANCING ACTIVITIES

    Sale of common stock - net of costs                                  -                91,193
    Issuance of debt                                             2,125,000                     -
                                                       --------------------  --------------------

Net cash provided by financing activities                        2,125,000                91,193
                                                       --------------------  --------------------

Increase (decrease) in cash and equivalents                      1,068,571              (342,837)
Cash, beginning of period                                          721,613               663,422
                                                       --------------------  --------------------
Cash, end of period                                    $         1,790,184   $           320,585
                                                       ====================  ====================

SUPPLEMENT CASH FLOW INFORMATION:
    Interest paid                                      $            54,000   $            36,000

SUPPLEMENT NON-CASH INVESTING AND
  FINANCING ACTIVITIES
    Stock issued for oil and gas activity              $                 -   $            47,500
    Stock issued for financial public relations                          -               103,000
    Warrants issued for financing fees                             162,562                     -

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

NOTE 3. - RESTATED FINANCIAL STATEMENTS

The accompanying financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 are restated from those originally issued to reflect certain adjustments related to derivative financial instruments.

The restatement relates to the accounting for embedded features in certain convertible notes and warrants issued by the Company during 2005 (See Note 4 below). The notes were originally recorded at their notional amounts; and the fair value of the warrants was included in Shareholders' Equity. The Company subsequently determined that the convertible notes and warrants contain detachable and embedded derivatives that should have been accounted for as derivative financial instruments in accordance with SFAS 133 and EITF 00-19 (See
Note 5 below).

In connection with the referenced restatement, interest income and certain financing costs have been reclassified from operating revenue and expense, respectively, to other (income) expense.

The following is a summary of the restatement adjustments.

                                                        As Previously
                                                       ---------------
                                                          Reported       Adjustments    As Restated
                                                       ---------------  -------------  -------------
                      Balance Sheet
                      -------------
Other assets                                                  269,499       (149,263)       120,236
Total Assets                                                5,072,477       (149,263)     4,923,214

Currently liabilities
  Derivative liability                                              -      2,761,791      2,761,791
Total Current Liabilities                                     358,621      2,761,791      3,120,412

Long term debt
  Subordinated convertible notes                            2,125,000     (2,105,794)        19,206
Total long term debt                                        3,169,456     (2,105,794)     1,063,662

Shareholder Equity
  Additional paid in capital                                2,962,589       (162,562)     2,800,027
  Accumulated deficit                                      (1,352,323)      (642,698)    (1,995,021)
Total Stockholders' Equity                                  1,544,400       (805,260)       739,140
Total Liabilities and Shareholders' Equity                  5,072,477       (149,263)     4,923,214

               Statement of Operations
              Nine Months Ended 9/30/05
              -------------------------
Other (Income) Expense
  Interest expense-derivative                                       -        304,753        304,753
  Net change in fair value of derivative liabilities                -        351,244        351,244
  Financing costs                                              23,730        (13,299)        10,431
Total Other (Income) Expense                                  126,066        642,698        768,764


Net Income (Loss)                                             203,727       (642,698)      (438,971)

Basic income (loss) per share                          $         0.01   $      (0.03)  $      (0.02)
Diluted income (loss) per share                        $         0.01   $      (0.03)  $      (0.02)

              Three Months Ended 9/30/05
              --------------------------
Other (Income) Expense
  Interest expense-derivative                                       -         12,317         12,317
  Net change in fair value of derivative liabilities                -        289,214        289,214
  Financing costs                                              14,529         (8,143)         6,386
  Interest expense                                                                                -
Total Other (Income) Expense                                   61,715        293,388        355,103


Net Income (Loss)                                             186,647       (293,388)      (106,740)

Basic and diluted income (loss) per share              $         0.01   $      (0.02)  $      (0.01)

NOTE 4. - SUBORDINATED CONVERTIBLE NOTES AND WARRANTS

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

The Notes were offered and sold in private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors is either an "accredited investor", as defined in Rule 501 promulgated under the Securities Act, or a "qualified institutional buyer", as defined in Rule 144A.

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

NOTE 5. - DERIVATIVE LIABILITIES

In conjunction with the issuance of the Notes, the conversion feature, the conversion price, reset provision and the Company's optional early redemption right in the Notes have been bundled together as a single compound embedded derivative liability and, using a layered discounted probability-weighted cash flow approach, was initially fair valued at $2,368,485 at May 4, 2005. The fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. At inception, the fair value of this single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Notes (as unamortized discount which will be amortized over a five-year period under the effective interest method). At inception the excess of the unamortized discount over the notional amount of the Note in the amount of $285,547 was charged to expense in the Company's statement of operations.

At September 30, 2005, the Notes comprised the following:

     Notional balance of Convertible Notes at September 30, 2005     $ 2,125,000
     Adjustment - Discount for single compound derivative liability   (2,105,794)
                                                                     ------------
     Convertible Notes balance at September 30, 2005, as adjusted    $    19,206
                                                                     ============

For the period from inception (May 4, 2005) through September 30, 2005, the amortization of unamortized discount on the Notes was $19,206, which has been classified as interest expense in the accompanying statement of operation.

The Derivative Liability reflected on the balance sheet at September 30, 2005 consists of the Derivative Liability-Compound Embedded Derivatives within the Notes plus the Derivative Liability-Compound Embedded Derivatives within the Warrants issued in conjunction with the Notes.

The Derivative Liability-Compound Embedded Derivatives within Notes reflect the following activity for the period from Inception (May 4, 2005) through September 30, 2005:

     Balance at inception (May 4, 2005)                           $2,368,485
     Mark-to-market adjustment for the period from inception to
       September 30, 2005                                              3,022
                                                                  ----------
     Balance at September 30, 2005                                 2,371,507
                                                                  ==========

The Derivative Liability-Compound Embedded Derivatives within Warrants reflect the following activity for the period from inception (May 4, 2005) to September 30, 2005.

     Balance at inception (May 4, 2005)                           $ 42,063
     Mark-to-market adjustment for the period from inception to
       September 30, 2005                                          348,221
                                                                  --------
     Balance at September 30, 2005                                 390,284
                                                                  ========

NOTE 6. - WARRANTS

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
          =========  =========  =========  =========

NOTE 7. - FINANCING COSTS

In conjunction with the issuance of long-term debt described in Note 4 above, the Company paid $127,500 in commissions and issued a warrant to the placement agent to purchase 191,250 shares of the Company's common stock at an exercise price of $1.00 per share expiring May 3, 2008. The market price on the date the warrants were granted was $0.85. The warrants are accounted for as derivative instruments pursuant to SFAS 133 and EITF 00-19 (see Note 5 above).

The aggregate financing costs of $127,500, comprised of commissions, are being expensed ratably over the life of the Notes as financing costs. $6,386 and $10,431 of financing costs were expensed during the quarter and nine months ended September 30, 2005. Unamortized financing costs of $117,059 are classified as other assets.

NOTE 8 - CONTINGENCIES

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2004. As of, and for the quarter ended, September 30, 2005, there have been no material changes or updates to the Company's critical accounting policies other than (1) the application of derivative accounting treatment prescribed by SFAS 133 and EITF 00-19 to outstanding convertible notes and warrants, and (2) the following updated information relating to Unevaluated Oil and Gas Properties:

-- UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2005:

               Acquisition costs  $ 86,300
                                  --------
               Evaluation costs    627,983
                 Total            $714,283
                                  ========

The carrying value of unevaluated oil and gas prospects include $442,936 expended for properties in the South American country of Colombia at September 30, 2005. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

-- DERIVATIVES. The Company determined that the convertible notes and warrants issued during 2005 contain detachable and embedded derivatives that should have been accounted for as derivative instruments in accordance with SFAS 133 and EITF 00-19. In assessing the value of the derivative instruments in accordance with SFAS 133 and EITF 00-19, the Company utilizes a fair value model comprised of multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. Changes in the subjective assumptions can materially affect the estimated fair value of derivative instruments and consequently, the related amounts recognized in the financial statements. See Note 5 of the Notes to the Financial Statements in this Form 10-QSB for further discussion of derivative instruments.

CURRENT YEAR DEVELOPMENTS

Drilling, Leasehold and Seismic Activity

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

Financing Activity

In May 2005, the Company sold $2,125,000 of 8% Subordinated Convertible Notes Due 2010 (the "Notes").

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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 are restated from those originally issued to reflect certain adjustments related to derivative financial instruments.

The restatement relates to the accounting for embedded features in the Notes and Placement Agent Warrants issued by the Company during 2005. The Notes were originally recorded at their notional amounts; and the fair value of the Placement Agent Warrants were included in Shareholders' Equity. The Company subsequently determined that the Notes and Placement Agent Warrants contain detachable and embedded derivatives that should have been accounted for as derivative financial instruments in accordance with SFAS 133 and EITF 00-19.

In connection with the referenced restatement, interest income and certain financing costs have been reclassified from operating revenue and expense, respectively, to other (income) expense.

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

                           Columbia      U.S.      Total
                          ----------  --------  ----------
          2005 Period
               Oil sales  $1,360,647  $ 62,978  $1,423,625
               Gas sales           -   400,957     400,957
          2004 Period
               Oil sales     423,614    16,489     440,103
               Gas sales           -   232,719     232,719

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

                       Columbia     U.S.    Total
                       ---------  -------  --------
          2005 Period  $ 660,446  $50,256  $710,702
          2004 Period    255,676   27,646   283,322

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

General and Administrative Expenses. General and administrative expense increased by 167% to $542,590 during the 2005 period from $202,906 in the 2004 period. The increase in general and administrative expense was primarily attributable to the payment of salary (up $142,836 from $0) to the Company's principal officer beginning in the fourth quarter of 2004 and increases in professional fees (up $217,078, or 230%) relating primarily to legal fees associated with the ongoing Moose Oil litigation.

Other Expense, Net. Other expense, net, consists of financing costs in the nature of interest and deemed interest associated with outstanding shareholder loans and convertible notes and warrants issued in May 2005, net of interest earned by the Company. Certain features of the convertible notes and warrants resulted in the recording of a deemed derivative liability on the balance sheet and periodic interest associated with the deemed derivative liabilities and changes in the fair market value of those deemed liabilities.

Other expenses, in total, increased from $49,005 in the nine-month period ended September 30, 2004 to $768,764 in the nine-month period ended September 30, 2005. The increase in other expenses was attributable to interest incurred on the convertible notes issued in May 2005 and deemed interest and related charges associated with the derivative liability. During the 2004 period, other expense was entirely attributable to interest accruing on a shareholder loan ($54,000) offset by earned interest ($4,995). During the 2005 period, other expense related primarily to deemed interest on the derivative liability ($304,753), the net change in fair value of the derivative liability ($351,244), interest accrued on the convertible notes ($69,420), interest accrued on the shareholder loan ($54,000) and financing costs ($10,431), offset by interest earnings ($21,084).

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

Derivative liabilities of $2,761,791 are recorded as current liabilities at September 30, 2005 as compared to $0 at December 31, 2004 but are not considered in computing working capital. The derivative liabilities represent the deemed fair value of the embedded derivatives included in the subordinated convertible notes and accompanying warrants that were issued during 2005 as measured at September 30, 2005 and December 31, 2004. Included within the derivative liabilities at September 30, 2005 was $2,105,794 attributable to the derivative features in the subordinated convertible notes which amount is reflected as a discount in the amount of the subordinated convertible note on the balance sheet as compared to $0 at December 31, 2004.

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

Long-Term Debt. At September 30, 2005, our long-term debt was $1,063,412 as compared to $1,000,000 at December 31, 2004. Long-term debt at September 30, 2005 consisted of a reserve for plugging costs of $44,456, a note payable to our principal shareholder in the amount of $1,000,000 and 8% subordinated convertible notes in the principal amount of $2,125,000, recorded net of discounts in the amount of $2,105,794 relating to the fair value of the embedded derivatives included in the subordinated convertible notes. The increase in long-term debt was attributable to the issuance during the period of the subordinated convertible notes and recording the plugging cost reserve.

Notes payable to our principal shareholder, in the amount of $1,000,000, bear interest at 7.2% and mature January 1, 2007.

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

During the first nine months of 2005, we invested approximately $1,353,085 for the acquisition and development of oil and gas properties, consisting of (1) seismic surveying in Colombia ($453,198), (2) drilling the well on the Crowley Prospect, and (3) drilling 9 wells in Colombia.

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

ITEM 3.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the time the original Quarterly Report on Form 10-Q was prepared and filed on November 14, 2005, an evaluation as of the end of the period covered by this report had been carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was performed in light of weaknesses identified, and described in the original Quarterly Report, relating to accounting for non-routine transactions. Based on their evaluation, our chief executive officer, who also served at that time as chief financial officer, had originally concluded that our disclosure controls and procedures were effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms even though weaknesses in controls were identified.

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

In light of the above items, we have restated our financial statements for the quarterly and year-to-date periods ended June 30, 2005 and September 30, 2005 to correct our accounting for derivatives.

Further, based on the material weaknesses described herein, we have re-evaluated our disclosure controls at September 30, 2005 and concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2005. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, all arising from the issuance of convertible notes and warrants that included embedded derivatives.

Because we lack the financial resources to support in-house accounting personnel at this time, no formal steps had been taken as of the time of filing of the original quarterly report for the period ended September 30, 2005 to resolve the weaknesses identified by the auditor. We, however, began emphasizing improvement in communications with outside accounting personnel to assure that non-routine transactions are accounted for in a timely manner. Further, with respect to the specific accounting principles that were subject of the weaknesses identified - derivatives accounting and compensation accounting - we placed an emphasis on reviewing the application of such principles in connection with all future accounting periods.

During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting. We subsequently hired a full-time in-house chief financial officer and expect that such hiring will alleviate some or all of the weaknesses in disclosure control previously identified.

                                    PART II

ITEM 1.     LEGAL PROCEEDINGS

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

Date: November 9, 2006