Form 10QSB/A
period 2005-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2006-11-28
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 FORM 10-QSB/A
                                Amendment No. 2

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

                                EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A"), Amendment No. 2, is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 14, 2005 and amended on November 13, 2006.

This form 10-QSB/A amends Part I, Item 3 to delete an improper reference to a conclusion that the company failed to properly account for certain stock option grants.

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

Date: November 17, 2006