Form 10QSB/A
period 2005-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2006-12-01
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to           .
                                         -----------  -----------

                         Commission File Number 0-33027.

                          HOUSTON AMERICAN ENERGY CORP
        (Exact name of small business issuer as specified in its charter)

                        Delaware                      76-0675953
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 2005, we had 19,968,089 shares of $.001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                                EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") amendment #2 is being filed to amend our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 12, 2005 and amended on November 7, 2005.

On February 3, 2006, the independent registered public accounting firm of Houston American Energy (the "Company"), in conjunction with the preparation of the Company's Form 10-KSB for the year ended December 31, 2005 and the related financial statements, advised management of the Company that the previously filed consolidated financial statements of the Company as of and for the quarterly and year-to-date periods ended June 30, 2005 and September 30, 2005 needed to be restated. The restatement results from errors in accounting for financial derivatives embedded in convertible notes and warrants issued by the Company during 2005.

The Company concluded, after consultation with its audit committee and independent registered public accounting firm, that it was necessary to restate its financial results for the interim period ended June 30, 2005 to account for the embedded derivatives in accordance with SFAS 133, including recording an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, as more fully described in Note 3 to the financial statements included in this Form 10-QSB/A.

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

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                  FORM 10-QSB/A

                                      INDEX

                                                                     Page No.
                                                                     --------
PART I.    FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

      Balance Sheet as of June 30, 2005 (restated) . . . . . . . . . . .   4

      Statements of Operations for the three months and six months
        ended June 30, 2005 (restated) and June 30, 2004 . . . . . . . .   5

      Statements of Cash Flows for the six months
        ended June 30, 2005 (restated) and June 30, 2004 . . . . . . . .   6

      Notes to Financial Statements. . . . . . . . . . . . . . . . . . .   7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . .  11

    Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . .  17

PART II    OTHER INFORMATION

    Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                         PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)
                                   (Restated)

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                        $ 1,929,671
  Accounts receivable                                             402,271
  Prepaid expenses                                                 33,411
                                                              ------------
      Total current assets                                      2,365,353
                                                              ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                               2,842,709
    Costs not being amortized                                     511,763
  Furniture and equipment                                          10,878
                                                              ------------
      Total property, plant and equipment                       3,365,350
  Accumulated depreciation and depletion                       (1,179,713)
                                                              ------------
      Total property, plant and equipment, net                  2,185,637
                                                              ------------

OTHER ASSETS                                                      101,074
                                                              ------------
      Total Assets                                            $ 4,652,064
                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $   282,261
  Derivative liability                                          2,472,577
                                                              ------------
      Total current liabilities                                 2,754,838
                                                              ------------

LONG-TERM DEBT:
  Notes payable to principal shareholder                        1,000,000
  Subordinated convertible notes, net of $2,118,111 discount        6,889
  Reserve for plugging costs                                       44,456
                                                              ------------
      Total long-term liabilities                               1,051,345
                                                              ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000 shares
    Authorized; 19,968,089 shares outstanding                      19,968
  Additional paid-in capital                                    2,798,324
  Treasury stock, at cost; 100,00 shares                          (85,834)
  Accumulated deficit                                          (1,886,576)
                                                              ------------
      Total shareholders' equity                                  845,882
                                                              ------------
      Total liabilities and shareholders' equity              $ 4,652,064
                                                              ============

   The accompanying notes are an integral part of these financial statements

                              HOUSTON AMERICAN ENERGY CORP.
                                 STATEMENT OF OPERATIONS
                                       (Unaudited)

                                         Six Months Ended          Three Months Ended
                                             June 30,                    June 30,
                                   --------------------------  --------------------------
                                       2005          2004          2005          2004
                                   ------------  ------------  ------------  ------------
                                    (Restated)                  (Restated)
Revenue:
  Oil and gas                      $ 1,091,940   $   303,548   $   646,429   $   166,561
                                   ------------  ------------  ------------  ------------

Expenses of operations:
  Lease operating expense and
    severance tax                      440,710       119,497       269,937        51,676
  Joint venture expenses                27,424         6,048        13,601         6,048
  General and administrative
    Expense                            340,048       127,280       171,951        81,524
  Depreciation and depletion           170,358        57,493       107,731        34,687
                                   ------------  ------------  ------------  ------------

Total operating expenses               978,540       310,318       563,220       173,935
                                   ------------  ------------  ------------  ------------

Income (loss) from operations          113,400        (6,770)       83,209        (7,374)
                                   ------------  ------------  ------------  ------------

Other (income) expenses:
  Interest income                       (7,770)       (4,302)       (5,566)       (1,537)
  Interest expense                      26,920             -        28,624             -
  Interest expense - derivatives       292,436             -       292,436             -
  Net change in fair value of
    derivative liabilities              62,030             -        62,030             -
  Interest expense - shareholders       36,000        31,600        18,000        13,600
  Financing costs                        4,045             -         4,045             -
                                   ------------  ------------  ------------  ------------

Total other expense, net               413,661        27,298       399,569        12,063
                                   ------------  ------------  ------------  ------------

Net loss before taxes                 (300,261)      (34,068)     (316,360)      (19,437)

Income tax expense                      30,265             -        18,939             -
                                   ------------  ------------  ------------  ------------

Net loss                           $  (330,526)  $   (34,068)  $  (335,299)  $   (19,437)
                                   ============  ============  ============  ============

Basic and diluted loss per share   $     (0.02)  $     (0.00)  $     (0.02)  $     (0.00)
                                   ============  ============  ============  ============

Basic and diluted weighted
  average shares                    19,968,089    19,536,060    19,968,089    19,565,279
                                   ============  ============  ============  ============

    The accompanying notes are an integral part of these financial statements

                                 HOUSTON AMERICAN ENERGY CORP.
                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                           For the Six Months Ended June 30,
                                                       ---------------------------------------
                                                              2005                2004
                                                       ------------------  -------------------
                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $        (330,526)  $          (34,068)
Adjustments to reconcile net loss
  to net cash from operations
    Depreciation and depletion                                   168,858               55,993
    Non-cash expenses                                                  -               18,666
    Change in fair value of derivatives                           62,030                    -
    Amortization of debt discounts                               292,436                    -
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                           (162,130)             (67,043)
    (Increase) decrease in prepaid expense                        56,536              (98,502)
    (Increase) decrease in other assets                          (97,907)              36,863
    Increase in accounts payable and accrued expenses             41,700               33,265
                                                       ------------------  -------------------

Net cash provided (used) by operations                            30,997              (54,826)
                                                       ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of oil and gas properties                       (947,939)            (441,778)
                                                       ------------------  -------------------

Net cash used by investing activities                           (947,939)            (441,778)
                                                       ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Sale of common stock                                               -               91,193
    Issuance of debt                                           2,125,000                    -
                                                       ------------------  -------------------

Net cash provided by financing activities                      2,125,000               91,193
                                                       ------------------  -------------------

Increase (decrease) in cash and equivalents                    1,208,058             (405,411)
Cash, beginning of period                                        721,613              663,422
                                                       ------------------  -------------------
Cash, end of period                                    $       1,929,671   $          258,011
                                                       ==================  ===================

SUPPLEMENT CASH FLOW INFORMATION:
    Interest paid                                      $          36,000   $           36,000
                                                       ==================  ===================

SUPPLEMENT NON-CASH INVESTING AND
  FINANCING ACTIVITIES
    Non-cash expense                                                   -               18,666
    Stock issued for oil and gas activity                              -               47,500
    Stock issued for financial public relations                        -              103,000

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

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2004 and 2005.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2004 have been reclassified to conform to the 2005 presentation.

NOTE 3. - RESTATED FINANCIAL STATEMENTS

The accompanying financial statements as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 are restated from those originally issued to reflect certain adjustments related to derivative financial instruments.

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

The following is a summary of the restatement adjustments.

                                                             As Previously
                                                               Reported       Adjustments    As Restated
                                                            ---------------  -------------  -------------
                                Balance Sheet
                                -------------
     Current assets
       Prepaid expense                                              65,978        (32,567)        33,411
     Total current assets                                        2,397,920        (32,567)     2,365,353

       Other assets                                                225,913       (124,839)       101,074
     Total assets                                                4,809,470       (157,406)     4,652,064

     Currently liabilities
       Derivative liability                                              -      2,472,577      2,472,577
     Total current liabilities                                     282,261      2,472,577      2,754,838
     Long term debt
       Subordinated convertible notes                            2,125,000     (2,118,111)         6,889
     Total long term debt                                        3,169,456     (2,118,111)     1,051,345

     Shareholder equity
       Additional paid in capital                                2,962,589       (164,265)     2,798,324
       Accumulated deficit                                      (1,538,970)      (347,606)    (1,886,576)
     Total stockholders' equity                                  1,357,753       (511,871)       845,882
     Total liabilities and shareholders equity                   4,809,470       (157,406)     4,652,064

                             Statement of Operations
                            Six Months Ended 6/30/05
                            ------------------------

     Other (income) expense
       Interest expense-derivative                                       -        292,436        292,436
       Net change in fair value of derivative liabilities                -         62,030         62,030
       Financing costs                                               9,201         (5,156)         4,045
       Interest expense                                             64,624         (1,704)        62,920
     Total other (income) expense                                   66,055        347,606        413,661

     Income (loss) before income taxes                              47,345       (347,606)      (300,261)

     Net income (loss)                                              17,080       (347,606)      (330,526)
     Basic and diluted income (loss) per share              $         0.00   $      (0.02)  $      (0.02)

                            Three Months Ended 6/30/05
                            --------------------------

     Other (income) expense
       Interest expense-derivative                                       -        292,436        292,436
       Net change in fair value of derivative liabilities                -         62,030         62,030
       Financing costs                                               9,201         (5,156)         4,045
     Total other (income) expense                                   50,259        349,310        399,569

     Income (loss) before income taxes                              32,950       (349,310)      (316,360)

     Net income (loss)                                              14,011       (349,310)      (335,299)
     Basic and diluted income (loss) per share              $         0.00   $      (0.02)  $      (0.02)

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

At June 30, 2005, the Notes comprised the following:

     Notional balance of Convertible Notes at June 30, 2005          $ 2,125,000
     Adjustment - Discount for single compound derivative liability   (2,118,111)
                                                                     ------------
     Convertible Notes balance at June 30, 2005, as adjusted         $     6,889
                                                                     ============

For the period from inception (May 4, 2005) through June 30, 2005, the amortization of unamortized discount on the Notes was $6,889, which has been classified as interest expense in the accompanying statement of operation.

The Derivative Liability reflected on the balance sheet at June 30, 2005 consists of the Derivative Liability-Compound Embedded Derivatives within the Notes plus the Derivative Liability-Compound Embedded Derivatives within the Warrants issued in conjunction with the Notes.

The Derivative Liability-Compound Embedded Derivatives within Notes reflect the following activity for the period from Inception (May 4, 2005) through June 30, 2005:

     Balance at inception (May 4, 2005)                           $2,368,485
     Mark-to-market adjustment for the period from inception to
       June 30, 2005                                                  23,712
                                                                  ----------
     Balance at June 30, 2005                                     $2,392,197
                                                                  ==========

The Derivative Liability-Compound Embedded Derivatives within Warrants reflect the following activity for the period from inception (May 4, 2005) to June 30, 2005.

     Balance at inception (May 4, 2005)                           $42,063
     Mark-to-market adjustment for the period from inception to
       June 30, 2005                                               38,317
                                                                  -------
     Balance at June 30, 2005                                     $80,380
                                                                  =======

NOTE 6. - WARRANTS

Activity  of warrants during the three months ended June 30, 2005 is as follows:

                                                          Weighted
                                                          Average
                                              Warrants  Share Price
                                              --------  ------------
          Outstanding at beginning of period
          Granted                              191,250  $       1.00
                                              --------  ------------
          Outstanding at end of period         191,250  $       1.00
                                              ========  ============

Warrants outstanding and exercisable as of June 30, 2005:

               Exercise   Number of  Remaining  Number of
                 Price     Shares      Life      Shares
               ---------  ---------  ---------  ---------
                   1.00    191,250       2.83    191,250
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

The aggregate financing costs of $127,500, comprised of commissions, are being expensed ratably over the life of the Notes as financing costs. $4,045 of financing costs were expensed during the quarter and the six months ended June 30, 2005. Unamortized financing costs of $97,907 are classified as other assets; the remaining balance of $25,548 is classified as prepaid expense.

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

     UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2005:

               Acquistion costs  $ 59,269
               Evalution costs    452,494
                                 --------
               Total             $511,763
                                 ========

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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 are restated from those originally issued to reflect certain adjustments related to derivative financial instruments.

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

Lease Operating Expenses. Lease operating and severance tax expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 269% to $440,710 in the 2005 period from $119,497 in the 2004 period. The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2005 period (20 wells as compared to 10 wells). Following is a summary comparison of lease operating expenses for the periods.

                             Columbia     U.S.     Total
                             ---------  --------  --------
          2005 Period        $ 420,472  $20,238  $440,710
          2004 Period           98,084   21,413   119,497

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

General and Administrative Expenses. General and administrative expense increased by 167% to $340,048 during the 2005 period from $127,280 in the 2004 period. The increase in general and administrative expense was primarily attributable to the payment of salary (up $97,184 from $0) to the Company's principal officer beginning in the fourth quarter of 2004 and increases in professional fees (up $136,594, or 243%) relating primarily to legal fees associated with the ongoing Moose Oil litigation.

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

Other expenses, in total, increased from $27,298 in the six-month period ended June 30, 2004 to $413,661 in the six-month period ended June 30, 2005. The increase in other expenses was attributable to interest incurred on the convertible notes issued in May 2005 and deemed interest and related charges associated with the derivative liability. During the 2004 period, other expense was entirely attributable to interest accruing on a shareholder loan $31,600 offset by earned interest $4,302. During the 2005 period, other expense related primarily to deemed interest on the derivative liability $292,436, the net change in fair value of the derivative liability $62,030, interest accrued on the convertible notes $26,920, interest accrued on the shareholder loan $36,000 and financing costs $4,045, offset by interest earnings $7,770.

FINANCIAL CONDITION

Liquidity and Capital Resources. At June 30, 2005 we had a cash balance of $1,929,671 and working capital of $2,083,092 compared to a cash balance of $721,613 and working capital of $771,392 at December 31, 2004. The increase in cash and working capital during the period was primarily attributable to the sale, during 2005, of $2,125,000 of Subordinated Convertible Notes partially offset by investing activities relating to oil and gas properties.

Derivative liabilities of $2,472,577 are recorded as current liabilities at June 30, 2005 as compared to $0 at December 31, 2004, but are not considered in computing working capital. The derivative liabilities represent the deemed fair value of the embedded derivatives included in the subordinated convertible notes and accompanying warrants that were issued during 2005 as measured at June 30, 2005. Included within the derivative liabilities at June 30, 2005 was $2,118,111 attributable to the derivative features in the subordinated convertible notes which amount is reflected as a discount in the amount of the subordinated convertible note on the balance sheet as compared to $0 at December 31, 2004.

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

Long-Term Debt. At June 30, 2005, our long-term debt was $1,051,345 as compared to $1,000,000 at December 31, 2004. Long-term debt at June 30, 2005 consisted of a reserve for plugging costs of $44,456, a note payable to our principal shareholder in the amount of $1,000,000 and 8% subordinated convertible notes in the principal amount of $2,125,000, recorded net of discounts in the amount of $2,118,111 relating to the fair value of the embedded derivatives included in the subordinated convertible notes. The increase in long-term debt was attributable to the issuance during the period of the subordinated convertible notes and recording the plugging cost reserve.

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

At the time the original Quarterly Report on Form 10-QSB was prepared and filed on August 12, 2005, an evaluation as of the end of the period covered by this report had been carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was performed in light of weaknesses identified, and described in the original Quarterly Report, relating to accounting for non-routine transactions. Based on their evaluation, our chief executive officer, who also served at that time as chief financial officer, had originally concluded that our disclosure controls and procedures were effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange

Act within the time periods specified by the Securities and Exchange Commission's rules and forms even though weaknesses in controls were identified.

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

Further, based on the material weaknesses described herein, we have re-evaluated our disclosure controls at June 30, 2005 and concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2005. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, all arising from the issuance of convertible notes and warrants that included embedded derivatives.

Because we lack the financial resources to support in-house accounting personnel at this time, no formal steps had been taken as of the time of filing of the original quarterly report for the period ended June 30, 2005 to resolve the weaknesses identified by the auditor. We, however, began emphasizing improvement in communications with outside accounting personnel to assure that non-routine transactions are accounted for in a timely manner. Further, with respect to the specific accounting principles that were subject of the weaknesses identified - derivatives accounting and compensation accounting - we placed an emphasis on reviewing the application of such principles in connection with all future accounting periods.

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

                                         PART II

ITEM 6.  EXHIBITS

         Exhibit
         Number             Description
         --------           -----------

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

                                           HOUSTON AMERICAN ENERGY CORP.


                                           By: /s/ John Terwilliger
                                              ---------------------------
                                              John Terwilliger
                                              CEO and President


                                           By: /s/ James Jacobs
                                              ---------------------------
                                              James Jacobs
                                              Chief Financial Officer

Date: December 1 , 2006