Form 10KSB
period 2006-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2007-03-30
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
                         CITYWASHINGTON, STATED.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the Fiscal Year Ended December 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 1-32955

                          HOUSTON AMERICAN ENERGY CORP.
               --------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                76-0675953
    -------------------------------          -------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                          801 Travis Street, Suite 2020
                              Houston, Texas 77002
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:     (713) 222-6966

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class     Name of each exchange on which each is registered
    -------------------     -------------------------------------------------
      Common Stock,                     American Stock Exchange
     $0.001 par value

Securities to be registered pursuant to Section 12(g) of the Act:

                                      None
                            ------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                               Yes  [_]  No  [X]

The Issuer's revenues for the fiscal year ended December 31, 2006 were $3,202,731.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 15, 2007, based on the last sales price on the American Stock Exchange as of such date, was approximately $65,776,746.

The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of February 15, 2007 was 27,920,172.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2007 Annual Meeting are incorporated by reference into Part III of this Report.

     Transition Small Business Disclosure Format:  Yes  [_]  No  [X]

                                TABLE OF CONTENTS


                                                                       Page
                                                                       ----
PART I

     ITEM 1.     DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . .     3
     ITEM 2.     DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . .    16
     ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .    16
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS . . . . . . . . . . . . . . . . . .    16

PART II

     ITEM 5.     MARKET FOR COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . .    17
     ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . .    18
     ITEM 7.     FINANCIAL STATEMENTS . . . . . . . . . . . . . . . .    25
     ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .    25
     ITEM 8A.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . .    25
     ITEM 8B.    OTHER INFORMATION. . . . . . . . . . . . . . . . . .    25

PART III

     ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH
                 SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . . .    26
     ITEM 10.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .    26
     ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . .    26
     ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . .    27
     ITEM 13.    EXHIBITS AND REPORTS OF FORM 8-K . . . . . . . . . .    27
     ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . .    28

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Houston American Energy Corp. is an oil and gas exploration and production company. Our oil and gas exploration and production activities are focused on properties in the U.S. onshore Gulf Coast Region, principally Texas and Louisiana, and development of concessions in the South American country of Colombia. We seek to utilize the contacts and experience of our chief executive officer, John F. Terwilliger, to identify favorable drilling opportunities, to use advanced seismic techniques to define prospects and to form partnerships and joint ventures to spread the cost and risks to us of drilling.

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

Our principal exploration projects as of December 31, 2006 consisted on the following:

- Domestic Exploration Properties:

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

ACADIA PARISH, LOUISIANA. In Acadia Parish, Louisiana, we hold a 3% working interest and a 2.25% net revenue interest until payout in a 620-acre leasehold known as the Crowley Prospect. The Hoffpauer #1 (formerly the Baronet #1) was drilled in the third quarter of 2004. Commercial production of the well commenced in December 2004. Drilling of a 12,100-foot well, the Baronet #2 well, on the Crowley Prospect in Acadia Parish, Louisiana was completed in April 2005. The well tested the Hayes Sand and flanks a natural gas well that produced 1.6 BCF of natural gas from the Hayes Sand. After logging 21-feet of apparent net pay, hole conditions deteriorated before logging could be completed. The well was completed and production began in June 2005 and was reworked during the second half of 2006. The Baronet #3, a replacement well for the Baronet #2, is scheduled to be drilled during the first half of 2007. The Company will own a 15.5% working interest and 11.25% net revenue interest in the Baronet #3.

VERMILLION PARISH, LOUISIANA. In Vermillion Parish, Louisiana, we hold an 8.25% working interest with a 6.1875% net revenue interest, subject to a 25% working interest back in at payout, in the 425 acre Sugarland Prospect. The Broussard #1 well, a 12,900-foot test well, was drilled on the Sugarland Prospect in December 2005, with indications of multiple pay sands, and was completed in January 2006. Sales from the Broussard #1 began in March 2006. The Broussard #1 was re-completed in February 2007 and, as a result, was plugged and abandoned.

JIM HOGG COUNTY, TEXAS. In Jim Hogg County, Texas, we hold a 4.375% working interest, subject to payment of 5.8334% of costs to the casing point in the first well, in the 500 acre Hog Heaven Prospect. The Weil #1 well, a 6,200-foot test well, was drilled on the Hog Heaven Prospect in November 2005. Electric log and sidewall core analysis indicated multiple pay sands in the Weil #1 well. The well was completed in January 2006 and production and sales commenced in March 2006.

WILBARGER COUNTY, TEXAS. In Wilbarger County, Texas, we hold a 15% working interest with an 11.625% net revenue interest in the 900-acre West Fargo Prospect. The Riggins #1 well, a 6,400-foot test well, was drilled on the Wells Fargo Prospect in 2006 and was non-commercial.

We also hold a 15% working interest with an 11.25% net revenue interest in the 1340 acre Obenhaus Prospect in Wilbarger County, Texas. The Obenhaus #1 well, a 7,200-foot test well, was drilled on the Obenhaus Prospect in 2006 and was non-commercial.

HARDEMAN COUNTY, TEXAS. In Hardeman County, Texas, we hold a 10% working interest with a 7.5% net revenue interest in the 91.375 acre West Turkey Prospect. The DDD-Evans #1, an 8,500-foot test well, was drilled on the West Turkey Prospect in April 2006 and production began in May 2006. At December 31, 2006, the DDD-Evans #1 was producing, but at non-commercial levels.

- Colombian Exploration Properties:

LLANOS BASIN, COLOMBIA. In the Llanos Basin, Colombia, we hold interests in (1) a 232,050 acre tract known as the Cara Cara concession, (2) the Tambaqui Association Contract covering 4,400 acres in the State of Casanare, Colombia,
(3) two concessions, the Dorotea Contract and the Cabiona Contract, totaling over 137,000 acres, (4) the Surimena concession covering approximately 69,000 acres, (5) the Las Garzas concession covering approximately 103,000 acres, (6) the Leona concession covering approximately 70,343 acres, and (7) the Camarita concession covering approximately 166,000 acres.

Our interest in each of the described concessions and contracts in Colombia are held through an interest in Hupecol, LLC and affiliated entities. We hold a 12.5% working interest in each of the prospects of Hupecol other than the Cara Cara concession, the Surimena concession and the Tambaqui Association Contract. We hold a 1.6% working interest in the Cara Cara concession, a 6.25% working interest in the Surimena concession and a 12.6% working interest, with an 11.31% net revenue interest, in the Tambaqui Association Contract.

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

In December 2003, we exercised our right to participate in the acquisition, through Hupecol, of over 3,000 kilometers of seismic data in Colombia covering in excess of 20 million acres. The seismic data is being utilized to map prospects in key areas with a view to delineating multiple drilling opportunities. We will hold a 12.5% interest in all prospects developed by Hupecol arising from the acquired seismic data, including the Cabiona and Dorotea concessions acquired in the fourth quarter of 2004, the Surimena concession acquired in the second quarter of 2005, the Las Garzas concession acquired in November 2005, the Jagueyes TEA acquired in May 2005 and the Simon TEA acquired in June 2005. During 2006 we acquired 3D seismic data on the Las Garzas contract, the Jagueyes TEA and the Simon TEA. As a result of seismic evaluation, the Jagueyes TEA was converted to the Leona concession and the Simon TEA was converted to the Camarita concession during 2006.

During 2006, Hupecol drilled 8 wells on the Cara Cara concession in Colombia to offset, and delineate, the Jaguar #1 well, with production commencing on 7 wells. One of the wells drilled during 2006 on the Cara Cara concession was a dry hole. We hold a 1.59% working interest in each of the wells subject to a 30% reversionary interest to Ecopetrol at payout.

During 2006, no wells were drilled under the Tambaqui Association Contract. We hold a 12.6% working interest in wells drilled under the Tambaqui Association Contract.

During 2006, Hupecol drilled 5 wells on the Dorotea and Cabiona concessions with production commencing on 2 wells. Three of the wells drilled during 2006 on the Dorotea and Cabiona concessions were dry holes.

During 2006, 1 dry hole was drilled on Surimena concession and no wells were drilled on the Las Garzas concession, the Leona concession (formerly known as the Jagueyes TEA) or the Camarita concession (formerly known as the Simon TEA).

2007 DRILLING PLANS

As of January 1, 2007, we planned to drill a total of 31 wells during 2007, of which 1 well is planned to be drilled on our domestic exploration projects and 30 wells are planned to be drilled on our Colombian exploration projects. The following table reflects planned drilling activities during 2007:

           Location              Prospect Name      # of Planned Wells
     ----------------------  ---------------------  ------------------
     Acadia Parish, LA       Baronet #3                       1
     Llanos Basin, Colombia  Cara Cara Concession            13
     Llanos Basin, Colombia  Dorotea Concession               1
     Llanos Basin, Colombia  Cabiona Concession               8
     Llanos Basin, Colombia  Las Garzas Concession            2
     Llanos Basin, Colombia  Leona Concession                 2
     Llanos Basin, Colombia  Camarita Concession              4

Our planned drilling activity is subject to change from time to time without notice.

OTHER HOLDINGS

In addition to our principal exploration projects, we hold various interests in producing wells in Vermillion Parish, Louisiana, Plaquemines Parish, Louisiana, Lavaca County, Texas, Matagorda County, Texas, San Patricio County, Texas, Victoria County, Texas and Ellis County, Oklahoma. We have no present plans to conduct additional drilling activities on those prospects.

The following table sets forth certain information about our oil and gas holdings at December 31, 2006:

                                 Acres Leased or Under Option at December 31, 2006(1)
                                --------------------------------------------------------
                                                                                           Project
         Project Area             Project Gross       Project Net         Company Net     Interest
------------------------------  -----------------  ------------------  -----------------  ---------
TEXAS:
Jim Hogg County                            500.00               500.0              21.88      4.38%
Wilbarger County
  West Fargo Prospect. . . . .             900.00              900.00             135.00     15.00%
  Obenhaus Prospect. . . . . .           1,340.00            1,340.00             201.00     15.00%
Lavaca County
  West Hardys Creek. . . . . .              65.65               65.65              24.95     38.00%
San Patricio County                        380.00              380.00              19.00      5.00%
Hardeman County                             91.38               91.38               9.14     10.00%
Matagorda County
  S.W. Pheasant Prospect . . .             779.00              779.00              27.27      3.50%
Nacogdoches County                          80.94               80.94              80.94    100.00%
Victoria County                             58.37               58.37              29.18     50.00%
                                -----------------  ------------------  -----------------
Texas Sub-Total. . . . . . . .           4,195.34            4,195.34             548.36
LOUISIANA:
Webster Parish                           6,244.00            4,457.00             334.28      7.50%
Vermillion Parish
  Sugarland Prospect . . . . .             425.00              425.00              35.06      8.25%
  LaFurs F-16 Well . . . . . .             830.00              830.00              18.68      2.25%
Acadia Parish. . . . . . . . .             620.00              620.00              18.60      3.00%
Plaquemines Parish . . . . . .             300.00              300.00               5.40      1.80%
                                -----------------  ------------------  -----------------
Louisiana Sub-Total. . . . . .           8,419.00            6,632.00             412.02
OKLAHOMA
Jenny #1-14. . . . . . . . . .             160.00              160.00               3.78      2.36%
                                -----------------  ------------------  -----------------
Oklahoma Sub-Total . . . . . .             160.00              160.00               3.78
COLOMBIA
  Cara Cara Concession . . . .         232,500.00          232,500.00           3,697.00      1.59%
  Tambaqui Assoc. Contract (2)           4,403.00            4,403.00             555.00      12.6%
  Dorotea Concession . . . . .          51,321.00           51,321.00           6,415.00      12.5%
  Cabiona Concession . . . . .          86,066.00           86,066.00          10,758.00      12.5%
  Surimena Concession. . . . .          69,189.00           69,189.00           4,324.00      6.25%
  Las Garzas Concession. . . .         103,784.00          103,784.00          12,973.00      12.5%
  Leona Concession . . . . . .          70,343.00           70,343.00           8,793.00      12.5%
  Camarita Concession. . . . .         166,301.00          166,301.00          20,788.00      12.5%
                                -----------------  ------------------  -----------------
Colombia Sub-Total . . . . . .         783,907.00          783,907.00          68,303.00
                                -----------------  ------------------  -----------------
Total. . . . . . . . . . . . .         796,681.34          794,894.34          69,267.16
                                =================  ==================  =================

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

DRILLING ACTIVITIES

In 2006, we drilled 3 domestic wells and 14 wells in Colombia, consisting of 10 exploratory and 7 developmental wells of which 10 were completed and 7 were dry holes. In 2005, 4 exploratory and 10 developmental wells were drilled of which all 14 were completed and none were dry holes.

The following table sets forth certain information regarding the actual drilling results for each of the years 2006 and 2005 as to wells drilled in each such individual year:

               Exploratory Wells(1)    Developmental Wells(1)
              ----------------------  ------------------------
                Gross        Net        Gross         Net
              ----------  ----------  ----------  ------------
2006
----
  Productive           3       0.350           7         0.111
  Dry. . . .           7       0.816           0             0
2005
----
  Productive           4       0.231          10         0.226
  Dry. . . .           0           0           0             0

(1) Gross wells represent the total number of wells in which we owned an interest; net wells represent the total of our net working interests owned in the wells.

At December 31, 2006, one well was being drilled in Colombia.

SEISMIC ACTIVITY

During 2006, the Company continued its ongoing investment in acquiring and developing seismic data with respect to its Colombian properties with shooting being completed on approximately 133 square miles of prospect acreage during the year.

PRODUCTIVE WELL SUMMARY

The following table sets forth certain information regarding our ownership as of December 31, 2006 of productive gas and oil wells in the areas indicated:

                     Gas            Oil
                -------------  ------------
                Gross   Net    Gross   Net
                -----  ------  -----  -----
Texas . . . .       4  0.5088      1  0.100
Louisiana . .       5  0.2130      0      0
Oklahoma. . .       1  0.0240      0      0
Colombia. . .       0       0     22  0.587
                -----  ------  -----  -----
  Total . . .      10  0.7458     23  0.687
                =====  ======  =====  =====

VOLUME, PRICES AND PRODUCTION COSTS

The following table sets forth certain information regarding the production volumes, average prices received (net of transportation costs) and average production costs associated with our sales of gas and oil for the periods indicated:

                                  Year Ended December 31,
                                 -------------------------
                                     2006          2005
                                 -------------  ----------
Net Production:
  Gas (Mcf):
    North America . . . . . . .         78,096     106,449
    South America . . . . . . .              0           0
  Oil (Bbls):
    North America . . . . . . .          1,687       1,396
    South America . . . . . . .         48,058      42,789
Average sales price:
  Gas ($per Mcf). . . . . . . .           6.75        7.83
  Oil (Bbls). . . . . . . . . .          55.55       47.89
Average production expense and
  Taxes ($per Bbls):
    North America . . . . . . .           9.52        4.16
    South America . . . . . . .          34.28       20.43

NATURAL GAS AND OIL RESERVES

The following table summarizes the estimates of our historical net proved reserves as of December 31, 2005 and 2006, and the present value attributable to these reserves at these dates. The reserve data and present values were prepared by Aluko & Associates, Inc., independent petroleum engineering consultants, and Broun Energy, LLC:

                                                    At December 31,
                                                ----------------------
                                                   2006        2005
                                                ----------  ----------
Net proved reserves (1):
    Natural gas (Mcf). . . . . . . . . . . . .     425,750     850,650
    Oil (Bbls) . . . . . . . . . . . . . . . .     392,356     273,421
Standardized measure of discounted future net
  cash flows (2) . . . . . . . . . . . . . . .  $8,082,337  $6,375,600

(1) At December 31, 2006, net proved reserves, by region, consisted of 389,446 barrels of oil in South America and 2,910 barrels of oil in North America; all natural gas reserves were in North America.

(2) The standardized measure of discounted future net cash flows represents the present value of future net revenues after income tax discounted at 10% per annum and has been calculated in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities" (see Note 8 - Supplemental Information on Oil and Gas Exploration, Development and Production Activities (Unaudited)) and, in accordance with current SEC guidelines, and does not include estimated future cash inflows from hedging. The standardized measure of discounted future net cash flows attributable to our reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis.

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

LEASEHOLD ACREAGE

The following table sets forth as of December 31, 2006, the gross and net acres of proved developed and proved undeveloped and unproven gas and oil leases which we hold or have the right to acquire:

                 Proved Developed    Proved Undeveloped         Unproven
                ------------------  --------------------  ---------------------
                  Gross      Net      Gross       Net       Gross        Net
                ---------  -------  ---------  ---------  ----------  ---------
Texas . . . .    1,684.40   124.04        340      14.88    2,170.94     409.44
Louisiana . .    3,145.00   164.44        310       9.30    3,477.65     238.28
Oklahoma. . .      160.00     3.78          0          0           0          0
Colombia. . .    3,520.00    93.84        480      23.56  779,156.35  68,177.60
                ---------  -------  ---------  ---------  ----------  ---------
  Total . . .    8,509.40   386.10      1,130      47.74  784,804.94  68,825.32
                =========  =======  =========  =========  ==========  =========

During 2006, we acquired interests in the 91.375 acre West Turkey Prospect in Hardeman County, Texas. Also, during 2006, we relinquished our interest in the Green Jacket Prospect in Iberville Parish, Louisiana.

During 2006, as a result of seismic evaluation, the Jagueyes TEA covering approximately 324,695 acres was converted to the Leona concession covering approximately 70,343 acres and the Simon TEA covering 166,301 acres was converted to the Camarita concession covering 166,301 acres.

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

Investigation, including a title opinion of local counsel, generally is made before commencement of drilling operations.

MARKETING

At January 1, 2007, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

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

A SUBSTANTIAL PERCENTAGE OF OUR PROPERTIES ARE UNPROVEN; THEREFORE THE RISK ASSOCIATED WITH OUR SUCCESS IS GREATER THAN WOULD BE THE CASE IF THE MAJORITY OF OUR PROPERTIES WERE CATEGORIZED AS PROVED DEVELOPED PRODUCING.

     Because a substantial percentage of our properties are unproven (approximately 99.0%), or proved undeveloped, we will require significant additional capital to prove and develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

     While our current business plan is to fund the development costs with funds on hand and cash flow from our other producing properties, if such funds are not sufficient we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings or other means.

DRILLING FOR AND PRODUCING OIL AND NATURAL GAS ARE HIGH RISK ACTIVITIES WITH MANY UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read "-Reserve estimates depend on many assumptions that may turn out to be inaccurate" (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

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

PROSPECTS THAT WE DECIDE TO DRILL MAY NOT YIELD OIL OR NATURAL GAS IN COMMERCIALLY VIABLE QUANTITIES.

     Our prospects are properties on which we have identified what we believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (99.0%) of our reserves are currently unproved reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

OUR SUCCESS DEPENDS ON OUR MANAGEMENT TEAM AND OTHER KEY PERSONNEL, THE LOSS OF ANY OF WHOM COULD DISRUPT OUR BUSINESS OPERATIONS.

     Our success will depend on our ability to retain John F. Terwilliger, our principal executive officer, and to attract other experienced management and non-management employees, including engineers, geoscientists and other technical and professional staff. We will depend, to a large extent, on the efforts, technical expertise and continued employment of such personnel and members of our management team. If members of our management team should resign or we are unable to attract the necessary personnel, our business operations could be adversely affected.

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

     The price of our common stock constantly changes. We expect that the market price of our common stock will continue to fluctuate.

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY AFFECT OUR STOCK PRICE.

     Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

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

     At March 1, 2007, our directors and executive officers owned approximately
46.6 percent of our outstanding common stock. As a result, our current directors and executive officer are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. Such level of control of the company may delay or prevent a change of control on terms favorable to the other shareholders and may adversely affect the voting and other rights of other shareholders.

EMPLOYEES

As of March 1, 2007, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

ITEM 2.   DESCRIPTION OF PROPERTY

We currently lease approximately 4,739 square feet of office space in Houston, Texas as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The average monthly rental under the lease, which expires on May 31, 2012, is $6,682.

A description of our interests in oil and gas properties is included in "Item 1. Description of Business."

ITEM 3.   LEGAL PROCEEDINGS

We may from time to time be a party to lawsuits incidental to our business. As of March 1, 2007, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "HGO." Previously, until July 28, 2006, our Common Stock traded on the over-the-counter electronic bulletin board ("OTCBB") under the symbol "HUSA". The following table sets forth the range of high and low sale prices on AMEX, and bid prices on OTCBB, for each quarter during the past two fiscal years.

                              High    Low
                              -----  -----
Calendar Year 2006

    Fourth Quarter . . . . .  $7.95  $2.28
    Third Quarter. . . . . .   3.25   2.25
    Second Quarter . . . . .   4.94   2.90
    First Quarter. . . . . .   3.85   2.95

Calendar Year 2005

    Fourth Quarter . . . . .  $3.50  $2.65
    Third Quarter. . . . . .   2.75   1.00
    Second Quarter . . . . .   1.25   0.76
    First Quarter. . . . . .   1.00   0.78

With respect to bid prices for periods prior to July 28, 2006, the quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At February 15, 2007, the closing price of the Common Stock on AMEX was $4.41.

As of February 15, 2007, there were approximately 2,059 record holders of our Common Stock.

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

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                  NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE FOR
                                                             WEIGHTED-AVERAGE    FUTURE ISSUANCE UNDER
                                  NUMBER OF SECURITIES TO   EXERCISE PRICE OF     EQUITY COMPENSATION
                                  BE ISSUED UPON EXERCISE      OUTSTANDING          PLANS (EXCLUDING
                                  OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS   SECURITIES REFLECTED IN
PLAN CATEGORY                     WARRANTS AND RIGHTS (a)     AND RIGHTS (b)          COLUMN (a))
--------------------------------  ------------------------  ------------------  ------------------------
Equity compensation plans
approved by security holders (1)                   309,000                2.89                   191,000
Equity compensation plans not
approved by security holders                             -                  NA                         -
                                  ------------------------  ------------------  ------------------------
Total                                              309,000                2.89                   191,000
                                  ========================  ==================  ========================

(1) Consists of shares reserved for issuance under the Houston American Energy Corp. 2005 Stock Option Plan pursuant to which 500,000 shares were reserved. The plan was adopted by the board of directors in August 2005 and approved by shareholders in January 2006.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Houston American Energy was incorporated in April 2001, for the purposes of seeking oil and gas exploration and development prospects. Since inception, we have sought out prospects utilizing the expertise and business contacts of John
F. Terwilliger, our founder and principal executive officer. Through the third quarter of 2002, the acquisition targets were in the Gulf Coast region of Texas and Louisiana, where Mr. Terwilliger has been involved in oil and gas exploration for many years. In the fourth quarter 2002, we initiated international efforts through a Colombian joint venture more fully described below. Domestically and internationally, our strategy is to be a non-operating partner with exploration and production companies that have much larger resources and operations.

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

BUSINESS DEVELOPMENTS DURING 2006

Drilling Activities

During 2006, we drilled 3 on-shore domestic wells as follows:

- A 7,100 -foot well on the Obenhaus Prospect in Wilbarger County, Texas was drilled and was a dry hole.

- A 6,400-foot test well on the West Fargo Prospect in Wilbarger County, Texas was drilled and was deemed non-commercial.

- The DDD-Evans#1, a 8,500-foot test well on the West Turkey Prospect in Hardeman County, Texas, was completed in April 2006 and began production in May 2006. At December 31, 2006, the DDD-Evans#1 was producing but at non-commercial levels.

At December 31, 2006, we had no domestic wells being drilled.

During 2006, we drilled 14 international wells in Colombia as follows:

- 8 wells were drilled on the Cara Cara Concession, in which we hold a 1.6% working interest, of which 7 were in production at December 31, 2006 and 1 was a dry hole.

- 1 dry hole was drilled on the Dorotea Concession, in which we hold a 12.5% working interest.

- 4 wells were drilled on the Cabiona Concession, in which we hold a 12.5% working interest, of which 2 were in production at December 31, 2006 and 2 were dry holes.

At December 31, 2006, we had 1 well being drilled in Colombia.

Leasehold Activities

During 2006, we acquired interests in an additional domestic prospect, a 10% working interest with a 7.5% net revenue interest in the 91.375 acre West Turkey Prospect in Hardeman County, Texas.

During 2006 we terminated our interest in the Green Jacket Prospect in Iberville Parish, Louisiana.

During 2006, as a result of seismic evaluation, the Jagueyes TEA covering approximately 324,695 acres was converted to the Leona concession covering approximately 70,343 acres and the Simon TEA covering 166,301 acres was converted to the Camarita concession covering 166,301 acres.

Seismic Activity

During 2006, we continued our ongoing investment in acquiring and developing seismic data with respect to our Colombian properties with shooting being completed on approximately 133 square miles of prospect acreage during the period.

Capital Raising Activity

In April 2006, we sold, in a private placement, 5,533,333 shares of common stock for gross proceeds of $16,599,999. In connection with the private placement of shares, we paid to the placement agent commissions of $1,162,000 and issued to the placement agent five year warrants to purchase 415,000 shares of common stock at $3.00 per share. In December 2006, in connection with the April 2006 private placement, Sanders Morris Harris exercised 100,000 of the 415,000 Placement Agent Warrants, and Sanders Morris Harris was issued 100,000 shares for an aggregate consideration of $300,000.

In May 2006, we repaid loans from our principal shareholder, in the principal amount of $900,000, from the proceeds of the April 2006 private placement.

In May 2006, we exercised our right to cause our outstanding Subordinated Convertible Notes, in the aggregate principal amount of $2,125,000, to be converted into 2,125,000 shares of common stock.

In May 2006, the holders of $1.00 warrants issued in connection with the Subordinated Convertible Notes exercised all of the warrants resulting in the issuance of 191,250 shares of common stock for aggregate consideration of $191,250.

Corporate Developments

During May 2006, our board of directors appointed an additional non-employee director and revised the compensation of our President and non-employee directors. Effective June 1, 2006, the base salary of our President was increased from $180,000 to $300,000 annually. The board fixed the compensation of non-employee directors to consist of (1) an annual retainer of $6,000 payable in quarterly installments, (2) an annual retainer of $2,000 per committee on which a director serves, payable in quarterly installments, (3) an annual retainer of $2,500 for service as audit committee chair, payable in quarterly installments, (4) an annual retainer of $1,500 for service as chair of committees other than the audit committee, payable in quarterly installments,
(5) a grant of 20,000 stock options on initial election or appointment as a director exercisable at fair market value on the date of grant for a term of 10 years, and (6) a grant of 10,000 stock options immediately following each subsequent shareholders meeting at which a director stands for reelection and is reelected.

In July 2006, we appointed James "Jay" Jacobs as Chief Financial Officer and fixed Mr. Jacobs' compensation, subject to review and adjustment by mid-2007, as follows: (1) base salary of $125,000; and (2) a stock option to purchase 200,000 shares of common stock at $2.98 per share, the closing price on first day of employment, vesting over a 2 year period and exercisable over a period of ten years.

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

Full Cost Method of Accounting for Oil and Gas Activities. The Securities and Exchange Commission ("SEC") prescribes in Regulation S-X the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2006. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Excess costs are charged to proved properties impairment expense.

Unevaluated Oil and Gas Properties. Unevaluated oil and gas properties consist principally of our cost of acquiring and evaluating undeveloped leases, net of an allowance for impairment and transfers to depletable oil and gas properties. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, we review the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. We record an allowance for impairment based on a review of present value of future cash flows. Any resulting charge is made to operations and reflected as a reduction of the carrying value of the recorded asset. Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2006 and 2005:

                        At December 31, 2005   At December 31, 2006
                        ---------------------  ---------------------
     Acquisition costs  $              44,548  $             180,197
     Evaluation costs                 151,346                520,352
                        ---------------------  ---------------------
       Total            $             195,894  $             700,549
                        =====================  =====================

The carrying value of unevaluated oil and gas prospects includes $151,039 and $480,532 expended for properties in South America at December 31, 2005 and December 31, 2006, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Subordinated Convertible Notes and Warrants - Derivative Financial Instruments. The Subordinated Convertible Notes and Warrants issued during 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company identified the following instruments and derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

     -    Subordinated Convertible Notes
     -    Conversion feature
     -    Conversion price reset feature
     -    Company's optional redemption right
     -    Warrants
     -    Warrants exercise price reset feature

The Company identified the conversion feature; the conversion price reset feature and the Company's optional early redemption right within the Convertible Notes to represent embedded derivatives. These embedded derivatives were bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. The conversion feature, the conversion price reset feature and the Company's optional early redemption right within the Convertible Notes were bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The Company identified the common stock warrant to be a detachable derivative. The warrant exercise price reset provision is an embedded derivative within the common stock warrant. The common stock warrant and the embedded warrant exercise price reset provision were accounted for as a separate single hybrid compound instrument.

The single compound embedded derivatives within Subordinated Convertible Notes and the derivative liability for Warrants were recorded at fair value at the date of issuance (May 4, 2005); and were marked-to-market each quarter with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company utilized a third party valuation firm to fair value the single compound embedded derivatives under the following methods: a layered discounted probability-weighted cash flow approach for the single compound embedded derivatives within Subordinated Convertible Notes; and the Black-Scholes model for the derivative liability for Warrants based on a probability weighted exercise price.

The fair value of the derivative liabilities were subject to the changes in the trading value of the Company's common stock. As a result, the Company's financial statements were subject to fluctuations from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations varied from quarter-to-quarter based on conditions other than our operating revenues and expenses.

In May 2006, each of the Subordinated Convertible Notes and Warrants accounted for as derivative financial instruments was converted or exercised. Accordingly, for subsequent periods, we have no derivative financial instruments requiring account under SFAS 133.

Stock-Based Compensation. We account for stock-based compensation in accordance with the provisions of SFAS 123(R). We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the volatility of the Company's common stock price over the vesting term, dividend yield, an appropriate risk-free interest rate and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the Statements of Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Oil and Gas Revenues. Total oil and gas revenues increased $422,274, or 15.2%, to $3,202,731 in fiscal 2006 compared to $2,780,457 in fiscal 2005. The increase in revenue is due to (a) increased production resulting from the development of the Colombian fields and (b) increases in oil prices, partially offset by (y) decreased domestic natural gas production and (z) decreases in natural gas prices. We had interests in 22 producing wells in Colombia and 11 producing wells in North America during 2006 as compared to 17 producing wells in Colombia and 14 producing wells in North America during 2005. Average prices from sales were $55.55 per barrel of oil and $6.75 per mcf of gas during 2006 as compared to $47.89 per barrel of oil and $7.83 per mcf of gas during 2005. Following is a summary comparison, by region, of oil and gas sales for the periods.

                                 Colombia   North America     Total
                                ----------  --------------  ----------
          Year ended 2006
              Oil sales         $2,565,105  $       95,363  $2,660,468
              Gas sales                  0         542,263     542,263
          Year ended 2005
              Oil sales         $2,041,072  $       75,115  $2,116,187
              Gas sales                  0         664,270     664,270

Consulting Revenues. The Company generated a one-time commission of $60,000 in 2005. No similar commissions were received in 2006.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombia operations discussed below, increased 18% to $1,017,440 in 2006 from $861,790 in 2005. The increase in lease operating expenses was attributable to the increase in the number of wells operated during 2006 (33 wells as compared to 31 wells) partially offset by improved operating efficiencies. Following is a summary comparison of lease operating expenses for the years ended December 31, 2006 and 2005.

                                Colombia   North America     Total
                                ---------  --------------  ----------
          Year ended 2006       $ 819,273  $      198,167  $1,017,440
          Year ended 2005         782,248          79,542     861,790

Joint Venture Expenses. Joint venture expenses totaled $167,023 in 2006 compared to $61,500 in 2005. The joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by the operator of the Colombian concessions. The increase in joint venture expenses was attributable to increased activities associated with acquiring new concessions in Colombia.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 144.5% to $887,911 in fiscal 2006 when compared to $363,196 in 2005. The increase in depreciation and depletion expense was primarily attributable to the increased production from new wells coming on line during 2005 and 2006 and a reduction in proved reserves located in North America.

General and Administrative Expenses. General and administrative expense increased by 47.3% to $1,231,079 during 2006 from $835,829 in 2005. The increase in general and administrative expense was primarily attributable to (1) compensation expense relating to the grant of stock options to a new director and a new officer ($289,755), (2) an increase in officers salary and director compensation relating to the hiring of a new officer, increase in the salary of the Company's President and the payment of director fees ($168,410), (3) an increase in travel and entertainment expense ($26,635), and (4) transfer agent fees and fees relating to the listing of the Company's stock on the American Stock Exchange ($88,611), partially offset by a reduction of legal and professional fees of $155,153.

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

Other income/expenses, net, totaled $99,263 of net income in 2006 compared to $888,887 of net expenses in 2005. The improvement in other income/expense, net, was attributable to interest earned on funds received from the 2006 private placement, reduced interest on shareholder debt, derivative interest expense, interest expense on convertible notes net changes in fair value of derivatives partially offset by increases in financing costs, which charges primarily related to retirement of the convertible notes and warrants. As a result of the retirement of the shareholder loan and the convertible notes, the Company had no substantial debt at December 31, 2006 and, accordingly, the Company will no longer incur interest or derivative related charges associated with the loans, notes and warrants.

Income Tax Expense. Income tax expense increased to $510,637 in 2006 from $331,035 in 2005. The increase in income tax expense during 2006 is attributable to the Company's estimated allocable share of Colombian income tax relating to its interest in its Colombian venture. The Company recorded no U.S. income tax liability in 2006 or 2005 and at December 31, 2006 had net operating losses of approximately $195,696 and foreign tax credits of approximately $842,000.

Operating and Net Income (Loss). Operating loss for 2006 totaled $(100,722) as compared to operating income of $718,142 in 2005. Net loss totaled $512,096 in fiscal 2006 as compared to net loss of $501,780 in 2005.

FINANCIAL CONDITION

Liquidity and Capital Resources. At December 31, 2006, we had a cash and cash equivalent of $409,008 and working capital of $14,314,190 compared to a cash balance of $1,724,100 and working capital of $1,771,772 at December 31, 2005. The increase in working capital during the period was primarily attributable to the receipt of $15,386,583 of net proceeds from the April 2006 private placement of common stock as well as the receipt of $491,250 from the exercise of warrants, partially offset by acquisitions of, and investments in, oil and gas properties and the retirement of $900,000 of shareholder loans.

Derivative liabilities are $0 at December 31, 2006 as compared to $2,813,175 at December 31, 2005 but are not considered in computing working capital. The decrease in derivative liabilities was attributable to the conversion, during 2006, of the convertible notes and warrants into common stock and the accompanying reclassification of the derivative liability in the amount of $2,984,124 to additional paid in capital. The derivative liabilities represented the deemed fair value of the embedded derivatives included in the subordinated convertible notes and accompanying warrants that were issued during 2005 as measured at December 31, 2006 and December 31, 2005.

Cash Flows. Operating cash flows for 2006 totaled $1,239,446 as compared to $694,581 during 2005. The increase in operating cash flow was primarily attributable to increased oil and gas revenue and a decrease in receivables.

Investing activities used $17,507,371 during 2006 as compared to $1,589,594 used during 2005. The increase in funds used in investing activities was primarily attributable to a net investment in short-term marketable securities of $14,000,000 and an increase in investments in lease acquisition, seismic evaluation and drilling activities of $1,917,777.

Financing activities provided $14,952,833 during 2006 as compared to $1,897,500 provided during 2005. Cash flows from financing activities during 2006 related to the private placement of common stock resulting in the receipt of net proceeds of $15,361,583 and the receipt of $491,250 from the exercise of warrants partially offset by the repayment of shareholder loans of $900,000. Cash flows from financing activities during 2005 related to the private placement of Subordinated Convertible Notes in the amount of $2,125,000 partially offset by a reduction in shareholder loans of $100,000.

Long-Term Liabilities. At December 31, 2006, we had long-term liabilities of $38,816 as compared to $975,416 at December 31, 2005. Long-term liabilities at December 31, 2006 consisted of a reserve for plugging costs. The change in long-term debt was attributable to the retirement of shareholder loans of $900,000 and the conversion of convertible notes into common stock.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. With the receipt of additional financing in 2006 and prior years, and the increase in our revenues, profitability and operating cash flows, we expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During 2006, we invested $3,507,371 for the acquisition and development of oil and gas properties, primarily consisting of (1) drilling of 3 domestic wells ($361,392), (2) drilling 14 wells in Colombia ($1,872,179), and (3) seismic activity in Colombia ($655,208).

At December 31, 2006, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2006:

                                 Payments due by period
                  ----------------------------------------------------------
                    Total    2007    2008 - 2009   2010 - 2011   Thereafter
                  --------  -------  ------------  ------------  -----------
Operating leases  $420,996  $51,946  $    161,521  $    170,999  $    36,530
                  --------  -------  ------------  ------------  -----------
  Total           $420,996  $51,946  $    161,521  $    170,999  $    36,530
                  ========  =======  ============  ============  ===========

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (ORRI) in various properties, and may grant ORRIs in the future.

2007 Planned Drilling, Leasehold and Other Activities. As of December 31, 2006, we planned to drill a total of 31 wells during 2007, of which 1 well is planned to be drilled on our domestic exploration projects and 30 wells are planned to be drilled on our Colombian exploration projects. The following table reflects planned drilling activities during 2007:

            Location             Prospect Name      # of Planned Wells
     ----------------------  ---------------------  ------------------
     Acadia Parish, LA       Baronet #3                      1
     Llanos Basin, Colombia  Cara Cara Concession           13
     Llanos Basin, Colombia  Dorotea Concession              1
     Llanos Basin, Colombia  Cabiona Concession              8
     Llanos Basin, Colombia  Las Garzas Concession           2
     Llanos Basin, Colombia  Leona Concession                2
     Llanos Basin, Colombia  Camarita Concession             4

Our planned drilling activity is subject to change from time to time without notice.

We also plan to continue our investments in seismic to further delineate our Colombian properties and plan to selectively evaluate and acquire interests in additional drilling prospects.

At December 31, 2006, our acquisition and drilling budget for 2007 totaled approximately $6,806,500, consisting of (1) $5,728,500 for drilling of 30 wells in Colombia, (2) $945,000 for drilling of 1 domestic well, and (3) $133,000 for seismic in Colombia. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2006.

INFLATION

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7.   FINANCIAL STATEMENTS

Our financial statements, together with the independent accountant's report thereon of Thomas Leger & Co., L.L.P., appears immediately after the signature page of this report. See "Index to Financial Statements" on page 30 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective at December 31, 2006.

During the year ended December 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the quarterly reviews and audit for the year ended December 31, 2006, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses identified consisted of a lack of certain procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP. Additionally, the independent registered public accounting firm identified, during its reviews certain closing and adjusting entries that had not been made prior to the reviews.

In addition to the weaknesses identified by our independent registered public accounting firm, management notes that the Company continues to lack adequate segregation of duties in our financial reporting process, as our CFO serves as our only internal accounting and financial reporting personnel and, as such, performs substantially all accounting and financial reporting functions with the assistance of a part-time consultant. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process were not segregated.

The Company hired a full time CFO during 2006 and, under the direction of our CFO, we plan to increase our emphasis on identification of, and accounting for, non-routine transactions, in particular SFAS 123R accounting, and timely preparation of closing and adjusting entries. Our CFO is also working with outside consultants to assess the overall functioning of our controls and our control environment and establish and implement appropriate additional controls. The Company has no current plans, however, to add accounting or financial reporting personnel and, accordingly, expects to continue to lack segregation of accounting, financial reporting and oversight functions. As operations increase in scope, the Company intends to evaluate hiring additional in-house accounting personnel so as to provide for appropriate segregation of duties within the accounting function.

ITEM 8B.  OTHER INFORMATION

NA

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

Our executive officers as of December 31, 2006, and their ages and positions as of that date, are as follows:

          Name         Age                     Position
     ----------------  ---  -----------------------------------------------
     John Terwilliger  59   President, Chief Executive Officer and Chairman
     Jay Jacobs        29   Chief Financial Officer

John F. Terwilliger has served as our President, CEO and Chairman since our inception in April 2001. From 1988 to April 2002, Mr. Terwilliger served as the Chairman of the Board and President of Moose Oil & Gas Company, and its wholly-owned subsidiary, Moose Operating Co., Inc., both Houston, Texas based companies. Prior to 1988, Mr. Terwilliger was the Chairman of the Board and President of Cambridge Oil Company, a Houston, Texas based oil exploration and production company. On April 9, 2002, Moose Oil & Gas Company and its wholly-owned subsidiary, Moose Operating Co., Inc., filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code in Cause No. 02-33891-H507:
02-22892, in the United States District Court for the Southern District of Texas, Houston Division. At the time of the filing of the bankruptcy petition, Mr. Terwilliger was the Chairman of the Board and President of both Moose Oil & Gas Company and Moose Operating Co., Inc. Mr. Terwilliger resigned those positions on April 9, 2002.

Jay Jacobs has served as our Chief Financial Officer since July 2006. From April 2003 until joining the Company, Mr. Jacobs served as an Associate and as Vice President - Energy Investment Banking at Sanders Morris Harris, Inc., an investment banking firm, where he specialized in energy sector financing and transactions. Previously, Mr. Jacobs was an Energy Finance Analyst at Duke Capital Partners, LLC from June 2001 to April 2003 and a Tax Consultant at Deloitte & Touch , LLP. Mr. Jacobs holds a Masters of Professional Accounting from the University of Texas and is a Certified Public Accountant.

There are no family relationships among the executive officers and directors. Except as otherwise provided in employment agreements, each of the executive officers serves at the discretion of the Board.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Equity compensation plan information is set forth in Part II, Item 5 of this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 13.  EXHIBITS

     Exhibit
     Number                          Description of Exhibit
     -------                         ----------------------
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

       10.3   Promissory Note, dated December 10, 2003, payable to John Terwilliger in the amount of $724,658.67 (incorporated by reference to Exhibit 10.25 to the 2004 Registration
              Statement).

       10.4   Promissory Note, dated December 10, 2003, payable to John Terwilliger in the amount of $275,341.33 (incorporated by reference to Exhibit 10.26 to the 2004 Registration
              Statement).

       10.5   Form of Purchase Agreement, dated May 4, 2005 relating to the sale of 8% Subordinated
              Convertible Notes due 2010 (incorporated by reference to Exhibit 10.1 to the Current
              Report on Form 8-K dated May 4, 2005 (the "May 2005 Form 8-K"), filed with the SEC on May 10, 2005).

       10.6   Form of 8% Subordinated Convertible Note due 2010, dated May 4, 2005 (incorporated by reference to Exhibit 4.1 to the May 2005 Form 8-K).

       10.7   Form of Placement Agent Warrant, dated May 4, 2005 (incorporated by reference to
              Exhibit 4.2 to the May 2005 Form 8-K).


       10.8   Form of Registration Rights Agreement, dated May 4, 2005 (incorporated by reference to Exhibit 4.3 to the May 2005 Form 8-K).

       10.9   Houston American Energy Corp. 2005 Stock Option Plan (incorporated by reference to
              Exhibit 10.1 to the Current Report on Form 8-K dated August 12, 2005 (the "August
              2005 Form 8-K"), filed with the SEC on August 16, 2005).

       10.10  Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the August 2005 Form 8-K).

       10.11  Form of Placement Agent Warrant, dated April 28, 2006 (incorporated by reference to
              Exhibit 4.1 to the Current Report on Form 8-K dated April 28, 2006 (the "April 28, 2006
              Form 8-K"), filed with the SEC on April 28, 2006).

       10.12  Form of Registration Rights Agreement, dated April 28, 2006 (incorporated by reference to Exhibit 4.2 to the April 28, 2006 Form 8-K).

       10.13  Form of Subscription Agreement, dated April 2006 relating to the sale of shares of common stock (incorporated by reference to Exhibit 10.1 to the April 28, 2006 Form 8-K).

       10.14  Form of Lock-Up Agreement, dated April 2006 (incorporated by reference to Exhibit
              10.2 to the April 28, 2006 Form 8-K).

       14.1   Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to
              Exhibit 14.1 to the 2003 Form 10-KSB)

       23.1*  Consent of Thomas Leger & Co. L.L.P.

       31.1*  Section 302 Certification of CEO

       31.2*  Section 302 Certification of CFO

       32.1*  Section 906 Certification of CEO

       32.2*  Section 906 Certification of CFO

       99.1   Code of Business Ethics (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated July 6, 2006, filed with the SEC on July 7, 2006).

*     Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOUSTON AMERICAN ENERGY CORP.
Dated:     March 28, 2007

                                        By:  /s/ John F. Terwilliger
                                             --------------------------------
                                             John F. Terwilliger
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                      Date
--------------------------  -----------------------------------  --------------


/s/ John F. Terwilliger     Chairman, Chief Executive Officer,   March 28, 2007
--------------------------  President, Treasurer and Director
John F. Terwilliger         (Principal Executive Officer)

/s/ O. Lee Tawes III        Director                             March 28, 2007
--------------------------
O. Lee Tawes III

/s/ Edwin Broun III         Director                             March 28, 2007
--------------------------
Edwin Broun III

/s/ Stephen Hartzell        Director                             March 28, 2007
--------------------------
Stephen Hartzell

/s/ John Boylan             Director                             March 28, 2007
--------------------------
John Boylan

/s/James J. Jacobs          Chief Financial Officer              March 28, 2007
--------------------------  (Principal Accounting Officer)
James J. Jacobs

                             HOUSTON AMERICAN ENERGY CORP.

                             INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . .  F-1

Balance Sheet as of December 31, 2006 . . . . . . . . . . . . . . . . . . . . . . .  F-2

Statements of Operations For the Years ended December 31, 2006 and 2005 . . . . . .  F-3

Statements of Shareholders' Equity for the Years ended December 31, 2006 and 2005 .  F-4

Statements of Cash Flows For the Years Ended December 31, 2006 and 2005 . . . . . .  F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The  Board  of  Directors  and  Stockholders
Houston  American  Energy  Corp.
Houston,  Texas


We have audited the accompanying balance sheet of Houston American Energy Corp. as of December 31, 2006 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Houston American Energy Corp. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.



                                          Thomas Leger & Co., L.L.P.

March 26, 2007
Houston, Texas

                          HOUSTON AMERICAN ENERGY CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2006
----------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents                                     $   409,008
  Marketable securities                                          14,000,000
  Accounts receivable                                               325,436
                                                                ------------

        TOTAL CURRENT ASSETS                                     14,734,444
                                                                ------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties, full cost method
    Costs subject to amortization                                 6,796,308
    Costs not being amortized                                       700,549
  Office equipment                                                   11,878
                                                                ------------
  Total property, plant and equipment                             7,508,735

  Accumulated depreciation and depletion                         (2,260,463)
                                                                ------------

        PROPERTY, PLANT AND EQUIPMENT, NET                        5,248,272
                                                                ------------

OTHER ASSETS                                                          3,167
                                                                ------------

  TOTAL ASSETS                                                  $19,985,883
                                                                ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                              $   399,159
  Accrued expenses                                                   11,909
  Foreign income taxes payable                                      121,216
                                                                ------------

        TOTAL CURRENT LIABILITIES                                   532,284
                                                                ------------

LONG-TERM LIABILITIES
  Reserve for plugging costs                                         38,816
                                                                ------------

        TOTAL LONG-TERM LIABILITIES                                  38,816
                                                                ------------

SHAREHOLDERS' EQUITY
Common stock, par value $.001;
  100,000,000 shares authorized, 27,920,172 shares outstanding       27,920
Additional paid-in capital                                       22,042,624
Treasury stock, at cost; 100,000 shares                             (85,834)
Accumulated deficit                                              (2,569,927)
                                                                ------------

        TOTAL SHAREHOLDERS' EQUITY                               19,414,783
                                                                ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $19,985,883
                                                                ============

    The accompanying notes are an integral part of these financial statements

                           HOUSTON AMERICAN ENERGY CORP.
                             STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
----------------------------------------------------------------------------------

                                                            2006          2005
                                                        ------------  ------------

  Oil and gas revenue                                   $ 3,202,731   $ 2,780,457
  Consulting fees                                                 -        60,000
                                                        ------------  ------------

        Total revenue                                     3,202,731     2,840,457
                                                        ------------  ------------

EXPENSES OF OPERATIONS
    Lease operating expense and severance tax             1,017,440       861,790
    Joint venture expense                                   167,023        61,500
    Depreciation and depletion                              887,911       363,196
    General and administrative expense                    1,231,079       835,829
                                                        ------------  ------------

        Total expenses                                    3,303,453     2,122,315
                                                        ------------  ------------

INCOME (LOSS) FROM OPERATIONS                              (100,722)      718,142
                                                        ------------  ------------

OTHER (INCOME) EXPENSE
    Interest income                                        (496,490)      (34,191)
    Interest expense-derivative                              37,773       319,714
    Net change in fair value of derivative liabilities      170,949       402,628
    Interest expense                                         57,278       111,920
    Interest expense on shareholder debt                     20,440        72,000
    Financing costs                                         110,787        16,816
                                                        ------------  ------------
        Total other (income) expense                        (99,263)      888,887

NET LOSS BEFORE TAXES                                        (1,459)     (170,745)

INCOME TAX EXPENSE                                          510,637       331,035
                                                        ------------  ------------

NET LOSS                                                $  (512,096)  $  (501,780)
                                                        ============  ============

BASIC  AND DILUTED LOSS PER SHARE                       $     (0.02)  $     (0.03)
                                                        ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES                 25,087,847   19,970,553
                                                        ============  ============

    The accompanying notes are an integral part of these financial statements

                                                  HOUSTON AMERICAN ENERGY CORP.
                                                STATEMENT OF SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------------------------------------------------------
-

                                                      Common Stock                Treasury Stock
                                            --------------------------------  ---------------------
                                                                  Paid - in                           Accumulated
                                              Shares    Amount     Capital      Shares     Amount       Deficit        Total
                                            ----------  -------  -----------  ----------  ---------  -------------  ------------
Balance at December 31, 2004                19,968,089  $19,968  $ 2,800,027   (100,000)  $(85,834)  $ (1,556,051)  $ 1,178,110

Stock issued for services                        2,500        3        2,447          -          -              -         2,450
Stock options issued                                 -        -       49,447          -          -              -        49,447
  Net loss                                           -        -            -          -          -       (501,780)     (501,780)
                                            ----------  -------  -----------  ----------  ---------  -------------  ------------

Balance at December 31, 2005                19,970,589   19,971    2,851,921   (100,000)   (85,834)    (2,057,831)      728,227
                                            ----------  -------  -----------  ----------  ---------  -------------  ------------

Stock issued for -
  Cash                                       5,533,333    5,533   15,356,050          -          -              -    15,361,583
  Convertible notes                          2,125,000    2,125    2,122,875          -          -              -     2,125,000
  Warrant exercise                             291,250      291      490,959          -          -              -       491,250
Options issued to director                           -        -       70,200          -          -              -        70,200
Options issued to employee                           -        -      219,555          -          -              -       219,555
Reclassification of derivative liabilities
and discount on convertible notes                                    931,064                                            931,064

  Net loss                                           -        -            -          -          -       (512,096)     (512,096)
                                            ----------  -------  -----------  ----------  ---------  -------------  ------------

Balance at December 31, 2006                27,920,172  $27,920  $22,042,624   (100,000)  $(85,834)  $ (2,569,927)  $19,414,783
                                            ==========  =======  ===========  ==========  =========  =============  ============

    The accompanying notes are an integral part of these financial statements

                                  HOUSTON AMERICAN ENERGY CORP.
                                     STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
------------------------------------------------------------------------------------------------

                                                                         2006           2005
                                                                     -------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                         $   (512,096)  $  (501,780)

ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH FROM OPERATIONS
    Depreciation and depletion                                            887,911       363,196
    Stock-based compensation                                              289,755        51,895
    Amortization of debt discount and deferred financing costs            148,557       336,530
    Change in fair value of derivatives                                   170,949       402,628
    Decrease (increase) in accounts receivable                            247,786      (333,180)
    Decrease in prepaid expense                                             9,965        79,983
    (Decrease) increase in accounts payable and accrued liabilities        (3,381)      295,309
                                                                     -------------  ------------

    Net cash provided by operations                                     1,239,446       694,581
                                                                     -------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of marketable securities                                (17,000,000)            -
    Sales of marketable securities                                      3,000,000             -
    Acquisition of oil and gas properties and assets                   (3,507,371)   (1,589,594)
                                                                     -------------  ------------

    Net cash used in investing activities                             (17,507,371)   (1,589,594)
                                                                     -------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Sale of common stock - net of costs                                15,361,583             -
    Exercise of warrants                                                  491,250             -
    Repayment of shareholder loan                                        (900,000)     (100,000)
    Issuance of debt                                                            -     1,997,500
                                                                     -------------  ------------

    Net cash provided by financing                                     14,952,833     1,897,500
                                                                     -------------  ------------

DECREASE IN CASH                                                       (1,315,092)    1,002,487
    Cash, beginning of year                                             1,724,100       721,613
                                                                     -------------  ------------

    Cash, end of year                                                $    409,008   $ 1,724,100
                                                                     =============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                    $     77,718   $   150,865
    Taxes Paid                                                       $    261,891   $    74,907

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
    Conversion of convertible notes to common stock                  $  2,445,345   $         -
    Warrants issued for financing fees                                          -       162,562
    Exercise of warrants                                                  610,719             -

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

NOTE 1 - NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL
-------

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

GENERAL PRINCIPLES AND USE OF ESTIMATES
---------------------------------------

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

RECLASSIFICATION
----------------

Certain amounts for prior periods have been reclassified to conform to the current presentation.

OIL AND GAS REVENUES
--------------------

The Company recognizes sales revenues based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. Currently, the Company does not anticipate that the oil and gas sold will be significantly different from the Company's production entitlement.

OIL AND GAS PROPERTIES AND EQUIPMENT
------------------------------------

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

Depreciation expense for office equipment was $2,300 and $2,175 at December 31, 2006 and 2005, respectively and accumulated depreciation was $9,934 at December 31, 2006. Depletion and amortization for oil and gas properties was $885,611 and $359,521 at December 31, 2006 and 2005, respectively and accumulated depletion was $2,250,529 at December 31, 2006. Repairs and maintenance are expensed as incurred.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

COSTS EXCLUDED
--------------

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

CEILING TEST
------------

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by Securities and Exchange Commission ("SEC") Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization ("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, using prices in effect at the end of the period with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Proved oil and gas reserves, as defined by SEC Regulation S-X, are the estimated quantities of crude oil, natural gas, and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not changes based upon future conditions.

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

These estimates are made by an independent reservoir engineer and a reservoir engineer that is a shareholder and director of the Company. Revisions are necessary year to year due to changes in assumptions based on, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to uneconomical conditions.

Unevaluated oil and gas properties not subject to amortization at December 31, 2006 include the following:

                                              North     South
                                             America   America    Total
                                             --------  --------  --------
Acquisition costs                            $180,197  $      -  $180,197
Geological, geophysical and screening costs    40,200   480,152   520,352
                                             --------  --------  --------
  Total                                      $220,397  $480,152  $700,549
                                             ========  ========  ========

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

ASSET RETIREMENT OBLIGATIONS
----------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. For the Company, asset retirement obligations ("ARO") represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. The Company's normal domestic operation is to assign depleted wells to a salvager, for abandonment obligations, before the wells have reached their economic limits. The company has risk adjusted the domestic abandonment obligation to zero. Therefore the abandonment costs will have no effect on future income from domestic operations. Under the company's previous accounting method, the company included estimated future costs of abandonment and dismantlement in the full cost amortization base and amortized these costs as a component of depletion expense. Subsequent to adoption of SFAS 143, the ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability have been included in the computation of the discounted present value of estimated future net revenues.

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2006 and 2005. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2006 and 2005.

                                                     Years Ended December 31
                                                  ----------------------------
                                                      2006           2005
                                                  -------------  -------------
          ARO liability at January 1              $     41,249   $     39,952
          Accretion expense                              3,300          4,504
          Liabilities incurred from drilling            11,077         20,505
          Liabilities incurred - assets acquired             -          3,501
          Liabilities settled - assets abandoned             -        (17,423)
          Changes in estimates                         (16,810)        (9,790)
                                                  -------------  -------------

          ARO liability at December 31,           $     38,816   $     41,249
                                                  =============  =============

JOINT VENTURE EXPENSE
---------------------

Joint venture expense reflects the indirect field operating and regional administrative expenses billed by the operator of the Columbian concessions.

INCOME TAXES
------------

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

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

PREFERRED STOCK
---------------

The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. No shares of preferred stock have been issued.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months.

MARKETABLE SECURITIES
---------------------

Holdings of marketable securities qualify as available-for-sale or trading securities and are recorded at fair value. Marketable securities consist of asset-backed securities, corporate bonds, and municipal bonds with original maturities beyond 90 days. As the Company views all securities as representing the investment of funds available for current operations, the short-term investments are classified as current assets. The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as available-for-sale securities in accordance with the provisions of SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities" and are carried at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value of securities judged to be other then temporary are included in interest income, net, based on the specific identification method. There were no unrealized gains or losses associated with these marketable securities at December 31, 2006. At December 31, 2006 the Company held $14,000,000 in marketable securities.

NET LOSS PER SHARE
------------------

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

For the year ended December 31, 2006, 309,000 options and 315,000 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the year ended December 31, 2005, 2,125,000 shares of common stock issuable upon conversion of convertible notes, 89,000 options and 191,250 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

CONCENTRATION OF RISK
---------------------

The Company is dependent upon the industry skills and contacts of John F. Terwilliger, the chief executive officer, to identify potential acquisition targets in the onshore coastal Gulf of Mexico region of Texas and Louisiana. Further, as a non-operator oil and gas exploration and production company and through its interest in a limited liability company and its concessions in the South American country of Colombia, the Company is dependent on the personnel, management and resources of that entity to operate efficiently and effectively.

As a non-operating joint interest owner, the Company has a right of investment refusal on specific projects and the right to examine and contest its division of costs and revenues determined by the project operator.

The Company currently has interests in concessions in Colombia and expects to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Company's Colombian operations, the Company may be forced to abandon or suspend their efforts. Either of such events could be harmful to the Company expected business prospects.

At December 31, 2006, 67% of the Company's net oil and gas property investment and 80% of its revenue was with or derived from the company managing the Columbian properties.

The majority of oil production for 2006 from the Company's mineral interests was sold to an international integrated oil company (96%). The gas production was sold to U.S. natural gas marketing companies based on the highest bid. There were no other product sales of more than 10% to a single buyer.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalent and marketable securities. The Company had cash deposits of approximately $152,000 in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents, and its short-term investments.

RESTATEMENT OF INTERIM QUARTERS
-------------------------------

During 2006, the Company determined that its original accounting for the Subordinated Convertible Notes ("Convertible Notes") and Warrants ("2005 Warrants") issued on May 4, 2005, were not reported in accordance with generally accepted accounting principles. The Company determined that the Convertible Notes and Warrants contain detachable and embedded derivatives. The Company revised its accounting for the Convertible Notes and Warrants, and filed amendments to its previously filed Forms 10-QSB for the three and six months ended June 30, 2005, and the three and nine months ended September 30, 2005.

SUBORDINATED CONVERTIBLE NOTES AND WARRANTS- DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------------------------------------------

The Convertible Notes and the 2005 Warrants were accounted for in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 05-02 "Meaning of 'Conventional Convertible Debt Instrument' in Issue No. 00-19", and EITF 05-04 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19".
The Company identified the following instruments and derivatives:

Convertible Notes
Conversion feature
Conversion price reset feature
Company's optional redemption right
Warrants
Warrants exercise price reset feature

The Company identified the conversion feature; the conversion price reset feature and the Company's optional early redemption right within the Convertible Notes to represent embedded derivatives. These embedded derivatives were bifurcated from their respective host debt contracts and accounted for as derivative liabilities because they were subject to a registration rights agreement. The conversion feature, the conversion price reset feature and the Company's optional early redemption right within the Convertible Notes were bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The Company identified the common stock warrant as a detachable derivative. The warrant exercise price reset provision is an embedded derivative within the common stock warrant. The common stock warrant and the embedded warrant exercise price reset provision were accounted for as a separate single hybrid compound instrument.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

The Single Compound Embedded Derivatives within Convertible Notes and the Derivative Liability for Warrants were recorded at fair value at the date of issuance (May 4, 2005) and marked-to-market each quarter with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company utilized a third party valuation firm to fair value both single compound embedded derivatives under the following methods: a layered discounted probability-weighted cash flow approach for the Single Compound Embedded Derivatives within Convertible Notes; and the Black-Scholes model for the Derivative Liability for Warrants based on a probability weighted exercise price.

The fair value of the derivative liabilities was subject to the changes in the trading value of the Company's common stock. As a result, the Company's financial statements fluctuated from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations varied from quarter-to-quarter based on conditions other than our operating revenues and expenses.

In May 2006, the Convertible Notes were converted to common stock and the 2005 Warrants were exercised resulting in the reclassification of all derivative liabilities associated with the Convertible Notes and 2005 Warrants. See "Note 2 - Notes Payable - Subordinated Convertible Notes" and "- 2005 Warrants."

STOCK-BASED  COMPENSATION
-------------------------

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R "Share Based Payment" for its stock based compensation plans, using the modified prospective transition method, and as a result did not retroactively adjust results from prior periods. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and disclosure requirements established by SFAS 123, "Accounting for Stock-Based Compensation."

Under APB 25, the Company recognized stock based compensation using the intrinsic value method and, thus, generally no compensation expense was recognized for stock options as they were generally granted at the market value on the date of grant. The pro forma effects on net income due to stock based compensation were disclosed in the notes to the consolidated financial statements. SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements over the requisite service period.

RECENT  ACCOUNTING  DEVELOPMENTS
--------------------------------

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155) "Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 amends SFAS 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for the first fiscal year that begins after September 15, 2006. This did not have any impact on the Company's financial statements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on the financial statements.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(r)" (SFAS 158). The Statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and the recognition of the changes of the funded status in the year in which the changes occur through comprehensive income. Implementation of SFAS 158 is required as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on the Company's financial statements because the Company does not currently have any defined benefit pension or other postretirement benefit plans.

On September 13, 2006 the SEC issued Staff Accounting Bulletin No. 108 (SAB
108), which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have an impact on the Company's financial statements.

NOTE  2  -  NOTES  PAYABLE  AND  RELATED  DERIVATIVE  LIABILITIES

NOTE  PAYABLE  -  SHAREHOLDER
-----------------------------

Shareholder loans, in the principal amount of $900,000, were repaid in full from the proceeds of the April 2006 private placement.

SUBORDINATED CONVERTIBLE NOTES
------------------------------

On May 4, 2005, the Company entered into purchase agreements with multiple investors pursuant to which the Company sold $2,125,000 of 8% subordinated convertible notes due 2010.

The notes bear interest at 8%, provide for semi-annual interest payments and had a maturity date of May 1, 2010. The notes were convertible, at the option of the holders, into common stock of the Company at a price of $1.00 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price could be adjusted downward to a lower price per share if the Company issued its common stock to others below the stated conversion price. The notes were subject to automatic conversion in the event the Company conducted an underwritten public offering of its common stock from which the Company received at least $5 million and the public offering price was at least 150% of the then applicable conversion price. The Company had the right to cause the notes to be converted into common stock after May 1, 2006 if the price of the Company's common stock exceeded 200% of the then applicable conversion price on the date of conversion and for at least 20 trading days over the preceding 30 trading days. The Company had the right to repurchase the Notes after May 1, 2007 at 103% of the face amount during 2007, 102% of the face amount during 2008, 101% of the face amount during 2009 and 100% of the face amount thereafter. The notes were unsecured general obligations of the Company and were subordinated to all other indebtedness of the Company unless the other indebtedness was expressly made subordinate to the notes. The conversion feature, the conversion price, reset provision and the Company's optional early redemption right in the Convertible Notes were bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, were initially fair valued at $2,368,485 at May 4, 2005. The fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood of default

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

and timely registration. At inception, the fair value of this single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Convertible Notes (as unamortized discount which was being amortized over a five-year period under the effective interest method).
At inception the excess of the unamortized discount over the notional amount of the Convertible Note in the amount of $285,547 was charged to expense in the Company's statement of operations. For the period from inception of the Convertible Notes (May 4, 2005) through December 31, 2005, the amortization of unamortized discount on the Convertible Notes was $34,167, which was classified as interest expense in the accompanying statement of operation. The mark to market adjustment to increase the derivative liability for the period from inception to December 31, 2005 was $15,561.

On May 2, 2006, the Convertible Notes were satisfied in full in May 2006 upon the conversion of the same to common stock. See Note 6. As a result of conversion of the Convertible Notes, the compound embedded derivative liability of $2,373,405 at that date was reclassified as additional paid in capital, and the unamortized discount, in the amount of $2,053,060, was credited as a reduction of additional paid in capital for the year ended December 31, 2006. The mark to market adjustment to decrease the derivative liability from December 31, 2005 to the conversion date was $10,640.

2005 WARRANTS
-------------

On May 4, 2005, in connection with the issuance of the Convertible Notes, the Company entered into the 2005 Warrants, three year warrant agreements, with nine parties whereby 191,250 warrants were issued at an exercise price of $1.00 per share, subject to a reset provision whereby the exercise price would be adjusted downward in the event the Company issued its common stock to others at a price below the initial warrant exercise price. This reset provision represents an embedded derivative, which was not bifurcated from the host warrant contract (as both were derivatives) and was a derivative liability at its fair value at date of inception utilizing the Black-Scholes method with a probability weighted exercise price. This fair value model comprised multiple probability-weighted scenarios under various assumptions reflecting the economics of the warrants, such as risk free interest rate, expected Company stock price and volatility, likelihood of exercise, and timely registration. The assumptions used at December 31, 2005 were a risk-free interest rate of 3.08%, volatility of 40%, expected term of 2.3 years, dividend yield of 0.00% and a probability weighted exercise price of $.983. The common stock warrants and the embedded warrant price reset provision were initially fair valued at $42,063 at May 4, 2005 and charged to expense in the Company's statement of operations. The mark to market adjustment for the period from inception to December 31, 2005 was $387,067.

The 2005 Warrants were exercised in full in May 2006. See Note 6. As a result of exercise of the warrants, the derivative liability associated with the warrants, in the amount of $610,719, was reclassified as additional paid in capital for the year ended December 31, 2006. The mark to market adjustment to increase the liability from December 31, 2005 to the date of exercise was $181,589.

NOTE 3 - RELATED PARTIES

In conjunction with the Company's efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests in select mineral properties of the Company. During 2006 and 2005, Mr. Terwilliger received royalty payments relating to those properties totaling $37,333 and $38,109, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $23,343 and $24,939, respectively.

John Terwilliger periodically loaned funds to support the Company's operations. At December 31, 2005, loans from Mr. Terwilliger totaled $904,400, including accrued interest. Loans from Mr. Terwilliger accrued interest at 7.2% and were due January 1, 2007. The loans from Mr. Terwilliger were repaid in full in May 2006. Interest paid to Mr. Terwilliger totaled $20,440 during 2006 and $72,000 during 2005.

In May 2005, Northeast Securities, Inc. acted as placement agent in connection with the Company's offer and sale of $2,125,000 of Subordinated Convertible Notes for which Northeast Securities, and its affiliates, received commissions totaling $127,500 and the 2005 Warrants to purchase 191,250 shares of common stock at $1.00 per share. Orrie L. Tawes is Executive Vice President, head of Investment Banking and a Director of Northeast Securities.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

NOTE 4 - INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2006 and 2005.

                                                                          2006        2005
Loss before income taxes                                                $ (1,459)  $(170,745)
                                                                        =========  ===========

Income tax computed at statutory rates                                  $   (496)  $ (58,053)
Derivative expense                                                        70,982     245,596
Effect of foreign tax provision, before effect of changes in tax rate,
on the total tax provision                                               173,616     140,014
Permanent differences, nondeductible expenses                             40,330       1,934
Increase (decrease) in valuation allowance                               219,567      (4,932)
Other                                                                      6,638       6,476
                                                                        ---------  ----------

Tax provision                                                           $510,637   $ 331,035
                                                                        =========  ==========

Current provision
  United States                                                         $      -   $       -
  Foreign                                                                510,637     331,035
Deferred provision                                                             -           -
                                                                        ---------  ----------
Total provision                                                         $510,637   $ 331,035
                                                                        =========  ==========

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward of approximately $195,696 which will expire in 2018. In addition, the Company has approximately $842,000 of foreign tax credit carry forwards which will expire in 2015 and 2016. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the loss as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2006 are set out below.

                                                        2006        2005
                                                     ----------  ----------
          Deferred tax asset:
            Net operating loss carry forwards        $  66,536   $ 398,888
            Foreign tax credit carry forward           841,642     331,035
            Asset retirement obligation                 13,197      15,115
            Valuation allowance                       (731,851)   (512,284)
            Book over tax depreciation, depletion
              and capitalization methods on oil
              and gas properties                      (189,524)   (234,250)
            Book over tax accrued interest payments          -       1,496
                                                     ----------  ----------

          Net deferred tax asset                     $       -   $       -
                                                     ==========  ==========

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

FOREIGN  INCOME  TAXES
----------------------

The Company owns an interest in a Limited Liability Company that operates the activities in Columbia. Colombia's tax rate is 38.5%. Based on information provided by the manager of the LLC the company has determined their share of the Columbia tax liability for 2006 will be $510,637. This amount has been accrued during the year and will be funded by withholdings from the 2006 revenue and from revenue received in 2007.

The Company has reclassified $91,834 from severance taxes to foreign income taxes for the year ended December 31, 2005. The reclassification had no effect on the net loss or loss per share for the year ended December 31, 2005.

NOTE  5  -  STOCK  BASED  COMPENSATION

On August 12, 2005, the Company's Board of Directors adopted the Houston American Energy Corp. 2005 Stock Option Plan (the "Plan"). The terms of the Plan allow for the issuance of up to 500,000 options to purchase 500,000 shares of the Company's common stock. Persons eligible to participate in the Plan are key employees, consultants and directors of the Company. During 2006 the Company granted 20,000 options to the members of the Board of Directors and 200,000 to a key employee.

The fair value of the options granted to the director was valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 4.82%, expected life in years 10, expected stock volatility 81%, expected dividends 0.0%. Using this model yielded a value of $70,200 which was charged to expense in 2006.

The fair value of the options granted to a key employee was valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 5.24%, expected life in years 10, expected stock volatility 77%, expected dividends 0.0%. The total value of the options was $494,000. The options are being expensed over the vesting period. During 2006, $219,555 was expensed as employee compensation.

Prior to January 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with APB 25 "Accounting for Stock Issued to Employees." As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of our common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation," and SFAS No. 148 "Accounting for Stock-Based Compensation -Transition and Disclosure."

SFAS 123R requires the Company to present pro forma information for the comparative periods prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in 2005:

          Net loss, as reported                  $(501,780)
          Less: Total stock-based compensation
            expense determined using fair value
            method, net of taxes                   (69,600)
                                                 ----------
          Pro forma net loss                      (571,380)
                                                 ==========
          Net loss per share - as reported       $    (.03)
          Net loss per share - pro forma         $    (.03)

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

Option  activity  during  2006  is  as  follows:

                                                             Weighted
                                                             Average
                                                Weighted    Remaining
                                                 Average   Contractual
                                                Exercise     Term (in       Aggregate
                                       Options    Price       Years)     Intrinsic Value
                                       -------  ---------  ------------  ----------------
     Outstanding at beginning of year   89,000  $    2.42          8.72  $        439,660
     Granted                           220,000       3.08          9.44           941,600
     Exercised                               -          -             -                 -
     Forfeited                               -          -             -                 -
                                       -------  ---------  ------------  ----------------
       Outstanding at end of year      309,000  $    2.89          8.92  $      1,381,260
                                       =======  =========  ============  ================

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was zero. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $275,000. As of December 31, 2006 there were 191,000 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of December 31, 2006 is as follows:

                               Options Outstanding                    Options Exercisable
           ---------------------------------------------------  ------------------------------
                 Number              Weighted        Weighted       Number
Range of     Outstanding at           Average         Average   Outstanding at     Weighted
Exercise      December 31,           Remaining       Exercise    December 31,       Average
 Price            2006           Contractual Life      Price         2006       Exercise Price
---------  -------------------  -------------------  ---------  --------------  --------------

$   2.00                60,000                 8.62  $    2.00          60,000  $          2.00
$   2.98               200,000                 9.51  $    2.98          66,667  $          2.98
$   3.30                29,000                 8.87  $    3.30          29,000  $          3.30
$   4.10                20,000                 9.37  $    4.10          20,000  $          4.10

NOTE  6  -  COMMON  STOCK

APRIL  2006  PRIVATE  PLACEMENT
-------------------------------

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

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

Rights Agreements provide that the shares of common stock underlying the Placement Agent Warrant are to be included in the registration statement to be filed.

CONVERSION OF 8% SUBORDINATED CONVERTIBLE NOTES
-----------------------------------------------

On May 2, 2006, the Company notified the holders of its Convertible Notes of its election to convert the Convertible Notes into shares of the Company's common stock. As a result of such election, the full principal amount of the Convertible Notes of $2,125,000 was satisfied by conversion of the same into 2,125,000 shares of common stock.

The shares of common stock issued on conversion of the Convertible Notes were offered and issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. Each of the investors is an "accredited investor", as defined in Rule 501 promulgated under the Securities Act.

EXERCISE OF WARRANTS
--------------------

In May 2006, the holders of the 2005 Warrants exercised all 191,250 warrants and were issued an aggregate of 191,250 shares of common stock for aggregate consideration of $191,250.

The shares of common stock issued on exercise of the warrants were offered and issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each of the investors is an "accredited investor", as defined in Rule 501 promulgated under the Securities Act.

In December 2006, Sanders Morris Harris exercised 100,000 of the 415,000 Placement Agent Warrants, and Sanders Morris Harris was issued 100,000 shares for an aggregate consideration of $300,000. At December 31, 2006, the Company had the remaining 315,000 warrants outstanding with a remaining contractual life of 4.25 years.

The weighted average exercise price for all warrants exercised during the year ended December 31, 2006 was $1.69.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT - The Company leases office facilities under an operating lease
----------------
agreement which expires May 31, 2012. The lease agreement requires future payments as follows:

                  Year     Amount
               ---------  --------
                   2007   $ 51,946
                   2008     79,576
                   2009     81,945
                   2010     84,315
                   2011     86,684
                   2012     36,530
                          --------
               Total      $420,996
                          ========

Total rental expense in 2006 was $43,704 and $41,014 in 2005. The Company does not have any capital leases or other operating lease commitments.

LEGAL CONTINGENCIES - The Company is subject to legal proceedings, claims and
-------------------
liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. During the twelve months ended December 31, 2005, the Company was named as defendant in a suit filed in the United States Bankruptcy Court for the Southern District of Texas. The Company settled the bankruptcy litigation. The Company paid the $25,000 to settle the case.

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

DEVELOPMENT COMMITMENTS - During the ordinary course of oil and gas prospect
-----------------------
development, the Company commits to a proportionate share for the cost of acquiring mineral interest, drilling exploratory or development wells and acquiring seismic and geological information.

EMPLOYMENT ARRANGEMENTS - Prior to October 1, 2004, the Company paid no salary
-----------------------
or other compensation to any of its officers. In lieu of direct salary or compensation, the Company, periodically, granted overriding royalty interests with respect to certain properties to its Chief Executive Officer and to two shareholders that subsequently were elected as directors of the Company.

In October 2004, the Company began paying an annual salary of $180,000 to its Chief Executive Officer. Effective June 1, 2006, the salary of the Chief Executive Officer was increased to $300,000 annually.

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

GEOGRAPHICAL DATA - The following table shows the Company's oil and gas revenues
-----------------
and lease operating expenses, which includes the joint venture expenses incurred in South America, by geographic area:

                                2006        2005
                             ----------  ----------
          Revenues
            North America    $  637,625  $  739,384
            South America     2,565,106   2,041,072
                             ----------  ----------
                             $3,202,731  $2,780,456
                             ==========  ==========

          Production Cost
            North America    $  198,167  $   79,542
            South America       819,273     782,248
                             ----------  ----------
                             $1,017,440  $  861,790
                             ==========  ==========

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

CAPITAL COSTS - Capitalized costs and accumulated depletion relating to the
-------------
Company's oil and gas producing activities as of December 31, 2006, all of which are onshore properties located in the United States and Columbia, South America are summarized below:

                                            North         South
                                           America       America       Total
                                         ------------  -----------  ------------
Unproved properties not being amortized  $   220,396   $  480,153   $   700,549
Properties being amortized                 2,283,361    4,512,947     6,796,308
Accumulated depreciation, depletion and
  Amortization                            (1,326,529)    (911,195)   (2,237,724)
                                         ------------  -----------  ------------

Total capitalized costs                  $ 1,177,228   $4,081,905   $ 5,259,133
                                         ============  ===========  ============

AMORTIZATION RATE
-----------------

The amortization rate per unit based on barrel equivalents was $26.71 for North America and $10.47 for South America.

ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS INCURRED - Costs incurred in oil
-------------------------------------------------------
and gas property acquisition, exploration and development activities for December 31, 2006 and 2005 is summarized below:

                                                    2006
                                       ------------------------------
                                       North America   South America
                                       --------------  --------------
          Property acquisition costs:
            Proved                     $      888,057  $      355,000
            Unproved                          182,197               -
          Exploration costs                 1,292,226       3,914,171
          Development                         141,277         723,929
                                       --------------  --------------

          Total costs incurred         $    2,503,757  $    4,993,100
                                       ==============  ==============

                                                    2005
                                       ------------------------------
                                       North America   South America
                                       --------------  --------------
          Property acquisition costs:
            Proved                     $      733,719  $      355,000
            Unproved                           44,548               -
          Exploration costs                   954,916       1,508,388
          Development costs                    71,950         324,398
                                       --------------  --------------

          Total costs incurred         $    1,805,133  $    2,187,786
                                       ==============  ==============

RESERVE  INFORMATION  AND  RELATED STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
--------------------------------------------------------------------------------
CASH  FLOWS  -
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

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

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

These estimates are made by an independent reservoir engineer and a reservoir engineer that is a shareholder and director of the Company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

                                      North America          South America            Total
                                  -------------------------------------------------------------------
                                  Gas (mcf)  Oil (bbls)  Gas (mcf)  Oil (bbls)  Gas (mcf)  Oil (bbls)
                                  -------------------------------------------------------------------
Total proved reserves
  Balance December 31, 2004        202,420      11,590           -    295,700    202,420     307,290

  Extensions and discoveries       270,536         424           -    146,109    270,536     146,533
  Revisions of prior estimates     456,656      (7,810)          -   (128,290)   456,656    (136,100)
  Production                       (78,962)     (1,404)          -    (42,898)   (78,962)    (44,302)
                                  ---------  ----------  ---------  ----------  ---------  ----------
  Balance December 31, 2005        850,650       2,800           -    270,621    850,650     273,421
                                  =========  ==========  =========  ==========  =========  ==========

  Extensions and discoveries             3         141           -    277,151          3     277,292
  Revisions of prior estimates    (346,807)      1,666           -   (110,269)  (346,807)   (108,603)
  Production                       (78,096)     (1,687)          -    (48,057)   (78,096)    (49,744)
                                  ---------  ----------  ---------  ----------  ---------  ----------
  Balance December 31, 2006        425,750       2,920           -    389,446    425,750     392,366
                                  =========  ==========  =========  ==========  =========  ==========

Proved developed reserves
  at December 31, 2005             364,970         560           -    200,437    364,970     200,997
                                  =========  ==========  =========  ==========  =========  ==========
  at December 31, 2006              85,890       2,240           -    283,500     85,890     285,740
                                  =========  ==========  =========  ==========  =========  ==========

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

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

Standard measure of discounted future net cash flows at December 31, 2006

                                                                    North America    South America      Total
                                                                   ---------------  ---------------  ------------
Future net cash flow                                                    2,927,620       18,479,216    21,406,836
Future production cost                                                 (1,303,900)      (6,993,899)   (8,297,799)
Future income tax                                                               -       (2,862,863)   (2,862,863)
                                                                   ---------------  ---------------  ------------
Future net cash flow                                                    1,623,720        8,622,454    10,246,174
  10% annual discount for timing of cash flow                             567,170        1,596,667     2,163,837
                                                                   ---------------  ---------------  ------------

Standard measure of discounted future net
  cash flow relating to proved oil and gas reserves                $    1,056,550   $    7,025,787   $ 8,082,337
                                                                   ===============  ===============  ============

Changes in standardized measure:

Change due to current year operations
  Sales, net of production costs                                                                     $(2,185,290)
Change due to revisions in standardized variables:
  Income taxes                                                                                           727,245
  Accretion of discount                                                                                  637,560
  Net change in sales and transfer price, net of production costs                                      2,426,491
  Revision and others                                                                                 (3,672,014)
  Discoveries                                                                                          4,590,226
  Changes in production rates and other                                                                 (817,481)
                                                                                                     ------------
Net                                                                                                    1,706,737
Beginning of year                                                                                      6,375,600
                                                                                                     ------------

End of year                                                                                          $ 8,082,337
                                                                                                     ============

                          HOUSTON AMERICAN ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                        -------------------------------

Standard  measure  of  discounted  future  net  cash  flows at December 31, 2005

                                                                    North America    South America      Total
                                                                   ---------------  ---------------  ------------
Future net cash flow                                                    7,838,800       13,738,632    21,577,432
Future production cost                                                 (3,596,700)      (5,281,244)   (8,877,944)
Future income tax                                                        (413,513)      (3,608,140)   (4,021,653)
                                                                   ---------------  ---------------  ------------
Future net cash flow                                                    3,828,587        4,849,248     8,677,835
  10% annual discount for timing of cash flow                           1,217,161        1,085,074     2,302,235
                                                                   ---------------  ---------------  ------------

Standard measure of discounted future net
  cash flow relating to proved oil and gas reserves                $    2,611,426   $    3,764,174   $ 6,375,600
                                                                   ===============  ===============  ============

Changes in standardized measure:

Change due to current year operations
  Sales, net of production costs                                                                     $(1,918,666)
Change due to revisions in standardized variables:
  Income taxes                                                                                        (2,530,084)
  Accretion of discount                                                                                  517,721
  Net change in sales and transfer price, net of production costs                                      1,332,704
  Revision and others                                                                                 (1,374,796)
  Discoveries                                                                                          4,865,019
  Changes in production rates and other                                                                1,478,078
                                                                                                     ------------
Net                                                                                                    2,369,976
Beginning of year                                                                                      4,005,624
                                                                                                     ------------

End of year                                                                                          $ 6,375,600
                                                                                                     ============