Form 10-Q
period 2007-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2007-05-15
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 1-32955

                          HOUSTON AMERICAN ENERGY CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                        76-0675953
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

               801 Travis Street, Suite 1425, Houston, Texas 77002 (Address of principal executive offices)(Zip Code)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).          Yes [ ]        No  [X]

     As of May 1, 2007, we had 27,920,172 shares of $.0001 par value Common Stock outstanding.

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Balance Sheets as of March 31, 2007 and December 31, 2006 . . . . .  3

          Statements of Operations for the three months
            ended March 31, 2007 and 2006 . . . . . . . . . . . . . . . . . .  4

          Statements of Cash Flows for the three months
            ended March 31, 2007 and 2006 . . . . . . . . . . . . . . . . . .  5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . . . . .  7

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.  . . 11

     Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . .  . . 12

PART II     OTHER INFORMATION

     Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                               PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                               HOUSTON AMERICAN ENERGY CORP.
                                       BALANCE SHEET
                                        (Unaudited)


                                                       March 31, 2007    December 31, 2006
                                                      ----------------  -------------------
                                           ASSETS
                                           ------
CURRENT ASSETS:
  Cash                                                $       354,107   $          409,008
  Marketable securities                                    12,000,000           14,000,000
  Accounts receivable                                         559,789              325,436
  Prepaid expenses                                            137,402                    -
                                                      ----------------  -------------------
      Total current assets                                 13,051,298           14,734,444
                                                      ----------------  -------------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                           8,977,796            6,796,308
    Costs not being amortized                                 596,563              700,549
  Office equipment                                             11,878               11,878
                                                      ----------------  -------------------
      Total property, plant and equipment                   9,586,237            7,508,735
  Accumulated depreciation and depletion                   (2,532,242)          (2,260,463)
                                                      ----------------  -------------------
      Total property, plant and equipment, net              7,053,995            5,248,272
                                                      ----------------  -------------------

OTHER ASSETS                                                    3,167                3,167
                                                      ----------------  -------------------
      Total Assets                                    $    20,108,460   $       19,985,883
                                                      ================  ===================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                    $       448,601   $          399,159
  Accrued expenses                                             12,018               11,909
  Foreign income taxes payable                                139,349              121,216
                                                      ----------------  -------------------
      Total current liabilities                               599,968              532,284
                                                      ----------------  -------------------

LONG-TERM LIABILITIES:
  Asset retirement obligation                                  39,443               38,816
                                                      ----------------  -------------------
      Total long-term liabilities                              39,443               38,816
                                                      ----------------  -------------------

SHAREHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 27,920,172 shares outstanding                  27,920               27,920
  Additional paid-in capital                               22,097,513           22,042,624
  Treasury stock, at cost; 100,000 shares                     (85,834)             (85,834)
  Accumulated deficit                                      (2,570,550)          (2,569,927)
                                                      ----------------  -------------------
      Total shareholders' equity                           19,469,049           19,414,783
                                                      ----------------  -------------------
      Total liabilities and shareholders' equity      $    20,108,460   $       19,985,883
                                                      ================  ===================

   The accompanying notes are an integral part of these financial statements

                                 HOUSTON AMERICAN ENERGY CORP.
                                    STATEMENT OF OPERATIONS
                                          (Unaudited)

                                                         For the Three Months Ended March 31,
                                                        ---------------------------------------
                                                              2007                 2006
                                                       -------------------  -------------------
Revenue
  Oil and gas                                          $        1,025,422   $          666,172
                                                       -------------------  -------------------
Total revenue                                                   1,025,422              666,172
                                                       -------------------  -------------------

Expenses of operations
  Lease operating expense and severance taxes                     406,566              194,651
  Joint venture expenses                                           39,620               49,478
  General and administrative expense                              353,639              211,579
  Depreciation and depletion                                      271,779               89,479
                                                       -------------------  -------------------
Total operating expenses                                        1,071,604              545,187
                                                       -------------------  -------------------

Income from operations                                            (46,182)             120,985
                                                       -------------------  -------------------

Other (income) expenses
  Interest income                                                (173,320)             (16,219)
  Interest expense - derivative                                         -               16,890
  Net change in fair value of derivative liabilities                    -              103,077
  Interest expense                                                      -               42,500
  Interest expense on shareholder debt                                  -               16,200
  Financing fees                                                        -                6,386
                                                       -------------------  -------------------
Total other (income) expenses, net                               (173,320)             168,834
                                                       -------------------  -------------------

Income (loss) before taxes                                        127,138              (47,849)

Income tax expense                                                127,761               62,153
                                                       -------------------  -------------------

Net income (loss)                                      $             (623)  $         (110,002)
                                                       ===================  ===================

Basic and diluted income (loss) per share              $            (0.00)  $            (0.01)
                                                       ===================  ===================

Basic and diluted weighted average shares                      27,920,172           19,970,589
                                                       ===================  ===================

    The accompanying notes are an integral part of these financial statements

                                 HOUSTON AMERICAN ENERGY CORP.
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                        For the Three Months Ended March 31,
                                                     ------------------------------------------
                                                             2007                  2006
                                                     --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $              (623)  $          (110,002)
Adjustments to reconcile net loss
  to net cash from operations
  Depreciation and depletion                                     271,779                89,479
  Accretion expense - asset retirement obligation                    627                     -
  Derivative activity                                                  -               119,967
  Stock based compensation                                        54,888                     -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                    (234,353)              307,882
  (Increase) decrease in prepaid expense                        (137,402)                9,965
  Decrease in other assets                                             -                 6,386
  Increase in accounts payable and accrued expenses               67,685               181,269
                                                     --------------------  --------------------

Net cash provided by operations                                   22,601               604,946
                                                     --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of marketable securities                                2,000,000                     -
  Acquisition of oil and gas properties                       (2,077,502)           (1,066,235)
                                                     --------------------  --------------------

Net cash used by investing activities                            (77,502)           (1,066,235)
                                                     --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                   -                     -
                                                     --------------------  --------------------

(Decrease) in cash and equivalents                               (54,901)             (461,289)
Cash, beginning of period                                        409,008             1,724,100
                                                     --------------------  --------------------
Cash, end of period                                  $           354,107   $         1,262,811
                                                     ====================  ====================

SUPPLEMENT CASH FLOW INFORMATION:
  Interest paid                                      $                 -   $            16,200
  Taxes paid                                         $                 -   $                 -
                                                     ====================  ====================

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                                 March 31, 2007
                                   (Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Houston American Energy Corp., a Delaware corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2006.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2006 have been reclassified to conform to the 2007 presentation.

NOTE 3. - RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

NOTE 4. - MARKETABLE SECURITIES

There were no unrealized gains or losses associated with marketable securities held by the Company during the quarter ended March 31, 2007. At March 31, 2007 the Company held $12,000,000 in marketable securities.

NOTE 5. - STOCK-BASED COMPENSATION EXPENSE

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, "Share-Based Payments", or SFAS 123R. The Company periodically grants options to employees, directors and consultants under the Company's 2005 Stock Option Plan. These are accounted for in accordance with the provisions of SFAS 123R and Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" as well as other authoritative accounting pronouncements. The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

No stock options were granted during the quarter ended March 31, 2007.

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2007 and 2006:

                                                                          Three Months Ended March 31,
                                                                --------------------------------------------
                                                                         2007                    2006
                                                                ---------------------  ---------------------
                                                                  (in thousands, except per share amounts)
Share-based compensation expense included in reported net loss  $             54,888   $                  0
Earnings per share effect of share-based compensation expense.  $              (0.00)  $                 (0)
                                                                =====================  =====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-Q quarterly report of Houston American Energy Corp. (the "Company") for the three months ended March 31, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2006.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1 and the financial statements in
Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2006. As of, and for the quarter ended, March 31, 2007, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

-- UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at March 31, 2007:

                                       March 31, 2007
                                       ---------------
                    Acquisition costs  $       217,697
                    Evaluation costs           357,426
                    Retention costs             21,440
                                       ---------------
                        Total          $       596,563
                                       ===============

The carrying value of unevaluated oil and gas prospects include $354,726 expended for properties in the South American country of Colombia at March 31, 2007. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Drilling Activity

During the quarter ended March 31, 2007, the Company drilled six international wells in Colombia, as follows:

- two wells were drilled on concessions in which the Company holds a 12.5% working interest, of which one was in production at March 31, 2007 and one was abandoned prior to reaching its target sands.

- three wells were drilled on concessions in which the Company holds a 1.6% working interest, of which two were in production at March 31, 2007 and one was a dry hole.

One domestic well was being drilled during the quarter ended March 31, 2007.

At March 31, 2007, one 12.5% working interest well had been drilled in Colombia and was awaiting a completion rig. In addition, one domestic well was being drilled at March 31, 2007.

At March 31, 2007, the Company planned to drill one domestic well and 24 additional international wells over the balance of 2007.

Leasehold Activity

During the quarter ended March 31, 2007, the Company acquired no additional oil and gas interests.

Seismic Activity

During the quarter ended March 31, 2007, the Company conducted no new seismic activity.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 53.9% to $1,025,422 in the three months ended March 31, 2007 when compared to the three months ended March 31, 2006. The increase in revenue is principally due to increased production resulting from the development of the Columbian fields. The Company had interests in 22 producing wells in Colombia and 8 producing wells in the U.S. during the 2007 quarter as compared to 17 producing wells in Columbia and 14 producing wells in the U.S. during the 2006 quarter. Average prices from sales were $50.00 per barrel of oil and $9.04 per mcf of gas during the 2007 quarter as compared to $50.85 per barrel of oil and $8.38 per mcf of gas during the 2006 quarter.

                              Columbia    U.S.     Total
                             ---------  --------  --------
          2007 Quarter
               Oil sales     $ 963,920  $ 27,646  $991,566
               Gas sales             -    33,856    33,856
          2006 Quarter
               Oil sales       446,476    18,038   464,514
               Gas sales             -   201,658   201,658

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 108.9% to $406,566 in the 2007 quarter from $194,651 in the 2006 quarter. The increase in lease operating expenses was attributable to the increase in the number of Colombian wells we operated during the 2007 period (22 wells as compared to 17 wells). Following is a summary comparison of lease operating expenses for the periods.

                        Columbia    U.S.     Total
                        ---------  -------  --------
          2007 Quarter  $ 384,043  $22,523  $406,566
          2006 Quarter    146,904   47,747   194,651

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $39,620 during the 2007 quarter and $49,478 for the first quarter of 2006. The decrease in joint venture expenses was attributable to a decrease in operational activities of the joint venture in acquiring new concessions.

Depreciation and Depletion Expense. Depreciation and depletion expense was $271,779 and $89,479 for the quarter ended March 31, 2007 and 2006, respectively. The increase is due to increases in Colombian production.

General and Administrative Expenses. General and administrative expense increased by 67.1% to $353,639 during the first quarter 2007 from $211,579 in the first quarter 2006. The increase in general and administrative expense was primarily attributable to increases in compensation expense relating to the hiring of our chief financial officer in mid-2006, an increase in salary to our President in mid-2006, an increase in compensation to directors in mid-2006 and stock-based compensation expense associated with the 2006 grant of stock options in connection with the hiring of our chief financial officer.

Other Income (Expense). Other income (expense) consists of interest earned on cash balances and marketable securities, net of financing costs in the nature of interest and deemed interest associated with outstanding shareholder loans and convertible notes and warrants issued in May 2005 and outstanding during the 2006 period. Certain features of the convertible notes and warrants resulted in the recording of a deemed derivative liability on the balance sheet and periodic interest associated with the deemed derivative liabilities and changes in the fair market value of those deemed liabilities.

Other income (expense), net totaled $173,320 of income during the first quarter of 2007 as compared to net other expenses of $168,834 during the 2006 first quarter. The improvement in net other income (expense) resulted from (1) increased interest income during the 2007 period ($173,320 in 2007 compared to $16,219 in 2006) attributable to substantial increases in cash and marketable securities held during the 2007 period following a 2006 private placement of common stock, and (2) the absence of interest expense, financing fees and derivative related expense during the 2007 period attributable to the retirement, or conversion, during 2006 of all outstanding shareholder loans and convertible notes.

Income Tax Expense. Income tax expense increased by 105.6% to $127,761 during the 2007 quarter compared to the 2006 quarter. The increase in income tax expense during the 2007 quarter was attributable to the increase in revenue in Colombia. Income tax expense during the 2007 quarter and the 2006 quarter was entirely attributable to operations in Colombia. The Company recorded no U.S. income tax liability in the 2007 or 2006 quarters.

FINANCIAL CONDITION

Liquidity and Capital Resources. At March 31, 2007 the Company had a cash balance of $354,107 and working capital of $12,451,330 compared to a cash balance of $409,008 and working capital of $14,202,160 at December 31, 2006. The decrease in cash and working capital during the period was primarily attributable to payment of drilling cost in Colombia and domestically in the United States.

Operating cash flows for the 2007 quarter totaled $22,601 as compared to cash provided by operations during the 2006 quarter of $604,946. The decrease in operating cash flow was primarily attributable to increases in prepaid expenses and accounts receivable

Investing activities used $77,502 during the 2007 quarter as compared to $1,066,235 used during the 2006 quarter. The decrease in funds used in investing activities during the current quarter was primarily attributable to the receipt of proceeds from the sale of marketable securities of $2,000,000, offset by payments for oil and gas properties of $2,077,502.

The Company had no financing activities during either the 2007 quarter or the 2006 quarter.

Long-Term Liabilities. At March 31, 2007, the Company had an asset retirement obligation of $39,443 as compared to $38,816 at December 31, 2006. The asset retirement obligation at March 31, 2007 and December 31, 2006 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments. The Company's principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. With the receipt of additional equity financing in 2006 and prior years, and the increase in our revenues, profitability and operating cash flows, the Company expects that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first quarter of 2007, the Company invested approximately $2,077,502 for the acquisition and development of oil and gas properties, primarily consisting of (1) drilling of 6 wells in Colombia for $1,143,590, and (2) the drilling of one domestic well in the United States for $830,890.

At March 31, 2007, the Company's only material contractual obligation requiring determinable future payments was a lease relating to the Company's executive offices which was unchanged when compared to the 2006 Form 10-KSB.

At March 31, 2007, the Company's acquisition and drilling budget for the balance of 2007 totaled approximately $4,414,500, which consisted of the drilling of 24 wells in Colombia. The Company's acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that the Company's current financial resources combined with increases in revenues over the past year will meet the Company's anticipated objectives and business operations, including planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. It is possible, although not anticipated, that the Company may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2007.

INFLATION

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for production depends on numerous factors beyond our control.

We have not historically entered into any hedges or other transactions designed to manage, or limit exposure to oil and gas price volatility.

INTEREST RATE RISK

We invest funds in excess of projected short-term needs in interest rate sensitive securities, primarily fixed maturity securities. While it is generally our intent to hold our fixed maturity securities to maturity, we have classified a majority of our fixed maturity portfolio as available-for-sale. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," our available-for-sale fixed maturity securities are carried at fair value on the balance sheet with unrealized gains or losses reported net of tax in accumulated other comprehensive income.

Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity securities. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Because of the short-term nature of the interest bearing investments, the quality of the issuers and the intent to hold those investments to maturity, we do not believe we face any material interest rate risk with respect to such investments.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective at March 31, 2007.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the quarterly review for the period ended March 31, 2006, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses identified consisted of a lack of certain procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP.

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

We plan to increase our emphasis on identification of, and accounting for, non-routine transactions, in particular SFAS 123R accounting, and timely preparation of closing and adjusting entries. We have no current plans to add accounting or financial reporting personnel and, accordingly, expect to continue to lack segregation of accounting, financial reporting and oversight functions. As operations increase in scope, we intend to evaluate hiring additional in-house accounting personnel so as to provide for appropriate segregation of duties within the accounting function.

                                     PART II

ITEM 6.     EXHIBITS

            Exhibit
            Number        Description
            ------        -----------
              31.1   Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2.  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1.  Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2.  Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                             HOUSTON AMERICAN ENERGY CORP.


                                             By: /s/ John Terwilliger
                                                 --------------------
                                                 John Terwilliger
                                                 CEO and President


                                             By: /s/ James J. Jacobs
                                                 -------------------
                                                 James J. Jacobs
                                                 Chief Financial Officer


Date: May 15, 2007