Form 10-Q
period 2007-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2007-08-13
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes  [_]   No  [X]

     As of August 1, 2007, we had 27,920,172 shares of $.001 par value Common Stock outstanding.

                                  HOUSTON AMERICAN ENERGY CORP.
                                  -----------------------------

                                            FORM 10-Q

                                              INDEX


                                                                                         Page No.
                                                                                         --------
PART I.     FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

        Balance Sheets as of June 30, 2007 and December 31, 2006. . . . . . . . . . . .         3

        Statements of Operations for the three months and six months
        ended June 30, 2007 and June 30, 2006 . . . . . . . . . . . . . . . . . . . . .         4

        Statements of Cash Flows for the six months
        ended June 30, 2007 and June 30, 2006 . . . . . . . . . . . . . . . . . . . . .         5

        Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .         6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . . . . .         9

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . .        14

      Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .        15

PART II     OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . .        16

      Item 6.   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                               HOUSTON AMERICAN ENERGY CORP.
                                       BALANCE SHEET
                                        (Unaudited)

                                                       June 30, 2007    December 31, 2006
                                                      ---------------  -------------------
                                           ASSETS
                                           ------
CURRENT ASSETS:
  Cash                                                $      274,052   $          409,008
  Marketable securities - Available for sale              11,000,000           14,000,000
  Accounts receivable                                        267,642              325,436
  Prepaid expenses and other current assets                   99,570                    -
                                                      ---------------  -------------------
      Total current assets                                11,641,264           14,734,444
                                                      ---------------  -------------------

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - full cost method
    Costs subject to amortization                         11,097,845            6,796,308
    Costs not being amortized                                319,016              700,549
                                                      ---------------  -------------------
  Total oil and gas properties                            11,416,861            7,496,857
  Accumulated depreciation and depletion                  (2,916,198)          (2,250,529)
                                                      ---------------  -------------------
      Net oil and gas properties                           8,500,663            5,246,328
                                                      ---------------  -------------------

  Other property, plant and equipment                         11,878               11,878
  Accumulated depreciation                                   (11,022)              (9,934)
                                                      ---------------  -------------------
      Net other property plant and equipment                     856                1,944
Total property, plant and equipment, net                   8,501,519            5,248,272

OTHER ASSETS                                                   3,167                3,167
                                                      ---------------  -------------------
      Total Assets                                    $   20,145,950   $       19,985,883
                                                      ===============  ===================

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                    $      779,515   $          399,159
  Accrued expenses                                            15,126               11,909
  Foreign income taxes payable                                80,794              121,216
                                                      ---------------  -------------------
      Total current liabilities                              875,435              532,284
                                                      ---------------  -------------------

LONG-TERM LIABILITIES:
  Reserve for plugging costs                                  40,070               38,816
                                                      ---------------  -------------------
      Total long-term liabilities                             40,070               38,816
                                                      ---------------  -------------------

SHAREHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 27,920,172 shares outstanding                 27,920               27,920
  Additional paid-in capital                              22,295,499           22,042,624
  Treasury stock, at cost; 100,000 shares                    (85,834)             (85,834)
  Accumulated deficit                                     (3,007,140)          (2,569,927)
                                                      ---------------  -------------------
      Total shareholders' equity                          19,230,445           19,414,783
                                                      ---------------  -------------------
      Total liabilities and shareholders' equity      $   20,145,950   $       19,985,883
                                                      ===============  ===================

    The accompanying notes are an integral part of these financial statements

                               HOUSTON AMERICAN ENERGY CORP.
                                  STATEMENT OF OPERATIONS
                                        (Unaudited)

                                          Six Months Ended          Three Months Ended
                                               June 30,                  June 30,
                                     --------------------------  --------------------------
                                         2007          2006          2007          2006
                                     ------------  ------------  ------------  ------------
Revenue:
  Oil and gas                        $ 1,985,085   $ 1,489,564   $   959,662   $   823,392
                                     ------------  ------------  ------------  ------------
Total revenue                          1,985,085     1,489,564       959,662       823,392
                                     ------------  ------------  ------------  ------------

Expenses of operations:
  Lease operating expense and
    severance tax                        894,813       450,591       488,246       256,385
  Joint venture expenses                  79,054        81,568        39,433        31,644
  General and administrative
    Expense                              874,780       517,441       521,142       305,862
  Depreciation and depletion             666,756       180,012       394,978        90,533
                                     ------------  ------------  ------------  ------------
Total operating expenses               2,515,403     1,229,612     1,443,799       684,424
                                     ------------  ------------  ------------  ------------

(Loss) income from operations           (530,318)      259,952      (484,137)      138,968

Other (income) expenses:
  Interest income                       (360,554)      (77,883)     (187,234)      (61,664)
  Interest expense                             -        57,278             -        14,778
  Interest expense - derivative                -        37,773             -        20,883
  Net change in fair value of
    derivative liabilities                     -       170,949             -        67,872
  Interest expense - shareholders              -        20,440             -         4,240
  Financing costs                              -       110,683             -       104,298
                                     ------------  ------------  ------------  ------------
Total other (income) expenses, net      (360,554)      319,240      (187,234)      150,407
                                     ------------  ------------  ------------  ------------

Net loss before taxes                   (169,764)      (59,288)     (296,903)      (11,439)

Income tax expense                       267,449       121,697       139,688        59,544
                                     ------------  ------------  ------------  ------------

Net loss                             $  (437,213)  $  (180,985)  $  (436,591)  $   (70,983)
                                     ============  ============  ============  ============

Basic and diluted income (loss)
  per share                          $     (0.02)  $     (0.01)  $     (0.02)  $     (0.00)
                                     ============  ============  ============  ============

Basic and diluted weighted
  average shares                      27,920,172    22,297,527    27,920,172    24,598,895
                                     ============  ============  ============  ============

    The accompanying notes are an integral part of these financial statements

                                         HOUSTON AMERICAN ENERGY CORP.
                                           STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                          For the Six Months Ended June 30,
                                                                       ---------------------------------------
                                                                              2007                2006
                                                                       ------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $        (437,213)  $         (180,985)
Adjustments to reconcile net loss
  to net cash from operations
  Depreciation and depletion                                                     666,756              180,012
  Stock based compensation                                                       252,876               45,200
 Change in fair value of derivatives                                                   -              170,949
  Amortization of debt discounts and deferred financing costs                          -              148,456
  Accretion of asset retirement obligation                                         1,254                    -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                      53,794              203,601
  (Increase) decrease in prepaid expense                                         (95,570)            (294,378)
  Increase (decrease) in accounts payable and accrued expenses                   343,151             (447,279)
                                                                       ------------------  -------------------

Net cash provided by (used in) operations                                        785,048             (174,424)
                                                                       ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of marketable securities                                                3,000,000                    -
  Acquisition of oil and gas properties                                       (3,920,004)          (1,950,686)
                                                                       ------------------  -------------------

Net cash used by investing activities                                           (920,004)          (1,950,686)
                                                                       ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock, net of expenses                                                -           15,386,583
  Exercise of warrants                                                                 -              191,250
  Repayment of shareholder loan                                                        -             (900,000)
                                                                       ------------------  -------------------

Net cash provided by financing activities                                              -           14,677,833
                                                                       ------------------  -------------------

Increase (decrease) in cash and equivalents                                     (134,956)          12,552,723
Cash, beginning of period                                                        409,008            1,724,100
                                                                       ------------------  -------------------
Cash, end of period                                                    $         274,052   $       14,276,823
                                                                       ==================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        $               -   $          110,773
                                                                       ==================  ===================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible notes to common stock                      $               -   $        2,445,545
                                                                       ==================  ===================
  Exercise of warrants                                                 $               -   $          610,719
                                                                       ==================  ===================

    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                                  June 30, 2007
                                   (Unaudited)

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

NOTE 4. - MARKETABLE SECURITIES

At June 30, 2007 the Company held $11,000,000 in marketable securities, which consisted of investments in corporate and municipal bonds. The Company accounts for its investments in marketable securities pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and has classified all of its marketable securities as available-for-sale. Accordingly, the investments are carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses and declines in value determined to be other then temporary in nature are included in interest income, net. There were no unrealized gains or losses associated with these marketable securities at June 30, 2007. There were no realized gains and losses recorded during the six month period ending June 30, 2007.

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

A summary of stock option activity and related information for the six months ended June 30, 2007 is presented below:

                                         Weighted-Average      Aggregate
                                Options   Exercise Price    Intrinsic Value
                                -------  -----------------  ----------------
Outstanding at January 1, 2007  309,000  $            2.89           774,900
Granted May 21, 2007             30,000               5.45                 -
Exercised                             -                  -                 -
Forfeited                             -                  -                 -
                                -------
Outstanding at June 30, 2007    339,000  $            3.12  $        774,900
                                =======
Exercisable at June 30, 2007    272,333  $            3.15  $        613,567
                                =======

The aggregate fair value of the options issued on May 21, 2007 with immediate vesting was $143,000 based upon the Black-Scholes option pricing model using the following estimates: 5.24% risk free rate, 88% volatility and a 10 year expected life.

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2007 and 2006:

                                                                   Six Months Ended June 30,
                                                                ------------------------------
                                                                     2007            2006
                                                                ---------------  -------------
Share-based compensation expense included in reported net loss  $      252,876   $      45,200
Earnings per share effect of share-based compensation expense   $        (0.01)  $           -
                                                                ===============  =============

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2007 and 2006:

                                                                  Three Months Ended June 30,
                                                                -------------------------------
                                                                     2007            2006
                                                                --------------  ---------------
Share-based compensation expense included in reported net loss  $     197,988   $        45,200
Earnings per share effect of share-based compensation expense   $        (.01)  $             -
                                                                ===============  =============

NOTE 6. - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2007 and Long Lived Assets as of June 30, 2007 attributable to each geographical area are presented below:

                    Six Months Ended June 30, 2007
               ----------------------------------------
                  Revenues      Long Lived Assets, Net
               ---------------  -----------------------
United States  $       130,430  $             2,264,611
Colombia             1,854,655                6,236,908
               ---------------  -----------------------
               $     1,985,085  $             8,501,519
               ===============  =======================

NOTE 7. -SUBSEQUENT EVENTS

Executive Compensation
----------------------

In July 2007, the Company's Compensation Committee approved the payment of cash bonuses to the Company's President, in the amount of $50,000, and the Company's Chief Financial Officer, in the amount of $30,000, and approved an increase in base salary of each, effective July 1, 2007, with the salary of the Company's President increasing from $300,000 to $315,000 and the salary of the Company's Chief Financial Officer increasing from $125,000 to $150,000.

In conjunction with the actions of the Compensation Committee regarding the payment of bonuses and increase in base salary, the Compensation Committee also approved grants of restricted stock to the Company's President (41,700 shares) and the Company's Chief Financial Officer (13,900 shares). The issuance of shares pursuant to the grants of restricted stock, as approved by the Compensation Committee, is subject to satisfaction of various contingencies including receipt of shareholder approval and confirmation of compliance with applicable Nasdaq corporate governance provisions.

Possible Hupecol Transaction
----------------------------

On July 17, 2007, management of the Company was advised that Hupecol LLC ("Hupecol") had retained an investment bank for purposes of evaluating a possible transaction (a "Transaction") involving the monetization of Hupecol assets. The Transaction may involve the sale of some or all of the assets and operations of Hupecol, an exchange or trade of assets, a public offering or other similar transaction and may be effected in a single transaction or a series of transactions.

The Company is an investor in Hupecol and the Company's interest in the assets and operations of Hupecol represent all of the Company's assets and operations in Colombia and are the principal assets and operations of the Company. The Company's management intends to closely monitor the nature and progress of the Transaction in order to protect the interests of the Company and its shareholders. However, the Company has no effective ability to alter or prevent a Transaction and is unable to predict whether or not a Transaction will in fact occur or the nature or timing of any such Transaction. Further, the Company is unable to estimate the actual value that it might derive from any such Transaction and whether any such Transaction will ultimately be beneficial to the Company and its shareholders.

Possible  Hupecol  Credits
--------------------------

On August 2, 2007, the Company was advised that Hupecol would be adjusting the division of interests among the members of the various Hupecol entities to reflect revised Colombian tax allocations among those entities. Specifically, Hupecol advised the Company that Colombian tax attributes were allocated among the Hupecol entities without taking into account the specific contributions of each individual entity, resulting in a shifting of tax expenses and benefits among the Hupecol entities and, in turn, the members of each of the Hupecol entities.

Based on advice from Hupecol, the Company expects to receive a credit from Hupecol. The net credit to the Company from Hupecol is estimated to be approximately $657,000. The accounting treatment of the credit to the Company has yet to be finalized and is subject to review of the final credit amount and accounting from Hupecol.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-Q quarterly report of Houston American Energy Corp. (the "Company") for the six months ended June 30, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

As of, and for the six months ended, June 30, 2007, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

-- UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2007:

                             June 30, 2007
                             --------------
          Acquisition costs  $      185,503
          Evaluation costs           53,530
          Retention costs            79,983
                             --------------
              Total                 319,016
                             ==============

The carrying value of unevaluated oil and gas prospects include $13,330 expended for properties in the South American country of Colombia at June 30, 2007. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Drilling Activity

During the six months ended June 30, 2007, the Company drilled 13 international wells in Colombia, as follows:

- Eight wells were drilled on concessions in which we hold a 12.5% working interest, of which one was being completed as of June 30, 2007, one was abandoned prior to reaching its target sands, one was converted to a water disposal well after an unsuccessful completion attempt, one was shut in due to mechanical problems, two were completed as producers and subsequently temporarily shut in due to weather conditions, and two were dry holes.

- Five wells were drilled on concessions in which we hold a 1.6% working interest, of which two were in production as of June 30, 2007, one was being completed as of June 30, 2007, one was a dry hole, and one completed well was shut in.

One domestic well, the Baronet #3, was drilled during the quarter ended, and was producing at, June 30, 2007. We hold a 17.5% working interest with a 13.125% net revenue interest in the Baronet #3.

At June 30, 2007 we planned to drill 13 additional international wells over the balance of 2007.

Leasehold Activity

During the quarter ended June 30, 2007, we acquired no additional oil and gas interests.

Seismic Activity

During the quarter ended June 30, 2007, we conducted no new seismic activity.

Possible Hupecol Transaction

On July 17, 2007, our management was advised that Hupecol LLC ("Hupecol") had retained an investment bank for purposes of evaluating a possible transaction (a "Transaction") involving the monetization of Hupecol assets. The Transaction may involve the sale of some or all of the assets and operations of Hupecol, an exchange or trade of assets, a public offering or other similar transaction and may be effected in a single transaction or a series of transactions.

We are an investor in Hupecol and our interest in the assets and operations of Hupecol represent all of our assets and operations in Colombia and are our principal assets and operations. Our management intends to closely monitor the nature and progress of the Transaction in order to protect our interests. However, we have no effective ability to alter or prevent a Transaction and are unable to predict whether or not a Transaction will in fact occur or the nature or timing of any such Transaction. Further, we are unable to estimate the actual value that it might derive from any such Transaction and whether any such Transaction will ultimately be beneficial to our company and our shareholders.

Possible  Hupecol  Credits

On August 2, 2007, the Company was advised that Hupecol would be adjusting the division of interests among the members of the various Hupecol entities to reflect revised Colombian tax allocations among those entities. Specifically, Hupecol advised the Company that Colombian tax attributes were allocated among the Hupecol entities without taking into account the specific contributions of each individual entity, resulting in a shifting of tax expenses and benefits among the Hupecol entities and, in turn, the members of each of the Hupecol entities.

Based on advice from Hupecol, the Company expects to receive a credit from Hupecol. The net credit to the Company from Hupecol is estimated to be approximately $657,000. The accounting treatment of the credit to the Company has yet to be finalized and is subject to review of the final credit amount and accounting from Hupecol.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 17% to $959,662 in the quarter ended June 30, 2007 when compared to the quarter ended June 30, 2006. For the first six months of 2007, oil and gas revenues increased 33%, to $1,985,085, when compared to the first six months of 2006.

The increase in oil and gas revenue for both the quarter and six months over 2006 is principally due to increased production resulting from the development of the Columbian fields. We had interests in 26 producing wells in Colombia three of which were temporarily shut in as of June 30, 2007, and 8 producing wells in the U.S. during the 2007 six month period as compared to 20 producing wells in Columbia and 14 producing wells in the U.S. during the 2006 six month period. As of June 30, 2007, two of the three Colombian wells were shut in due to an inability to transport the oil as a result of weather conditions and one was shut in due to mechanical problems.

The following table sets forth a comparison of hydrocarbon prices for the quarter and six month periods:

                                  Quarter Ended June 30,      Six Months Ended June 30,
                                --------------------------  -----------------------------
Hydrocarbon prices:                 2007          2006          2007            2006
                                ------------  ------------  -------------  --------------
Oil - Average price per barrel  $      58.73  $      53.81  $       53.98  $        57.62
Gas - Average price per mcf             8.44          7.79           8.20            6.24

The following table sets forth a comparison of oil and gas sales by region for the quarter and six month periods.

                     Quarter Ended June 30,     Six Months Ended June 30,
                   --------------------------  -----------------------------
Sales:                 2007          2006          2007            2006
                   ------------  ------------  -------------  --------------
Oil   Colombia     $    890,735  $    636,395  $   1,854,655  $    1,082,872
      US                 29,924        33,555         61,797          51,593
                   ------------  ------------  -------------  --------------
      Total - Oil  $    920,659  $    669,950  $   1,916,452  $    1,134,465
                   ============  ============  =============  ==============

Gas   Colombia     $          -  $          -  $           -  $            -
      US                 39,003       153,442         68,633         355,099
                   ------------  ------------  -------------  --------------
      Total - Gas  $     39,003  $    153,442  $      68,633  $      355,099
                   ============  ============  =============  ==============

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 90% to $488,246 in the 2007 quarter from $256,385 in the 2006 quarter. For the six months ended June 30, 2007, lease operating expenses, excluding joint venture expenses, increased 99%, to $894,813, compared to the 2006 six month period.

The increase in lease operating expenses was attributable to the increase in the number of Colombian wells we operated during 2007 (26 wells as compared to 20 wells). Additionally operations have increased in workovers as well as in the Dorotea and Cabiona areas. The company has a higher working interest in these areas (12.5%), which increased the amount of operating expense the company incurred during the period.

                             Quarter Ended June 30,      Six Months Ended June 30,
                           --------------------------  -----------------------------
Lease Operating Expenses:      2007          2006          2007            2006
                           ------------  ------------  -------------  --------------
Colombia                   $    465,611  $    212,270  $     849,655  $      358,047
U.S.                             22,635        44,115         45,158          92,544
                           ------------  ------------  -------------  --------------
Total                      $    488,246  $    256,385  $     894,813  $      450,591
                           ============  ============  =============  ==============

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $38,924 during the 2007 quarter and $31,644 for the 2006 quarter. For the six months ended June 30, 2007, joint venture expenses for Colombia totaled $66,441as compared to $81,568 for the six months ended June 30, 2006. The decrease in joint venture expenses was attributable to the operator reducing personnel working on the undrilled contracts areas.

Depreciation and Depletion Expense. Depreciation and depletion expense was $394,978 and $90,533 for the quarters ended June 30, 2007 and 2006, respectively, and $666,756 and $180,012 for the six months ended June 30, 2007 and 2006, respectively. The increase for both the quarter and six months is due to increases in Colombian production and a 93% increase in the depletable cost pool.

General and Administrative Expenses. General and administrative expense increased by 70% to $521,142 during the quarter ended June 30, 2007 from $305,862 in the 2006 quarter. For the six months ended June 30, 2007, general and administrative expenses increased 69%, to $874,780, compared to the 2006 six month period. The increase in general and administrative expense was primarily attributable to increases in compensation expense relating to the hiring of our chief financial officer in mid-2006, an increase in salary to our President in mid-2006, an increase in compensation to directors in mid-2006 and stock-based compensation expense associated with the 2006 grant of stock options in connection with the hiring of our chief financial officer and the grants of options during 2007. Subsequent to June 30, 2007, we paid bonuses to our president and our chief financial officer, totaling $80,000, and increased the base salaries of those officers by an aggregate of $40,000. Those increases in compensation will be reflected in our general and administrative expenses beginning in the third quarter of 2007.

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

Other income (expense), net totaled $187,234 of income during the quarter ended June 30, 2007 as compared to net other expenses of $(150,407) during the 2006 quarter. For the six months ended June 30, 2007, other income, net, totaled $360,554 as compared to $(319,240) of net other expenses during the 2006 six month period. The improvement in net other income (expense) resulted from (1) increased interest income during the 2007 six month period ($360,554 in the 2007 six month period compared to $77,883 in the 2006 six month period) attributable to substantial increases in cash and marketable securities held during the 2007 period following a 2006 private placement of common stock, and (2) the absence of interest expense, financing fees and derivative related expense during the 2007 period attributable to the retirement, or conversion, during 2006 of all outstanding shareholder loans and convertible notes.

Income Tax Expense. Income tax expense increased by 135% to $139,688 during the 2007 quarter compared to the 2006 quarter. For the six months ended June 30, 2007, income tax expense increased 120%, to $267,449, as compared to the 2006 period. The increase in income tax expense during the 2007 quarter and six month period was attributable to the increase in revenue in Colombia. Income tax expense during the 2007 and 2006 periods was entirely attributable to operations in Colombia. The Company recorded no U.S. income tax liability in the 2007 or 2006 periods.

FINANCIAL CONDITION

Liquidity and Capital Resources. At June 30, 2007 we had a cash balance of $274,053 and working capital of $10,765,829 compared to a cash balance of $409,008 and working capital of $14,202,160 at December 31, 2006. The decrease in cash and working capital during the period was primarily attributable to payment of drilling cost in Colombia and domestically in the United States.

Operating cash flows for the 2007 six month period totaled $785,049 as compared to cash used by operations during the 2006 period of $(174,424). The improvement in operating cash flow was primarily attributable to an increase in accounts payable.

Investing activities used $920,004 during the 2007 six month period as compared to $1,950,686 used during the 2006 period. The decrease in funds used in investing activities during the current period was primarily attributable to sale of marketable securities which partially funded increased oil and gas acquisition and drilling activities.

Financing activities provided $14,677,833 during the 2006 six month period from the sale of common stock. We had no financing activities during the 2007 period.

Long-Term Liabilities. At June 30, 2007, we had long-term debt of $40,700 as compared to $38,816 at December 31, 2006. Long-term debt at June 30, 2007 and December 31, 2006 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. With the receipt of additional equity financing in 2006 and prior years, and the increase in our revenues, we expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first six months of 2007, we invested approximately $3,920,000 for the acquisition and development of oil and gas properties, primarily consisting of (1) drilling of 13 wells in Colombia ($2,338,721), and (2) the drilling of one domestic well in the United States ($1,082,908).

At June 30, 2007, our only material contractual obligation requiring determinable future payments was a lease relating to the Company's executive offices which was unchanged when compared to the 2006 Form 10-KSB.

At June 30, 2007, our acquisition and drilling budget for the balance of 2007 totaled approximately $1,263,000, which consisted of the drilling of 13 wells in Colombia. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that our current financial resources combined with increases in revenues over the past year will meet our anticipated objectives and business operations, including planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. It is possible, although not anticipated, that we may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2007.

INFLATION

We believe that inflation has not had a significant impact on operations since inception.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective at June 30, 2007.

During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 21, 2007, the following proposals were adopted by the margins indicated:

1.   To elect the following directors:

                               Number of Shares
                            ---------------------
                               For      Withheld
                            ----------  ---------
          O. Lee Tawes III  16,105,918    230,200
          Edwin Broun III   16,105,918    230,200
          Stephen Hartzell  16,105,918    230,200

     In addition to the foregoing directors elected at the Annual Meeting, the terms as director of John Terwilliger and John Boylan continued after the Annual Meeting.

2. To ratify the appointment of Malone & Bailey, PC, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2007.

          For                16,323,418
          Against                 5,100
          Abstain                 7,600

ITEM 6.     EXHIBITS

          Exhibit
          Number               Description
          ------               -----------

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

                                             HOUSTON AMERICAN ENERGY CORP.


                                             By: /s/ John Terwilliger
                                                 John Terwilliger
                                                 CEO and President


                                             By: /s/ James J. Jacobs
                                                 James J. Jacobs
                                                 Chief Financial Officer


Date: August 13, 2007