Form 10-Q
period 2007-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2007-11-05
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).          Yes        No [X]

     As of October 15, 2007, we had 27,920,172 shares of $.001 par value Common Stock outstanding.

                          HOUSTON AMERICAN ENERGY CORP.
                          -----------------------------

                                    FORM 10-Q

                                      INDEX


         Page No.
         -------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

          Balance Sheets as of September 30, 2007 and December 31, 2006 . . . .3

          Statements of Operations for the three months and nine months ended September 30, 2007 and September 30, 2006 . . . . . . . . . . .4

          Statements of Cash Flows for the nine months
          ended September 30, 2007 and September 30, 2006 . . . . . . . . . . .5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . . . . . . 10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 16

         Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . .17

PART II  OTHER INFORMATION

         Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . 18

------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.     Financial Statements
--------------------------------


                                  HOUSTON AMERICAN ENERGY CORP.
                                          BALANCE SHEET
                                           (Unaudited)


                                                        September 30, 2007    December 31, 2006
                                                       --------------------  -------------------

                                             ASSETS
                                             ------
CURRENT ASSETS:
   Cash                                                $           948,525   $          409,008
   Marketable securities                                         9,850,000           14,000,000
   Accounts receivable                                             281,182              325,436
   Prepaid expenses and other current assets                        68,727                    -
                                                       --------------------  -------------------
        Total current assets                                    11,148,434           14,734,444
                                                       --------------------  -------------------

PROPERTY AND EQUIPMENT
   Oil and gas properties - full cost method
     Costs subject to amortization                              11,831,281            6,796,308
     Costs not being amortized                                     325,894              700,549
   Office equipment                                                 11,878               11,878
                                                       --------------------  -------------------
        Total property and equipment                            12,169,053            7,508,735
   Accumulated depreciation and depletion                       (3,376,340)          (2,260,463)
                                                       --------------------  -------------------
        Total property and equipment, net                        8,792,713            5,248,272
                                                       --------------------  -------------------

OTHER ASSETS                                                         3,167                3,167
                                                       --------------------  -------------------
        Total Assets                                   $        19,944,314   $       19,985,883
                                                       ====================  ===================

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                    $           195,678   $          399,159
   Accrued expenses                                                  7,535               11,909
   Foreign income taxes payable                                    153,602              121,216
                                                       --------------------  -------------------
        Total current liabilities                                  356,815              532,284
                                                       --------------------  -------------------

LONG-TERM LIABILITIES:
   Reserve for plugging costs                                       40,697               38,816
                                                       --------------------  -------------------
        Total long-term liabilities                                 40,697               38,816
                                                       --------------------  -------------------

SHAREHOLDERS' EQUITY:
   Common stock, $0.001 par value; 100,000,000 shares
     authorized; 27,920,172 shares outstanding                      27,920               27,920
   Additional paid-in capital                                   22,336,665           22,042,624
   Treasury stock, at cost; 100,000 shares                         (85,834)             (85,834)
   Accumulated deficit                                          (2,731,949)          (2,569,927)
                                                       --------------------  -------------------
        Total shareholders' equity                              19,546,802           19,414,783
                                                       --------------------  -------------------
        Total liabilities and shareholders' equity     $        19,944,314   $       19,985,883
                                                       ====================  ===================


   The accompanying notes are an integral part of these     financial statements

                                HOUSTON AMERICAN ENERGY CORP.
                                   STATEMENT OF OPERATIONS
                                         (Unaudited)


                                           Nine Months Ended           Three Months Ended
                                             September 30,               September 30,
                                      --------------------------  --------------------------
                                          2007          2006          2007          2006
                                      ------------  ------------  ------------  ------------
Revenue:
    Oil and gas                       $ 3,153,914   $ 2,380,593   $ 1,168,829   $   891,029
                                      ------------  ------------  ------------  ------------
Total revenue                           3,153,914     2,380,593     1,168,829       891,029
                                      ------------  ------------  ------------  ------------

Expenses of operations:
    Lease operating expense and
      severance tax                     1,419,442       736,803       524,630       285,767
    Joint venture expenses                 99,291       121,206        20,237        40,083
    General and administrative
       expense                          1,285,533       971,698       410,752       454,257
    Depreciation and depletion          1,115,877       455,246       449,120       275,234
                                      ------------  ------------  ------------  ------------
Total operating expenses                3,920,143     2,284,953     1,404,739     1,055,341
                                      ------------  ------------  ------------  ------------

Income (loss) from operations            (766,229)       95,640      (235,910)     (164,312)

Other (income) expenses:
    Interest income                      (504,763)     (316,697)     (144,209)     (238,814)
    Interest expense                            -        57,278             -             -
    Interest expense - derivative               -        37,773             -             -
    Net change in fair value of
       derivative liabilities                   -       170,949             -             -
    Interest expense - shareholders             -        20,440             -             -
    Financing costs                             -       110,787             -           104
                                      ------------  ------------  ------------  ------------
Total other (income) expenses, net       (504,763)       80,530      (144,209)     (238,710)
                                      ------------  ------------  ------------  ------------

Net income before taxes                  (261,466)       15,110       (91,701)       74,398

Income tax expense (benefit)              (99,443)      198,099      (366,891)       76,402
                                      ------------  ------------  ------------  ------------

Net income (loss)                     $  (162,023)  $  (182,989)  $   275,190   $    (2,004)
                                      ============  ============  ============  ============

Basic income (loss) per share         $     (0.01)  $     (0.01)  $      0.01   $     (0.00)
                                      ============  ============  ============  ============
Diluted income (loss) per share       $     (0.01)  $     (0.01)  $      0.01   $     (0.00)
                                      ============  ============  ============  ============
Basic weighted average shares          27,920,172    22,297,527    27,920,172    27,820,172
                                      ============  ============  ============  ============
Diluted weighted average shares        27,920,172    22,297,527    28,021,482    27,820,172
                                      ============  ============  ============  ============



    The accompanying notes are an integral part of these financial statements
    -------------------------------------------------------------------------



                                         HOUSTON AMERICAN ENERGY CORP.
                                           STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                      For the Nine Months Ended September 30
                                                                   -------------------------------------------
                                                                           2007                   2006
                                                                   ---------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $           (162,023)  $          (182,989)
Adjustments to reconcile net loss
   to net cash from operations
    Depreciation and depletion                                                1,115,877               455,246
    Stock based compensation                                                    294,042               209,867
    Accretion expense - asset retirement obligation                               1,881                     -
    Change in fair value of derivatives                                               -               170,949
    Amortization of debt discounts and deferred financing costs                       -               148,456
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable and other assets                  34,601               311,251
    (Increase) decrease in prepaid expense                                      (59,074)              (54,496)
    Increase (decrease) in accounts payable, foreign income taxes
       payable and accrued expenses                                            (175,469)             (446,446)
                                                                   ---------------------  --------------------

Net cash provided by operations                                               1,049,835               611,838
                                                                   ---------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of marketable securities                                              4,150,000                     -
   Acquisition of oil and gas properties                                     (4,660,318)           (2,592,406)
                                                                   ---------------------  --------------------

Net cash used by investing activities                                          (510,318)           (2,592,406)
                                                                   ---------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, net of expenses                                              -            15,386,583
   Exercise of warrants                                                               -               191,250
   Repayment of shareholder loan                                                      -              (900,000)
                                                                   ---------------------  --------------------

Net cash provided by financing activities                                             -            14,677,833
                                                                   ---------------------  --------------------

Increase in cash and equivalents                                                539,517            12,697,265
Cash, beginning of period                                                       409,008             1,724,100
                                                                   ---------------------  --------------------
Cash, end of period                                                $            948,525   $        14,421,365
                                                                   =====================  ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                   $                  -   $           110,773
                                                                   =====================  ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Conversion of convertible notes to common stock                 $                  -   $         2,445,545
                                                                   =====================  ====================
   Exercise of warrants                                            $                  -   $           610,719
                                                                   =====================  ====================


    The accompanying notes are an integral part of these financial statements

                          HOUSTON AMERICAN ENERGY CORP.
                          Notes to Financial Statements
                               September 30, 2007
                                   (Unaudited)

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

NOTE 3. - RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, of adopting this pronouncement.

NOTE 4. - MARKETABLE SECURITIES

At September 30, 2007 the Company held $9,850,000 in marketable securities, which consisted of investments in corporate and municipal bonds. The Company accounts for its investments in marketable securities pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and has classified all of its marketable securities as available-for-sale. Accordingly, the investments are carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses and declines in value determined to be other then temporary in nature are included in interest income, net. There were no unrealized gains or losses associated with these marketable securities at September 30, 2007. There were no realized gains and losses recorded during the nine month period ending September 30, 2007.

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

A summary of stock option activity and related information for the nine months ended September 30, 2007 is presented below:

                                            Weighted-Average      Aggregate
                                   Options   Exercise Price    Intrinsic Value
                                   -------  -----------------  ----------------
Outstanding at January 1, 2007     309,000  $            2.89  $        450,450
Granted to Directors                30,000               5.45                 -
Exercised                                -                  -                 -
Forfeited                                -                  -                 -
                                   -------
Outstanding at September 30, 2007  339,000  $            3.12  $        450,450
                                   =======
Exercisable at September 30, 2007  272,000  $            3.15  $        359,117
                                   =======

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2007 and 2006:

                                                                Nine Months Ended September 30,
                                                                    2007               2006
                                                             -------------------  ---------------
Share-based compensation expense included in reported net
income (loss)                                                $          294,042   $      209,867
Basic and diluted earnings per share effect of share-based
compensation expense                                         $             (.01)  $         (.01)
                                                             ===================  ===============

The following table reflects share-based compensation recorded by the Company for the three months ended September 30, 2007 and 2006:

                                                                    Three Months Ended September 30,
                                                                ------------------  ------------------
                                                                       2007                2006
                                                                ------------------  ------------------
Share-based compensation expense included in reported net loss  $          41,166   $         164,667
Basic and diluted earnings per share effect of share-based
compensation expense                                            $           (0.00)  $            (.01)
                                                                ==================  ==================

NOTE 6. - CONTINGENCIES AND COMMITMENTS

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

In conjunction with the actions of the Compensation Committee regarding the payment of bonuses and increase in base salary, the Compensation Committee also approved grants of restricted stock to the Company's President (41,700 shares) and the Company's Chief Financial Officer (13,900 shares). The restricted stock has not been issued and the issuance of shares pursuant to these grants is subject to satisfaction of various contingencies, including receipt of shareholder approval and confirmation of compliance with applicable Nasdaq corporate governance provisions, which will determine the ultimate measurement date.

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

NOTE 7 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2007 and Long Lived Assets as of September 30, 2007 attributable to each geographical area are presented below:

                   Nine Months Ended September 30, 2007
               -------------------------------------------
                    Revenues       Long Lived Assets, Net
               ------------------  -----------------------
United States  $          402,797  $             2,136,449
Columbia                2,751,117                6,656,264
               ------------------  -----------------------
               $        3,153,914  $             8,792,713
               ------------------  -----------------------

NOTE 8. - HUPECOL TAX ALLOCATION CREDITS

In August 2007, the Company was advised that Hupecol would be adjusting the division of interests among the members of the various Hupecol entities to reflect revised Colombian tax allocations among the various Hupecol entities. Specifically, Hupecol advised that Colombian tax attributes were allocated among the Hupecol entities without taking into account the specific contributions of each individual entity resulting in an improper shifting of tax expenses and benefits among the Hupecol entities and, in turn, the members of each of the Hupecol entities, including the Company.

As a result of the adjustment by Hupecol, during the quarter ended September 30, 2007, the Company received a net credit from Hupecol for excess Colombian taxes allocated to the Company in the amount of $662,688. The credit is reflected in the Company's financial statements as a credit to income tax expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-Q quarterly report of Houston American Energy Corp. (the "Company") for the nine months ended September 30, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2006. As of, and for the nine months ended, September 30, 2007, there have been no material changes or updates to the Company's critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

-- UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2007:

                   September 30, 2007
                   -------------------
Acquisition costs  $           186,869
Evaluation costs                52,164
Retention costs                 86,861
                   -------------------
        Total      $           325,894
                   ===================

The carrying value of unevaluated oil and gas prospects includes $13,330 expended for properties in the South American country of Colombia at September 30, 2007. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS

Drilling Activity

During the nine months ended September 30, 2007, the Company drilled 19 international wells in Colombia, as follows:

- Eight wells were drilled on concessions in which we hold a 12.5% working interest, of which two were on production as of September 30, 2007, one was abandoned prior to reaching its target sands, one was converted to a water disposal well after an unsuccessful completion attempt, one was shut in due to mechanical problems, one was completed as a producer and subsequently temporarily shut in due to weather conditions, and two were dry holes.

- 11 wells were drilled on concessions in which we hold a 1.6% working interest, of which seven were in production as of September 30, 2007, one was being completed as of September 30, 2007, two were dry holes, and one completed well was shut in due to mechanical problems.

Two domestic wells, the Baronet #3 and the Weil #2 were drilled during the nine months ended. The Baronet #3 was producing at September 30, 2007 and the Weil #2 was a dry hole. We hold a 17.5% working interest with a 13.125% net revenue interest in the Baronet #3 and a 4.38% working interest with a 3.19% net revenue interest in the Weil #2.

At September 30, 2007 we planned to drill six additional international wells over the balance of 2007.

We plan to drill 1 domestic well on the Caddo Lake Prospect, described below, over the balance of 2007.

Leasehold Activity

During the quarter ended September 30, 2007, we acquired no additional oil and gas interests. In October 2007, we acquired an interest in a 640 acre prospect known as the Caddo Lake Prospect in Caddo Parish, Louisiana with a right to participate in drilling on an additional 4,400 acres. We will pay 35% of the costs of the initial well drilled on the Caddo Lake Prospect and have a 33.5% Working Interest (25.125% Net Revenue Interest) until well payout. After well payout, we will own a 27.25% Working Interest and 20.4375% Net Revenue Interest. On all additional well costs after the initial well and on all additional lease costs, we will have a 27.25% Working Interest with a 20.4375% Net Revenue Interest.

Seismic Activity

During the quarter ended September 30, 2007, we conducted no new seismic activity.

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

Hupecol Tax Allocation Credits

In August 2007, we were advised that Hupecol would be adjusting the division of interests among the members of the various Hupecol entities to reflect revised Colombian tax allocations among the various Hupecol entities. Specifically, Hupecol advised that Colombian tax attributes were allocated among the Hupecol entities without taking into account the specific contributions of each individual entity resulting in an improper shifting of tax expenses and benefits among the Hupecol entities and, in turn, the members of each of the Hupecol entities, including the Company.

As a result of the adjustment by Hupecol, during the quarter ended September 30, 2007, we received a net credit from Hupecol for excess Colombian taxes allocated to the Company in the amount of $662,688. The credit is reflected in the Company's financial statements as a credit to income tax expense.

RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 31.2% to $1,168,829 in the quarter ended September 30, 2007 when compared to the quarter ended September 30, 2006. For the first nine months of 2007, oil and gas revenues increased 32.5%, to $3,153,914, when compared to the first nine months of 2006.

The increase in oil and gas revenue for both the quarter and nine months over 2006 is principally due to increased production resulting from the development of the Columbian fields. We had interests in 31 producing wells in Colombia, 2 of which were temporarily shut in, as of September 30, 2007, and eight producing wells in the U.S. during the 2007 nine month period as compared to 21 producing wells in Columbia and 12 producing wells in the U.S. during the 2006 nine month period. As of September 30, 2007, one of the Colombian wells was shut in due to an inability to transport the oil as a result of weather conditions and one was shut in due to mechanical problems.

The following table sets forth a comparison of hydrocarbon prices for the quarter and nine month periods:

                                  Quarter Ended September 30     Nine Months Ended September 30,
                                -----------------------------  ----------------------------------
Hydrocarbon prices:                  2007           2006           2007              2006
                                --------------  -------------  ------------  --------------------
Oil - Average price per barrel  $        62.57  $       60.54  $      61.12  $              58.65
Gas - Average price per mcf               6.33           5.99          6.68                  7.25

The following table sets forth a comparison of oil and gas sales by region for the quarter and nine month periods.

                     Quarter Ended September 30,   Nine Months, Ended September 30
                  ------------------------------  ----------------------------------
Sales                  2007            2006           2007              2006
                  --------------  --------------  -------------  -------------------
Oil  Colombia     $      896,463  $      733,177  $   2,751,117  $         1,816,048
     US                   40,979          18,324        102,777               69,916
                  --------------  --------------  -------------  -------------------
     Total - Oil  $      937,442  $      751,501  $   2,853,894  $         1,885,964
                  ==============  ==============  =============  ===================

Gas  Colombia     $            -  $            -  $           -  $                 -
     US                  231,387         139,528        300,020              494,629
                  --------------  --------------  -------------  -------------------
     Total - Gas  $      231,387  $      139,528  $     300,020  $           494,629
                  ==============  ==============  =============  ===================

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our operations discussed below, increased 83.6% to $524,630 in the 2007 quarter from $285,767 in the 2006 quarter. For the nine months ended September 30, 2007, lease operating expenses, excluding joint venture expenses, increased 92.6%, to $1,419,442, compared to the 2006 nine month period.

The increase in lease operating expenses was attributable to the increase in the number of Colombian wells we operated during 2007 (31 wells as compared to 21 wells). Additionally operations have increased in workovers as well as in the Dorotea and Cabiona areas. The company has a higher working interest in these areas (12.5%), which increased the amount of operating expense the company incurred during the period.

                                              Quarter Ended September 30,      Nine Months Ended September 30,
                                            ------------------------------  -----------------------------------
Lease Operating Expenses and Severance Tax       2007            2006            2007               2006
                                            --------------  --------------  ---------------  ------------------
Colombia                                    $      472,089  $      226,318  $     1,321,744  $          590,247
U.S.                                                52,541          59,449           97,698             146,556
                                            --------------  --------------  ---------------  ------------------
Total                                       $      524,630  $      285,767  $     1,419,442  $          736,803
                                            ==============  ==============  ===============  ==================

Joint Venture Expenses. The Company's allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $20,237 during the 2007 quarter and $40,083 for the 2006 quarter. For the nine months ended September 30, 2007, joint venture expenses for Colombia totaled $99,291 as compared to $121,206 for the nine months ended September 30, 2006. The decrease in joint venture expenses was attributable to the operator reducing personnel working on the undrilled contract areas.

Depreciation and Depletion Expense. Depreciation and depletion expense was $449,120 and $275,234 for the quarters ended September 30, 2007 and 2006, respectively, and $1,115,877 and $455,246 for the nine months ended September 30, 2007 and 2006, respectively. The increase for both the quarter and nine months is due to increases in Colombian production and a 68.9% increase in the depletable cost pool.

General and Administrative Expenses. General and administrative expense (excluding stock based compensation) increased by 27.6% to $369,586 during the quarter ended September 30, 2007 from $289,590 in the 2006 quarter. For the nine months ended September 30, 2007, general and administrative expenses (excluding stock based compensation) increased 30.1%, to $991,491 compared to the 2006 nine month period. The increase in general and administrative expense for the nine month period was primarily attributable to an increase in salary to our President in mid-2006, increases in base salary of our President and chief financial officer during the third quarter of 2007 and payment of bonuses during 2007.

Stock based compensation expense included in general and administrative expenses decreased by 75% to $41,166 during the quarter ended September 30, 2007. For the nine months ended September 30, 2007, stock based compensation expense increased 40.1% to $294,042. The increase in stock-based compensation expense was attributable to the 2006 grant of stock options in connection with the hiring of our chief financial officer and the grants of options to our directors during 2007. The decrease in the quarter was due to decrease in stock based compensation attributable to the initial recording of stock compensation relating to the hiring of our chief financial officer.

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

Other income (expense), net totaled $144,209 of income during the quarter ended September 30, 2007 as compared to net other expenses of $238,710 during the 2006 quarter. For the nine months ended September 30, 2007, other income, net, totaled $504,763 as compared to $80,530 of net other expenses during the 2006 nine month period. The improvement in net other income (expense) resulted from
(1) the increased interest income during the 2007 nine month period ($504,763 in the 2007 nine month period compared to $316,697 in the 2006 nine month period) attributable to substantial increases in cash and marketable securities held during the 2007 period following a 2006 private placement of common stock, and
(2) the absence of interest expense, financing fees and derivative related expense during the 2007 period attributable to the retirement, or conversion, during 2006 of all outstanding shareholder loans and convertible notes.

Income Tax Expense (Benefit). Income tax expense decreased to a benefit of ($366,891) during the 2007 quarter compared to the 2006 quarter. For the nine months ended September 30, 2007, income tax expense decreased to a benefit of $99,443, as compared to the 2006 period. The decrease in income tax expense during the 2007 quarter and nine month period was attributable to the gain associated with the reallocation of the Hupecol tax credits discussed above, partially offset by an increase in revenue and an effective tax rate increase in Colombia. Income tax expense during the 2007 and 2006 periods was entirely attributable to operations in Colombia. The Company recorded no U.S. income tax liability in the 2007 or 2006 periods.

FINANCIAL CONDITION

Liquidity and Capital Resources. At September 30, 2007 we had a cash balance of $948,525 and working capital of $10,791,619 compared to a cash balance of $409,008 and working capital of $14,202,160 at December 31, 2006. The decrease in cash and working capital during the period was primarily attributable to payment of drilling costs in Colombia and domestically in the United States.

Operating cash flows for the 2007 nine month period totaled $1,049,836 as compared to cash provided by operations during the 2006 period of $611,838. The change in operating cash flow was primarily attributable to the increase in oil and gas sales revenues partially offset by increases in lease operating expenses and general and administrative expense and reductions in payables and accrued expenses.

Investing activities used $510,318 during the 2007 nine month period as compared to $2,592,406 used during the 2006 period. The decrease in cash flows used by investing activities during the current period was primarily attributable to the receipt of funds from the sale of marketable securities which funded increased oil and gas acquisition and drilling activities during the 2007 period.

Financing activities provided $14,677,833 during the 2006 nine month period from the sale of common stock, exercise of warrants and repayment of a shareholder loan. We had no financing activities during the 2007 period.

Long-Term Liabilities. At September 30, 2007, we had long-term liabilities of $40,697 as compared to $38,816 at December 31, 2006. Long-term liabilities at September 30, 2007 and December 31, 2006 consisted of a reserve for plugging and abandonment costs.

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

During the first nine months of 2007, we invested approximately $4,660,318 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 19 wells in Colombia ($3,431,180), (2) the drilling of two domestic wells in the United States ($1,136,769), and (3) lease retention payments on domestic properties of ($92,369).

At September 30, 2007, our only material contractual obligation requiring determinable future payments was a lease relating to the Company's executive offices which was unchanged when compared to the 2006 Form 10-KSB.

At September 30, 2007, our acquisition and drilling budget for the balance of 2007 totaled approximately $1,117,500, which consists of the drilling of six wells in Colombia and one well in the U.S. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2007.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective at September 30, 2007.

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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


Date: November 2, 2007