Form 10-Q
period 2008-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2008-05-12
CIK 1156041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]    Accelerated filer          [ ]
     Non-accelerated filer   [ ]    Smaller reporting company  [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]     No [X]

     As of May 12, 2008, we had 27,920,172 shares of $0.0001 par value Common Stock outstanding.

                            HOUSTON AMERICAN ENERGY CORP.
                            -----------------------------

                                      FORM 10-Q

                                        INDEX


                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

           Balance Sheets as of March 31, 2008 and December 31, 2007 .. . . . . . .  3

           Statements of Operations for the three months
             ended March 31, 2008 and March 31, 2007 .. . . . . . . . . . . . . . .  4

           Statements of Cash Flows for the three months
             ended March 31, 2008 and March 31, 2007 .. . . . . . . . . . . . . . .  5

           Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .. . . . . . . . . .  9

         Item 3. Quantitative and Qualitative Disclosures About Market Risk         14

         Item 4. Controls and Procedures .. . . . . . . . . . . . . . . . . . . . . 14

PART II  OTHER INFORMATION

         Item 1A Risk Factors .. . . . . . . . . . . . . . . . . . . . . . . . . .  15

         Item 6. Exhibits .. . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                                HOUSTON AMERICAN ENERGY CORP.
                                        BALANCE SHEET
                                         (Unaudited)

                                                        March 31, 2008      December 31, 2007
                                                       ----------------    -------------------

                                       ASSETS
                                       ------
CURRENT ASSETS:
   Cash                                                $     9,417,206     $          417,818
   Marketable securities                                     1,000,000              9,650,000
   Accounts receivable                                       1,243,235                577,512
   Prepaid expenses                                            118,762                 49,255
   Other current assets                                         24,000                      -
                                                       ----------------    -------------------
        Total current assets                                11,803,203             10,694,585
                                                       ----------------    -------------------

PROPERTY, PLANT AND EQUIPMENT
   Oil and gas properties - full cost method
     Costs subject to amortization                          13,381,216             12,714,669
     Costs not being amortized                                 972,174                998,806
   Office equipment                                             11,878                 11,878
                                                       ----------------    -------------------
         Total property, plant and equipment                14,365,268             13,725,353
                                                       ----------------    -------------------
   Accumulated depreciation and depletion                   (4,050,108)            (3,708,308)
                                                       ----------------    -------------------
         Total property, plant and equipment, net           10,315,160             10,017,045
                                                       ----------------    -------------------

OTHER ASSETS                                                     3,167                  3,167
                                                       ----------------    -------------------
         Total Assets                                  $    22,121,530     $       20,714,797
                                                       ================    ===================
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                    $       550,820     $          260,222
   Accrued expenses                                              1,874                  1,720
   Foreign income taxes payable                                275,106                 74,141
                                                       ----------------    -------------------
         Total current liabilities                             827,800                336,083
                                                       ----------------    -------------------

LONG-TERM DEBT LIABILITIES:
   Deferred rent obligation                                     20,404                 20,206
   Reserve for plugging costs                                  116,992                115,061
                                                       ----------------    -------------------
         Total long-term liabilities                           137,396                135,267
                                                       ----------------    -------------------

SHAREHOLDERS' EQUITY:
   Common stock, $0.001 par value; 100,000,000 shares
     authorized; 27,920,172 shares outstanding                  27,920                 27,920
   Additional paid-in capital                               22,418,997             22,377,832
   Treasury stock, at cost; 100,000 shares                     (85,834)               (85,834)
   Accumulated deficit                                      (1,204,749)            (2,076,470)
                                                       ----------------    -------------------
         Total shareholders' equity                         21,156,334             20,243,447
                                                       ----------------    -------------------
         Total liabilities and shareholders' equity    $    22,121,530     $       20,714,797
                                                       ================    ===================

       The accompanying notes are an integral part of these financial statements

                              HOUSTON AMERICAN ENERGY CORP.
                                 STATEMENT OF OPERATIONS
                                       (Unaudited)


                                                   For the Three Months Ended March 31,
                                                -------------------  ---------------------
                                                       2008                  2007
                                                -------------------  ---------------------
Revenue
  Oil and gas                                   $        2,937,134   $          1,025,422
                                                -------------------  ---------------------
Total revenue                                            2,937,134              1,025,422
                                                -------------------  ---------------------

Expenses of operations
  Lease operating expense and severance taxes              876,842                406,566
  Joint venture expenses                                    47,354                 39,620
  General and administrative expense                       320,926                353,639
  Depreciation and depletion                               341,801                271,779
                                                -------------------  ---------------------
Total operating expenses                                 1,586,923              1,071,604
                                                -------------------  ---------------------

Income (loss) from operations                            1,350,211                (46,182)

Other (income) expense
  Interest income                                          (94,041)              (173,320)
                                                -------------------  ---------------------
Total other income                                         (94,041)              (173,320)
                                                -------------------  ---------------------

Income before taxes                                      1,444,252                127,138

Income tax expense                                         572,531                127,761
                                                -------------------  ---------------------

Net income (loss)                               $          871,721   $               (623)
                                                ===================  =====================

Income (loss) per share-basic                   $             0.03   $              (0.00)
                                                ===================  =====================
  Income (loss) per share- diluted              $             0.03   $              (0.00)
                                                ===================  =====================

Basic weighted average shares                           27,920,172             27,920,172
Diluted weighted average shares                         28,061,583             27,920,172
                                                ===================  =====================

   The accompanying notes are an integral part of these financial statements

                                    HOUSTON AMERICAN ENERGY CORP.
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                              For the Three Months Ended March 31,
                                                           -------------------  ---------------------
                                                                  2008                  2007
                                                           -------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $          871,721   $               (623)
Adjustments to reconcile net income (loss)
  to net cash from operations
    Depreciation and depletion                                        341,801                272,407
    Stock based compensation                                           41,166                 54,888
    Accretion expense - asset retirement obligation                     1,931                      -
    Amortization of deferred rent                                         197                      -
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                (660,398)              (234,353)
    (Increase) in prepaid expense                                     (98,832)              (137,402)
    Increase in accounts payable and accrued expenses                 491,717                 67,684
                                                           -------------------  ---------------------

Net cash provided by operations                                       989,303                 22,601
                                                           -------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of marketable securities                                   8,650,000              2,000,000
    Acquisition of oil and gas properties and assets net             (639,915)            (2,077,502)
                                                           -------------------  ---------------------

Net cash provided by (used in) investing activities                 8,010,085                (77,502)
                                                           -------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                        -                      -
                                                           -------------------  ---------------------

Increase (decrease) in cash and equivalents                         8,999,388                (54,901)
Cash, beginning of period                                             417,818                409,008
                                                           -------------------  ---------------------
Cash, end of period                                        $        9,417,206   $            354,107
                                                           ===================  =====================

SUPPLEMENT CASH FLOW INFORMATION:
    Interest paid                                                           -                      -
                                                           ===================  =====================
    Colombian cash taxes paid                              $          297,425   $             53,620
                                                           ===================  =====================

   The accompanying notes are an integral part of these financial statements

                         HOUSTON AMERICAN ENERGY CORP.
                         Notes to Financial Statements
                                 March 31, 2008
                                  (Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Houston American Energy Corp., a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-K for the year ended December 31, 2007.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2007 have been reclassified to conform to the 2008 presentation.

NOTE 3. - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Measurements", which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. SFAS No. 141R requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided.

NOTE 4. - MARKETABLE SECURITIES

At March 31, 2008 the Company held $1,000,000 in marketable securities, which consisted of investments in corporate and municipal bonds. The Company accounts for its investments in marketable securities pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and has classified all of its marketable securities as available-for-sale. Accordingly, the investments are carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses and declines in value determined to be other then temporary in nature are included in interest income, net. There were no unrealized gains or losses associated with these marketable securities at March 31, 2008. There were no realized gains and losses recorded during the three month period ending March 31, 2008.

NOTE 5. - STOCK-BASED COMPENSATION EXPENSE

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, "Share-Based Payments", or SFAS 123R. The Company periodically grants options to employees, directors and consultants under the Company's 2005 Stock Option Plan. These are accounted for in accordance with the provisions of SFAS 123R and Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" as well as other authoritative accounting pronouncements. The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period. No stock options were granted during the quarter ended March 31, 2008.

A summary of stock option activity and related information for the three months ended March 31, 2008 is presented below:

                                         Weighted-Average      Aggregate
                                Options   Exercise Price    Intrinsic Value
                                -------  -----------------  ----------------
Outstanding at January 1, 2008  339,000  $            3.12  $        285,789
Granted                               -                  -                 -
Exercised                             -                  -                 -
Forfeited                             -                  -                 -
                                -------
Outstanding at March 31, 2008   339,000  $            3.12  $        285,789
                                -------
Exercisable at March 31, 2008   272,333  $            3.15  $        231,287
                                =======

No options were exercised during the three months ended March 31, 2008. As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $54,888.

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2008 and 2007:

                                                                   Three Months Ended March 31,
                                                                  -----------------------------
                                                                       2008             2007
                                                                  --------------  -------------
Share-based compensation expense included in reported net income  $       41,166  $      54,888
Basic and diluted earnings per share effect of share-based
compensation expense                                              $        (0.00) $       (0.00)
                                                                  ==============  =============

NOTE 6. - CONTINGENCIES AND COMMITMENTS

Pending Sale of Caracara Prospect

In March 2008, Hupecol Caracara LLC, as owner/operator under the Caracara Association Contract, entered into a Purchase and Sale Agreement to sell all of its interest in the Caracara Association Contract and related assets for a sale price of $920 million, subject to certain closing adjustments based on oil price fluctuations and operations between the effective date of the sale, January 1, 2008, and the closing date. Pursuant to our investment in Hupecol Caracara LLC, we hold a 1.594674% interest in the Caracara assets being sold and will receive our proportionate interest in the net sale proceeds after deduction of commissions and transaction expenses. The Company's Caracara assets subject to the proposed sale had a net book value of $1,732,948 on the effective date of the sale. During the quarter ended March 31, 2008, our revenues attributable to the Caracara prospect totaled $2,129,178 and our lease operating expenses attributable to the Caracara prospect totaled $233,147. Completion of the sale of the Caracara assets is subject to satisfaction of various conditions set out in the Purchase and Sale Agreement, including the granting of all consents and approvals of the Colombian governmental authorities required for the transfer of the assets to the purchaser.

Executive Compensation - Bonus Payments

In March 2008, the Company's board of directors approved the payment to members of management of bonuses totaling $750,000. The bonuses are contingent upon the sale of the Caracara prospect and are to be paid as proceeds are received from the pending sale of the Caracara prospect. The bonuses are not reflected in the financial statements at and for the quarter ended March 31, 2008 but will be realized and reflected in the Company's financial statements when the contingency relating to their payment is satisfied.

NOTE 7 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2008 and Long Lived Assets as of March 31, 2008 attributable to each geographical area are presented below:

                           Three Months Ended March 31, 2008
                     -------------------------------------------
                          Revenues        Long Lived Assets, Net
                     -------------------  ----------------------
      United States  $           119,156  $            2,083,104
      Colombia                 2,817,978               8,232,056

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-Q quarterly report of Houston American Energy Corp. (the "Company") for the three months ended March 31, 2008, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2007.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of
Part II of our Form 10-K for the fiscal year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2007. As of, and for the quarter ended, March 31, 2008, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

-- UNEVALUATED OIL AND GAS PROPERTIES. Unevaluated oil and gas properties not subject to amortization include the following at March 31, 2008:

                                 March 31, 2008
                                 ---------------
              Acquisition costs  $       140,311
              Evaluation costs           719,102
              Retention costs            112,761
                                 ---------------
                Total            $       972,174
                                 ===============

The carrying value of unevaluated oil and gas prospects include $13,330 expended for properties in the South American country of Colombia at March 31, 2008. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

CURRENT YEAR DEVELOPMENTS
Drilling Activity

During the quarter ended March 31, 2008, we drilled three international wells in Colombia, as follows:

- one well was drilled on a concession in which we hold a 12.5% working interest and was in production at March 31, 2008.

- one well was drilled on a concession in which we hold a 6.25% working interest and was a dry hole.

- one well was drilled on a concession in which we hold a 1.6% working interest and was in production at March 31, 2008.

No domestic wells were drilled during the quarter ended March 31, 2008. The well drilled on our Caddo Lake prospect during the fourth quarter of 2007 was waiting on completion at March 31, 2008.

At March 31, 2008, no drilling operations were ongoing in Colombia.

At March 31, 2008, we planned to drill one domestic well and 14 additional international wells over the balance of 2008. Subsequent to March 31, 2008, the operator in Colombia advised that the Las Garzas Dorada B1 well had been drilled and production casing set and initial production results indicate a potential flow rate in the range of 700 to 1,100 barrels per day. Well testing is ongoing and actual production rates may vary from initial rates. The operator plans to drill additional wells to delineate the reservoir and develop the field and to develop field infrastructure to support continuous production. We hold a 12.5% interest in the well and the Las Garzas prospect.

Leasehold Activity

During the quarter ended March 31, 2008, we acquired interests in two additional prospects in South Louisiana for which we advanced leasehold costs of approximately $7,770. We sold our interest in one of the two prospects - the North Henry Bayou prospect - during the quarter, retaining a 4.5% carried interest in the prospect, for which we received $60,301.

Seismic Activity

During the quarter ended March 31, 2008, our operator in Colombia acquired approximately 65 miles of additional seismic and geological data. The additional data relates primarily to prospects in which we hold a 12.5% working interest. Our share of the costs of such data acquisition was $23,465.

Pending Sale of Caracara Prospect

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

Pursuant to our investment in Hupecol Caracara LLC, we hold a 1.594674% interest in the Caracara assets being sold and will receive our proportionate interest in the net sale proceeds after deduction of commissions and transaction expenses. Our Caracara-related assets subject to the proposed sale had a net book value of $1,732,948 as of the effective date of the sale. Production from the Caracara prospect accounted for $2,129,178 of our revenues during the quarter ended March 31, 2008.

Completion of the sale of the Caracara assets is subject to satisfaction of various conditions set out in the Purchase and Sale Agreement, including the granting of all consents and approvals of the Colombian governmental authorities required for the transfer of the assets to the purchaser.

Executive Compensation - Bonus Payments

In March 2008, our board of directors approved the payment to members of management of bonuses totaling $750,000. The bonuses are contingent upon the sale of the Caracara prospect and are to be paid as proceeds are received from the pending sale of the Caracara prospect.
RESULTS OF OPERATIONS

Oil and Gas Revenues. Total oil and gas revenues increased 186.4% to $2,937,134 in the three months ended March 31, 2008 compared to $1,025,422 in the three months ended March 31, 2007. The increase in revenue is principally due to increased production resulting from the development of the Columbian fields and higher oil prices. We had interests in 40 producing wells in Colombia and 8 producing wells in the U.S. during the 2008 quarter as compared to 22 producing wells in Columbia and 8 producing wells in the U.S. during the 2007 quarter. Average prices from sales were $95.10 per barrel of oil and $8.50 per mcf of gas during the 2008 quarter as compared to $50.00 per barrel of oil and $9.04 per mcf of gas during the 2007 quarter.

                              Columbia    U.S.      Total
                             ----------  -------  ----------
         2008 First Quarter
                  Oil sales  $2,817,978  $46,266  $2,864,244
                  Gas sales           -   72,890      72,890
         2007 First Quarter
                  Oil sales  $  963,920  $27,646  $  991,566
                  Gas sales           -   33,856      33,856

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 115.7% to $876,842 in the 2008 quarter from $406,566 in the 2007 quarter. The increase in lease operating expenses was attributable to the increase in the number of Colombian wells producing during the 2008 period (40 wells as compared to 22 wells) and increased operating activities on prospects in which we hold a higher working interest (12.5%) during 2008 as compared to 2007. Following is a summary comparison of lease operating expenses for the periods.

                              Columbia    U.S.     Total
                             ---------  -------  --------
         2008 First Quarter  $ 837,983  $38,859  $876,842
         2007 First Quarter    384,043   22,523   406,566

Joint Venture Expenses. Our allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $47,354 during the 2008 quarter and $39,620 during the 2007 quarter. The increase in joint venture expenses was attributable to an increase in drilling activity in concessions in which the Company owns a higher working interest.

Depreciation and Depletion Expense. Depreciation and depletion expense was $341,801 and $271,779 for the quarter ended March 31, 2008 and 2007, respectively. The increase is due to increases in Colombian production.

General and Administrative Expenses. General and administrative expense decreased by 9.3% to $320,926 during the 2008 quarter from $353,639 during the 2007 quarter. The decrease in general and administrative expense was primarily attributable to decreases in stock compensation and professional legal fees.

Other Income. Other income consists of interest earned on cash balances and marketable securities. Other income totaled $94,041 during the 2008 quarter as compared to $173,320 during the 2007 quarter. The decrease in other income resulted from decreases in marketable securities held and amounts invested, and a reduction in interest rates on short term cash investments.

Income Tax Expense. Income tax expense increased by 348.1% to $572,531 during the 2008 quarter company from $127,761 during the 2007 quarter. The increase in income tax expense during the 2008 quarter was attributable to the increase in revenue in Colombia. Income tax expense during the 2008 quarter and the 2007 quarter was entirely attributable to operations in Colombia. The Company recorded no U.S. income tax liability in the 2008 or 2007 quarters.

Effect of Pending Sale of Caracara Prospect. Assuming completion of the proposed sale of our interest in the Caracara prospect, we will report a one-time gain from the sale of those assets and will sustain an immediate reduction in revenues and lease operating expenses attributable to our interest in the Caracara prospect. During the quarter ended March 31, 2008, our revenues attributable to the Caracara prospect totaled $2,129,178 and our lease operating expenses attributable to the Caracara prospect totaled $233,147. Closing of the pending sale of the Caracara prospect is subject to satisfaction of a number of conditions. Accordingly, there is no assurance as to when, if ever, the sale of the Caracara prospect will be completed.

We intend to utilize the proceeds from the pending sale of the Caracara prospect to invest in future drilling of our remaining interests in Colombia in order to replace revenues attributable to the Caracara prospect and grow our revenues.
We hold interests in seven Colombian prospects, other than the Caracara prospect, and our interest in those prospects range from 6.25% to 12.5% as compared to our interest in the Caracara prospect which is approximately 1.6%.

We will also utilize $750,000 of proceeds from the sale of the Caracara prospect to pay bonuses to members of management.

FINANCIAL CONDITION

Liquidity and Capital Resources. At March 31, 2008, we had a cash balance of $9,417,206 and working capital of $10,975,403 compared to a cash balance of $417,818 and working capital of $10,358,502 at December 31, 2007. The increase in working capital during the period was primarily attributable to increased revenues from wells producing in Colombia.

Operating cash flows for the 2008 quarter totaled $989,303 as compared to $22,601 during the 2007 quarter. The increase in operating cash flow was primarily attributable to increased profitability during the 2008 quarter.

Investing activities provided $8,010,085 during the 2008 quarter compared to $77,502 used during the 2007 quarter. The funds provided by/used in investing activities reflect the sale of marketable securities of $8,650,000 during the 2008 quarter and $2,000,000 during the 2007 quarter. Funds used in investing activities consisted of investments in oil and gas properties and assets of $639,915 during the 2008 quarter and $2,077,502 during the 2007 quarter.

We had no financing activities during either the 2008 quarter or the 2007 quarter.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations and from the sale of our interest in the Caracara prospect.

During the first quarter of 2008, we invested approximately $639,915 for the acquisition and development of oil and gas properties, consisting of (1) drilling of three wells in Colombia ($628,615), (2) seismic cost in Colombia ($23,465), (3) delay rentals on U.S. properties ($28,752), (4) leasehold costs on U.S. properties ($7,770), (5) capital expenditures on U.S. wells ($11,614), partially offset by proceeds from the sale of the North Henry Bayou prospect for $60,301.

At March 31, 2008, our only material contractual obligation requiring determinable future payments was a lease relating to the Company's executive offices which was unchanged when compared to the 2007 Form 10-K.

At March 31, 2008, our remaining acquisition and drilling budget for the balance of 2008 totaled approximately $6,130,000, which consisted of the drilling of 14 wells in Colombia, one well in the United States, and seismic and infrastructure cost. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that our current financial resources combined with expected operating cash flows and proceeds from the pending sale of our Caracara interest will meet our anticipated objectives and business operations, including planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects. It is possible, although not anticipated, that we may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2008.

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

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are performed under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at March 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II

ITEM 1A.     RISK FACTORS

We describe our business risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In addition to the factors set forth in the referenced Form 10-K, our investors should also consider the following additional risk factor affecting our business.

SEASONAL WEATHER CONDITIONS ADVERSELY AFFECT OUR ABILITY TO CONDUCT DRILLING, DEVELOPMENT AND PRODUCTION ACTIVITIES IN COLOMBIA.

Oil and natural gas operations in Colombia are adversely affected by seasonal weather conditions. The climate in the Llanos basin region of Colombia, where our Colombian operations are located, is characterized by two seasons, a rainy season and a dry season, each lasting approximately six months, with the rainy season commencing around April and ending around November. Depending on the prevailing weather conditions and existing infrastructure, we may have limited or no access to our properties and our drilling and other activities in Colombia may be curtailed or substantially halted during the rainy season. These seasonal factors may result in fluctuations in our production and revenues, with both typically being lower during the rainy season. Further, because of the limitations on activities during the rainy season, operating activities typically intensify during the dry season resulting in higher demand for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages, and higher operating expenses during the dry season. These factors could result in delays in our operations and fluctuations in our operating results from quarter to quarter.

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

                                        HOUSTON AMERICAN ENERGY CORP.


                                        By: /s/ John F. Terwilliger
                                            John Terwilliger
                                            CEO and President


                                        By: /s/ James J. Jacobs
                                            James J. Jacobs
                                            Chief Financial Officer


Date: May 12, 2008