Form 10-K/A
period 2007-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2008-06-20
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

(MARK ONE)
[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                          Commission File No. 1-32955

                         HOUSTON AMERICAN ENERGY CORP.
              ---------------------------------------------------
              (Exact name of registrant specified in its charter)

            Delaware                                     76-0675953
--------------------------------------    ------------------------------------
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

                                      None
                                (Title of Class)
                                ----------------

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K of Houston American Energy Corp. (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 28, 2008. The Company is filing this Amendment No. 1 for the purpose of correcting the registration statements listed in Exhibits 23.1 and 23.2 (the consents of Thomas Leger & Co., L.L.P., dated March 26, 2007, and Malone & Bailey, PC, dated March 27, 2008) of the Original Filing. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits


     The following Exhibits are filed herewith:


EXHIBIT NO.          DESCRIPTION
-----------          -----------------------------------------------------------

23.1 Consent of Thomas Leger & Co., L.L.P., independent registered public accounting firm.

23.2 Consent of Malone & Bailey, PC, independent registered public accounting firm.

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HOUSTON AMERICAN ENERGY CORP.
Dated:     June 19, 2008

                                   By:     /s/ John F. Terwilliger
                                           John F. Terwilliger
                                           President