Form 10-Q
period 2008-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2008-08-12
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐     No  ☒

As of August 1, 2008, we had 28,100,772 shares of $.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
BALANCE SHEET
(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$13,553,383	$417,818
Marketable securities	—	9,650,000
Accounts receivable	1,587,405	577,512
Prepaid expenses	329,844	49,255
Other current assets	22,000	—
Total current assets	15,492,632	10,694,585

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	11,661,458	12,714,669
Costs not being amortized	1,141,685	998,806
Office equipment	11,878	11,878
Total property, plant and equipment	12,815,021	13,725,353
Accumulated depreciation and depletion	(3,691,687)	(3,708,308)
Total property, plant and equipment, net	9,123,334	10,017,045

OTHER ASSETS	1,715,467	3,167
Total Assets	$26,331,433	$20,714,797

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$713,928	$260,222
Accrued expenses	179,644	1,720
Foreign income taxes payable	26,456	74,141
Total current liabilities	920,028	336,083

LONG-TERM LIABILITIES:
Reserve for plugging costs	123,230	115,061
Deferred rent obligation	20,601	20,206
Total long-term liabilities	143,831	135,267

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,100,772 and 27,920,172 shares outstanding, respectively	28,101	27,920
Additional paid-in capital	23,330,253	22,377,831
Treasury stock, at cost; 100,000 shares	(85,834)	(85,834)
Retained earnings (accumulated deficit)	1,995,054	(2,076,470)
Total shareholders’ equity	25,267,574	20,243,447
Total liabilities and shareholders’ equity	$26,331,433	$20,714,797

The accompanying notes are an integral part of these financial statements

Index

HOUSTON AMERICAN ENERGY CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Oil and gas	$6,266,085	$1,985,085	$3,328,951	$959,662
Total revenue	6,266,085	1,985,085	3,328,951	959,662

Expenses of operations:
Lease operating expense and severance tax	2,041,890	894,813	1,165,048	488,246
Joint venture expenses	101,694	79,054	54,340	39,433
General and administrative Expense	2,007,315	874,780	1,686,390	521,142
Depreciation and depletion	765,903	666,756	424,102	394,978
Gain on sale of oil and gas properties	(7,615,236)	—	(7,615,236)	—
Total operating expenses	(2,698,434)	2,515,403	(4,285,356)	1,443,799

Income (loss) from operations	8,964,519	(530,318)	7,614,307	(484,137)

Other income:
Interest income	160,443	360,554	66,402	187,234

Total other income	160,443	360,554	66,402	187,234

Net income (loss) before taxes	9,124,962	(169,764)	7,680,709	(296,903)

Income tax expense	5,053,438	267,449	4,480,907	139,688

Net income (loss)	$4,071,524	$(437,213)	$3,199,802	$(436,591)

Basic income (loss) per share	$0.15	$(0.02)	$0.11	$(0.02)

Diluted income (loss) per share	$0.14	$(0.02)	$0.11	$(0.02)

Basic weighted average shares	27,934,329	27,920,172	27,948,643	27,920,172

Diluted weighted average shares	28,178,360	27,920,172	28,295,294	27,920,172

The accompanying notes are an integral part of these financial statements

Index

HOUSTON AMERICAN ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,071,524	$(437,213)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and depletion	765,903	666,757
Stock based compensation	577,603	252,876
Accretion expense – asset retirement obligation	12,564	1,254
Amortization of deferred rent	395	—
Gain on sale of oil and gas properties	(7,615,236)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,002,557)	53,794
(Increase) decrease in prepaid expense	(309,913)	(95,570)
Increase in accounts payable and accrued liabilities	583,944	343,151

Net cash provided by (used in) operations	(2,915,773)	785,049

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	9,650,000	3,000,000
Acquisition of oil and gas properties	(4,081,567)	(3,920,004)
Proceeds from sale of oil and gas properties, net of expenses	10,146,655	—
Increase in other assets	(38,750)	—

Net cash provided by (used in) investing activities	15,676,338	(920,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	375,000	—

Net cash provided by financing activities	375,000	—

Increase (decrease) in cash and equivalents	13,135,565	(134,955)
Cash, beginning of period	417,818	409,008
Cash, end of period	$13,553,383	$274,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$5,026,982	$198,140

NONCASH INVESTING AND FINANCING INFORMATION
Cash proceeds from sale of oil and gas properties escrowed	$1,673,551	$—

The accompanying notes are an integral part of these financial statements

Index

HOUSTON AMERICAN ENERGY CORP.
Notes to Financial Statements
June 30, 2008
(Unaudited)

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Houston American Energy Corp., a Delaware corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2007.

NOTE 2. – CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2007 have been reclassified to conform to the 2008 presentation.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. SFAS No. 141R requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided.

Index

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect the adoption of SFAS 162 to have a material effect on its financial statements or related disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

NOTE 4. – MARKETABLE SECURITIES

During the quarter and six months ended June 30, 2008, the Company held marketable securities, which consisted of investments in corporate and municipal bonds. At June 30, 2008, the Company held no marketable securities.  The Company accounted for its investments in marketable securities pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and classified all of its marketable securities as available-for-sale. Accordingly, the investments were carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses and declines in value determined to be other then temporary in nature were included in interest income, net. There were no unrealized gains or losses associated with these marketable securities at December 31, 2007 as the cost approximated fair market value. There were no realized gains and losses during the three month or six month periods ending June 30, 2008.

NOTE 5. – STOCK-BASED COMPENSATION EXPENSE

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payments”, or SFAS 123R. The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan. These are accounted for in accordance with the provisions of SFAS 123R and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” as well as other authoritative accounting pronouncements. The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Index

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2008 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2008	339,000	$3.12
Granted	1,053,333	$7.20
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2008	1,392,333	$6.21	$6,980,779
Exercisable at June 30, 2008	275,666	$3.15	$2,210,443

On June 2, 2008, the Company granted to the Company’s two principal officers a total of 1,050,000 options to purchase shares of the Company’s common stock.  The exercise price is $7.20 per share.  The options have a term of ten years and 900,000 of the options vest over six years and 150,000 of the options vest over three years.

Also on June 2, 2008, the Company granted to a director 3,333 options to purchase shares of the Company’s common stock.  The options vest immediately, have an exercise price of $7.20 per share and a term of ten years.

The above options were valued at a total of $5,314,327 using the Black-Scholes option-pricing model and the following parameters:  (1)  3.88% risk-free discount rate, (2) expected volatility of 73.82%, (3) zero expected dividends, and (4) an expected option life for each grant calculated pursuant to the terms of SAB 107 as the options granted qualify as ‘plain vanilla’ under that literature.

The closing price of the Company’s common stock on June 30, 2008 was $11.22.

Stock Grants

During the quarter and six months ended June 30, 2008, the Company’s shareholders approved and the Company granted 55,600 shares of restricted common stock with immediate vesting to the Company’s two principal officers.  The Company recognized compensation expense of $400,320 attributable to these grants, which were originally approved, subject to stockholder approval, in 2007 by the Company’s Board of Directors and then later approved by the Company’s stockholders and issued in June 2008

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007

Share-based compensation expense included in reported net income (loss)	$577,603	$252,876
Earnings per share effect of share-based compensation expense	$(0.02)	$(0.00)

Index

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007

Share-based compensation expense included in reported net income (loss)	$536,437	$197,988
Earnings per share effect of share-based compensation expense	$(0.02)	$(0.00)

At June 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and grants of restricted common stock was $5,219,380.

NOTE 6. – SALE OF OIL AND GAS PROPERTIES

Gain on Sale of Oil and Gas Properties

In June 2008, the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract and related assets for a total cash consideration of $11,917,418.  At December 31, 2007, the estimated proved reserves associated with these assets totaled 755,474 barrels of oil, which represented 37.89% of our estimated proved oil and natural gas reserves.  Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves.  Since the sale of these oil and gas properties would significantly alter the relationship, we recognized a gain on the sale of $7,615,236 computed as follows:

Proceeds from the sale	$11,917,418
Add: Transfer of asset retirement and other obligations	46,633
Less: Transaction costs	(370,908)
Carrying value of oil and gas properties	(3,977,907)
Carrying value of other assets	-
Net gain on sale	$7,615,236

The carrying value of the properties sold was computed by allocating total capitalized costs within the non-U.S. full cost pool between properties sold and properties retained based on their relative fair values.

The following is a reconciliation of 2008 year-to-date activity in our non-U.S. full cost center:

	Evaluated	Unevaluated
Oil and gas properties -
Balance beginning of year	$9,289,675	$13,330
Costs incurred year-to-date	3,688,015	68,312
Sale of Caracara properties	(4,760,441)	-
Balance, June 30, 2008	$8,217,249	$81,642

Accumulated depreciation, depletion and amortization -
Balance beginning of year	$(1,468,827)
Provision for DD&A	(596,181)
Sale of Caracara properties	782,534
Balance, June 30, 2008	(1,282,474)
Net capitalized costs	$6,934,775

Index

Other Assets

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement.  The funds deposited in escrow will be released to the Company, or to the purchaser, based on post-closing adjustments 12 months following closing.  The Company’s proportionate interest in the escrow deposit, totaling $1,673,551, has been recorded as Other Assets.

The net proceeds and the gain realized from the sale of the Caracara assets may be adjusted based on post-closing adjustments.

Colombian Taxes

Colombian taxes attributable to the sale of the Caracara assets, totaling $4,394,575, were recorded and paid at the time of closing.

NOTE 7. – EXECUTIVE COMPENSATION

During the quarter and six months ended June 30, 2008, the Company recognized compensation expense, in addition to salaries, to its two executive officers consisting of (1) $400,320 attributable to grants of 55,600 shares of restricted stock discussed above in Note 5, (2) payment of cash bonuses totaling $750,000, which bonuses were contingent on the completion of the sale of the Caracara assets and were paid in June 2008, and (3) $177,283 attributable to grants of stock options.

NOTE 8. – ISSUANCES OF COMMON STOCK

During the quarter ended June 30, 2008, the Company issued 125,000 shares of common stock for $375,000 to a single investor pursuant to the exercise of an outstanding warrant.

The shares were offered and sold in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The investor was an "accredited investor" as defined in Rule 501 promulgated under the Securities Act.

NOTE 9. - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2008 and Long Lived Assets as of June 30, 2008 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2008
	Revenues	Long Lived Assets, Net

United States	$250,984	$2,106,917
Colombia	6,015,101	7,016,417
Total	$6,266,085	9,123,334

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2008, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-K for the year ended December 31, 2007.  As of, and for the six months ended, June 30, 2008, there have been no material changes or updates to the Company’s critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

-- Unevaluated Oil and Gas Properties.  Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2008:

June 30, 2008
Acquisition costs	$38,598
Evaluation costs	1,089,973
Retention costs	13,114
Total	$1,141,685

Index

The carrying value of unevaluated oil and gas prospects include $81,642 expended for properties in the South American country of Colombia at June 30, 2008.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Current Year Developments

Drilling Activity

During the six months ended June 30, 2008, we drilled eight international wells in Colombia, as follows:

▪	Six wells were drilled on concessions in which we hold a 12.5% working interest; of which, at June 30, 2008, five were in production and one was a dry hole.

▪	One well was drilled on a concession in which we hold a 6.25% working interest and was a dry hole.

▪	One well was drilled on a concession in which we hold a 1.6% working interest and was in production on June 30, 2008. This well was sold as part of the Caracara transaction on June 17, 2008.

No domestic wells were drilled during the six months ended June 30, 2008.  The well drilled on our Caddo Lake prospect during the fourth quarter of 2007 was waiting on completion at June 30, 2008.

At June 30, 2008, we planned to drill four domestic wells and ten additional international wells over the balance of 2008.

Sale of Caracara Assets

In June 2008, we, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of our interest in the Caracara Association Contract and related assets.  As a result of the sale of the Caracara assets, we received net proceeds, after deduction of fees and expenses of the transaction, of $11,546,510, realized a gain on the sale of $7,615,236 and eliminated from oil and gas properties costs subject to amortization associated with the Caracara assets totaling $3,977,907.

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement.  The funds deposited in escrow will be released to us, or to the purchaser, based on post-closing adjustments 12 months following closing.  Our proportionate interest in the escrow deposit, totaling $1,673,511, has been recorded as Other Assets.

The net proceeds and the gain realized from the sale of the Caracara assets may be adjusted based on post-closing adjustments.

Colombian taxes attributable to the sale of the Caracara assets, totaling $4,394,575, were recorded and paid at the time of closing.

Production from the Caracara prospect accounted for $875,687 and $3,004,865 of our revenues during the quarter and six months ended June 30, 2008.

Lease operating expense from the Caracara prospect accounted for $210,926 and $444,073 of our lease operating expense during the quarter and six months ended June 30, 2008.

Index

Leasehold Activity

During the six months ended June 30, 2008, we acquired, through our 1.594674% interest in Hupecol Caracara LLC, an interest in the La Cuerva Contract covering approximately 75 square miles in Colombia.

During the six months ended June 30, 2008, we acquired interests in two additional prospects in South Louisiana for which we advanced leasehold costs of approximately $7,770.  We sold our interest in one of the prospects – the North Henry Bayou prospect – during the period, retaining a 4.5% carried interest in the prospect, for which we received $60,301 and sold our interest in the second prospect – the Home Run prospect – during the period for which we received $213,395.

Seismic Activity

During the six months ended June 30, 2008, our operator in Colombia acquired approximately 65 miles of additional seismic and geological data. The additional data relates primarily to prospects in which we hold a 12.5% working interest. Our share of the costs of such data acquisition was $264,845.  The operator also acquired additional seismic data on the La Cuerva prospect.  Our share of this cost was $44,855.

Executive Compensation – Restricted Stock, Stock Options and Bonus Payments

During the quarter and six months ended June 30, 2008, we recognized compensation expense, in addition to salaries, to our two executive officers consisting of (1) $400,320 attributable to grants of 55,600 shares of restricted stock originally approved in 2007 and approved by our stockholders and issued in June 2008, (2) payment of cash bonuses totaling $750,000, which bonuses were contingent on the completion of the sale of the Caracara assets and were paid in June 2008, and (3) $177,283 attributable to grants of stock options.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 246.9% to $3,328,951 in the quarter ended June 30, 2008 when compared to the quarter ended June 30, 2007. For the first six months of 2008, oil and gas revenues increased 215.7%, to $6,266,085, when compared to the first six months of 2007.

The increase in oil and gas revenue for both the quarter and six months over 2007 is principally due to increased production resulting from the development of the Colombian fields and higher oil prices. We had interests in 44 producing wells in Colombia during the six months ended June 30, 2008, and seven producing wells in the U.S. during the 2008 six month period as compared to 26 producing wells in Colombia and 8 producing wells in the U.S. during the 2007 six month period.

As a result of the sale of our interest in the Caracara prospect, we sold our interest in 34 producing wells in Colombia and anticipate that our oil and gas revenues will decline in the third quarter of 2008 and until increases in production from other properties can offset the revenues from the Caracara prospect.  Oil and gas revenues from the Caracara prospect totaled $875,687 and $3,004,865 during the quarter and the six months ended June 30, 2008, respectively.

The following table sets forth a comparison of hydrocarbon prices for the quarter and six month periods:

	Quarter Ended June 30,		Six Months Ended June 30,
Hydrocarbon prices:	2008	2007	2008	2007

Oil – Average price per barrel	$102.57	$58.73	$99.36	$53.98
Gas – Average price per mcf	10.54	8.44	9.49	8.20

Index

The following table sets forth a comparison of oil and gas sales by region for the quarter and six month periods.

		Quarter Ended June 30,		Six Months Ended June 30,
Sales:		2008	2007	2008	2007

Oil	Colombia	$3,197,123	$890,735	$6,015,101	$1,854,655
	US	47,208	29,924	93,474	61,797
	Total – Oil	$3,244,331	$920,659	$6,108,575	$1,916,452

Gas	Colombia	$-	$-	$-	$-
	US	84,620	39,003	157,510	68,633
	Total – Gas	$84,620	$39,003	$157,510	$68,633

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombia n operations discussed below, increased 138.6% to $1,165,048 in the 2008 quarter from $488,246 in the 2007 quarter.  For the six months ended June 30, 2008, lease operating expenses, excluding joint venture expenses, increased 128.2%, to $2,041,890, compared to the 2007 six month period.

The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2008 period and increased activities on prospects in which we hold a higher working interest (12.5%) during 2008 as compared to 2007.

	Quarter Ended June 30,		Six Months Ended June 30,
Lease Operating Expenses:	2008	2007	2008	2007

Colombia	$1,121,158	$465,611	$1,959,141	$849,655
U.S.	43,890	22,635	82,749	45,158
Total	$1,165,048	$488,246	$2,041,890	$894,813

As a result of the sale of our interest in the Caracara prospect, we anticipate that our lease operating expenses will decline although such anticipated decline is expected to be offset in part or in whole by our higher share of lease operating expenses on other prospects in which we hold a higher working interest.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $54,340 during the 2008 quarter and $39,433 for the 2007 quarter. For the six months ended June 30, 2008, joint venture expenses for Colombia totaled $101,694 as compared to $79,054 for the six months ended June 30, 2007.  The increase in joint venture expenses was attributable to an increase in drilling activity in concessions in which we own a higher working interest.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $424,102 and $394,978 for the quarters ended June 30, 2008 and 2007, respectively, and $765,903 and $666,756 for the six months ended June 30, 2008 and 2007, respectively.  The increase for both the quarter and six months is due to increases in Colombian production and a 29% increase in the depletable cost pool.

General and Administrative Expenses.  General and administrative expense increased by 223.6% to $1,686,390 during the quarter ended June 30, 2008 from $521,142 in the 2007 quarter.  For the six months ended June 30, 2008, general and administrative expenses increased 129.5%, to $2,007,315, compared to the 2007 six month period.  The increase in general and administrative expense was primarily attributable to increases in compensation expense relating to restricted stock grants ($400,320), cash bonuses payable on closing of the Caracara sale ($750,000) and stock option grants ($177,283).

Index

Other Income.  Other income consists of interest earned on cash balances and marketable securities.

Interest income decreased 64.5% from $187,234 during the quarter ended June 30, 2007 to $66,402 during the quarter ended June 30, 2008 and decreased 55.5% from $360,554 during the six months ended June 30, 2007 to $160,443 during the six months ended June 30, 2008.  The decrease in interest income was attributable to reduced interest rates on short term cash investments.

The sale of our Caracara assets resulted in a gain of $7,615,236 during the quarter and six months ended June 30, 2008.  The gain realized may be subject to adjustment based on post-closing adjustments.

Income Tax Expense.  Income tax expense increased by 3107.8% to $4,480,907 during the 2008 quarter compared to the 2007 quarter.  For the six months ended June 30, 2008, income tax expense increased 1789.4%, to $5,053,438, as compared to the 2007 period. The increase in income tax expense during the 2008 quarter and six month period was attributable to the sale of the Caracara assets and, to a lesser extent, the increase in revenue in Colombia.  Income tax expense during the 2008 and 2007 periods was entirely attributable to operations in Colombia.  The Company recorded no U.S. income tax liability in the 2008 or 2007 periods.

Financial Condition

Liquidity and Capital Resources.  At June 30, 2008, we had a cash balance of $13,553,383 and working capital of $14,572,604 compared to a cash balance of $417,818 and working capital of $10,358,502 at December 31, 2007. The increase in working capital during the period was primarily attributable to the receipt of proceeds from the sale of the Caracara assets and, to a lesser extent, increased revenues from wells producing in Colombia.

Operations used cash during the 2008 period totaled $2,915,773 as compared to $785,048 of cash provided by operations during the 2007 period.  The adverse change in operating cash flows was attributable to taxes arising from the sale of the Caracara assets ($4,394,575) and the payment of cash bonuses ($750,000) during the 2008 period.

Investing activities provided $15,676,338 during the 2008 period compared to $920,004 used during the 2007 period.  The funds provided by in investing activities reflect the receipt of proceeds from the sale of the Caracara assets $9,872,959 and the Home Run and North Henry Bayou prospects for $273,696, as well as the sale of marketable securities $9,650,000 during the 2008 period and the sale of marketable securities $3,000,000 during the 2007 period.  Funds used in investing activities consisted primarily of investments in oil and gas properties and assets of ($3,807,871) during the 2008 period and ($3,920,004) during the 2007 period.

Financing activities provided $375,000 from the exercise of outstanding warrants during the 2008 period.  We had no financing activities during the 2007 period.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds generated from operations and funds on hand, including funds generated from the sale of our interest in the Caracara prospect.

During the six months of 2008, we invested approximately $4,081,567 for the acquisition and development of oil and gas properties, consisting of (1) drilling of eight wells in Colombia ($2,840,454), (2) seismic and geological costs in Colombia ($308,241), (3) delay rentals on U.S. properties ($33,458), (4) leasehold costs on U.S. properties ($7,770) and Colombian properties ($565,394), and (5) capital expenditures on U.S. wells ($326,249).

Index

At June 30, 2008, our only material contractual obligation requiring determinable future payments was a lease relating to the Company’s executive offices which was unchanged when compared to the 2007 Form 10-K.

At June 30, 2008, our acquisition and drilling budget for the balance of 2008 totaled approximately $4,900,000, which consisted of the drilling of ten wells in Colombia, four wells in the United States, and seismic and infrastructure cost.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that our current financial resources combined with expected operating cash flows will meet our anticipated objectives and business operations, including planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital.  Management continues to evaluate producing property acquisitions as well as a number of drilling prospects.  It is possible, although not anticipated, that we may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2008.

Inflation

We believe that inflation has not had a significant impact on operations since inception.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including commodity price risks associated with the price of oil and gas and interest rate risk associated with our investment of excess funds.  There have been no material changes in our commodity price risk management strategy and, therefore, the risk profile of our oil and gas operations remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended December 31, 2007.

Due to unfavorable market conditions for auction rate securities, during the first six months of 2008, we liquidated all of our marketable securities at their face value and, at June 30, 2008, held no marketable securities.  Accordingly, we are no longer exposed to the interest rate risk described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2008.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, we issued 125,000 shares of common stock for $375,000 to a single investor pursuant to the exercise of any outstanding warrant.

The shares were offered and sold in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The investor was an "accredited investor" as defined in Rule 501 promulgated under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 2, 2008, the following proposals were adopted by the margins indicated:

1.	To elect the following directors:

	Number of Shares
	For	Withheld
John Terwilliger	22,437,410	30,300
O. Lee Tawes III	22,437,410	30,300

2.	To ratify adoption of the Houston American Energy Corp. 2008 Equity Incentive Plan.

For	14,512,546
Against	110,285
Abstain	44,800

3.	To ratify certain stock grants to officers.

For	14,041,308
Against	74,093
Abstain	552,230

4.	To ratify the appointment of Malone & Bailey, PC, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2008.

For	23,053,932
Against	29,500
Abstain	25,800

Index

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.

By:	/s/ John Terwilliger
John Terwilliger
CEO and President

By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer

Date: August 11, 2008