Form 10-K/A
period 2007-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2008-10-03
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 1-32955

HOUSTON AMERICAN ENERGY CORP.
(Exact name of registrant specified in its charter)

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
Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2007, based on the closing sales price of the registrant’s common stock on that date, was approximately $59,142,658. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 29, 2008 was 27,920,172.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Houston American Energy Corp. (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 28, 2008. The Company is filing this Amendment No. 2 for the purpose of correcting certain disclosures under (1) Item 1. Business – Natural Gas and Oil Reserves, (2) Item 9A. Controls and Procedures, and (3) Note 1 – Nature of Company and Summary of Significant Accounting Policies – Marketable Securities, in the financial statements.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

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

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Houston American” refer to Houston American Energy Corp., a Delaware corporation.

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

Each of our exploration projects differs in scope and character and consists of one or more types of assets, such as 3-D seismic data, leasehold positions, lease options, working interests in leases, partnership or limited liability company interests or other mineral rights.  Our percentage interest in each exploration project (“Project Interest”) represents the portion of the interest in the exploration project we share with other project partners.  Because each exploration project consists of a bundle of assets that may or may not include a working interest in the project, our Project Interest simply represents our proportional ownership in the bundle of assets that constitute the exploration project.  Therefore, our Project Interest in an exploration project should not be confused with the working interest that we will own when a given well is drilled.  Each exploration project represents a negotiated transaction between the project partners.  Our working interest may be higher or lower than our Project Interest.

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

- Colombian Exploration Properties:

Llanos Basin, Colombia.  In the Llanos Basin, Colombia, at December 31, 2007, we held interests in (1) a 232,050 acre tract known as the Cara Cara concession, (2) the Tambaqui Association Contract covering 4,400 acres in the State of Casanare, Colombia, (3) two concessions, the Dorotea Contract and the Cabiona Contract, totaling over 137,000 acres, (4) the Surimena concession covering approximately 69,000 acres, (5) the Las Garzas concession covering approximately 103,000 acres, (6) the Leona concession covering approximately 70,343 acres, and (7) the Camarita concession covering approximately 166,000 acres.  See “—Possible Sale of Cara Cara Concession.”

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

Our planned drilling activity is subject to change from time to time without notice. Additional wells are expected to be drilled at locations to be determined based on the results of the planned drilling projects. See “—Possible Sale of Cara Cara Concession.”

Other Holdings

In addition to our principal exploration projects, we hold various interests in producing wells in Vermilion Parish, Louisiana, Plaquemines Parish, Louisiana, Matagorda County, Texas, and Ellis County, Oklahoma.  We have no present plans to conduct additional drilling activities on those prospects.

The following table sets forth certain information about our oil and gas holdings at December 31, 2007:

	Acres Leased or Under Option at December 31, 2007(1)
Project Area	Project Gross	Project Net	Company Net	Project Interest
TEXAS:
Jim Hogg County	340.00	340.0	14.89	4.38%
Wilbarger County
West Fargo Prospect	900.00	900.00	135.00	15.00%
Obenhaus Prospect	1,340.00	1,340.00	201.00	15.00%
Hardeman County	91.38	91.38	9.14	10.00%
Matagorda County
S.W. Pheasant Prospect	779.00	779.00	27.27	3.50%
Nacogdoches County	80.94	80.94	80.94	100.00%
Texas Sub-Total	3,531.32	3,531.32	468.24
LOUISIANA:
Webster Parish	6,244.00	4,457.00	334.28	7.50%
Caddo Parish	5,040.00	5,040.00	1,373.40	27.25%
Vermilion Parish
LaFurs F-16 Well	830.00	830.00	18.68	2.25%
Acadia Parish	620.00	620.00	18.60	3.00%
Plaquemines Parish	300.00	300.00	5.40	1.80%
Louisiana Sub-Total	13,034.00	11,247.00	1,750.36
OKLAHOMA
Jenny #1-14	160.00	160.00	3.78	2.36%
Oklahoma Sub-Total	160.00	160.00	3.78
COLOMBIA
Cara Cara Concession	232,050.00	232,500.00	2,594.70	1.116%
Tambaqui Assoc. Contract (2)	4,403.00	4,403.00	555.00	12.6%
Dorotea Concession	51,321.00	51,321.00	6,415.00	12.5%
Cabiona Concession	86,066.00	86,066.00	10,758.00	12.5%
Surimena Concession	69,189.00	69,189.00	4,324.00	6.25%
Las Garzas Concession	103,784.00	103,784.00	12,973.00	12.5%
Leona Concession	70,343.00	70,343.00	8,793.00	12.5%
Camarita Concession	166,301.00	166,301.00	20,788.00	12.5%
Colombia Sub-Total	783,457.00	783,457.00	67,200.70
Total	800,182.32	798,395.32	69,423.08

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

The following table sets forth certain information regarding the actual drilling results for each of the years 2007 and 2006 as to wells drilled in each such individual year:

	Exploratory Wells (1)		Developmental Wells (1)
	Gross	Net	Gross	Net
2007
Productive	4	0.53366	14	0.43392
Dry	7	0.56607	4	0.15848
2006
Productive	3	0.350	7	0.111
Dry	7	0.816	0	0

(1)	Gross wells represent the total number of wells in which we owned an interest; net wells represent the total of our net working interests owned in the wells.

At December 31, 2007, one well was being drilled in Colombia.

Seismic Activity

During 2007, we conducted no seismic operations.

Productive Well Summary

The following table sets forth certain information regarding our ownership as of December 31, 2007 of productive gas and oil wells in the areas indicated:

	Gas		Oil
	Gross	Net	Gross	Net
Texas	2	0.07875	1	0.10
Louisiana	5	0.56300	0	0
Oklahoma	1	0.02360	0	0
Colombia	0	0	39	1.00444
Total	8	0.66535	40	1.10444

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received (net of transportation costs) and average production costs associated with our sales of gas and oil for the periods indicated:

	Year Ended December 31,
	2007	2006
Net Production:
Gas (Mcf):
North America	44,250	78,905
South America	0	0
Oil (Bbls):
North America	2,078	7,673
South America	69,127	48,058
Average sales price:
Gas ($ per Mcf)	6.90	6.75
Oil ($ per Bbl)	65.61	55.55
Average production expense and Taxes ($ per Bbls):
North America	13.80	9.52
South America	24.75	17.04

Natural Gas and Oil Reserves

The following table summarizes the estimates of our historical net proved reserves as of December 31, 2007 and 2006, and the present value attributable to these reserves at these dates.  The reserve data and present values were prepared by Aluko & Associates, Inc., independent petroleum engineering consultants:

	At December 31,
	2007	2006
Net proved reserves (1):
Natural gas (Mcf)	135,649	425,750
Oil (Bbls)	1,285,239	392,356

Standardized measure of discounted future net cash flows (2)	$55,951,503	$8,082,337

(1)	At December 31, 2007, net proved reserves, by region, consisted of 1,281,227 barrels of oil in South America and 4,012 barrels of oil in North America; all natural gas reserves were in North America.

(2)
The standardized measure of discounted future net cash flows represents the present value of future net revenues after income tax discounted at 10% per annum and has been calculated in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” (see Note 7 – Supplemental Information on Oil and Gas Exploration, Development and Production Activities (Unaudited)) and in accordance with current SEC guidelines, and does not include estimated future cash inflows from hedging.  The standardized measure of discounted future net cash flows attributable to our reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum.

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

Leasehold Acreage

The following table sets forth as of December 31, 2007, the gross and net acres of proved developed and proved undeveloped and unproven gas and oil leases which we hold or have the right to acquire:

	Proved Developed		Proved Undeveloped		Unproven
	Gross	Net	Gross	Net	Gross	Net
Texas	1,210.38	51.30	0	0	2,320.94	416.94
Louisiana	3,670.00	313.08	0	0	9,364.00	1437.28
Oklahoma	160.00	3.78	0	0	0	0
Colombia	12,160.00	281.42	2,240.00	134.28	769,057.00	66,785.00
Total	17,200.38	649.58	2,240.00	134.28	780,741.94	68,639.22

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	the price and quantity of imports of foreign oil and natural gas;
•	political conditions, including embargoes, in or affecting other oil-producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

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

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining equipment and qualified personnel;
•	equipment failures or accidents;
•	adverse weather conditions;
•	reductions in oil and natural gas prices;
•	title problems; and
•	limitations in the market for oil and natural gas.

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

Under the terms of the Operating Agreements related to our oil and gas properties, third parties act as the operator of our oil and gas wells and control the drilling activities to be conducted on our properties. Therefore, we have limited control over certain decisions related to activities on our properties, which could affect our results of operations. Decisions over which we have limited control include:

•	the timing and amount of capital expenditures;
•	the timing of initiating the drilling and recompleting of wells;
•	the extent of operating costs; and
•	the level of ongoing production.

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

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
•	fires and explosions;
•	personal injuries and death; and
•	natural disasters.

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

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•	discharge permits for drilling operations;
•	drilling bonds;
•	reports concerning operations;
•	the spacing of wells;
•	unitization and pooling of properties; and
•	taxation.

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

We are an investor in Hupecol and our interest in the assets and operations of Hupecol represent all of our assets and operations in Colombia and are our principal assets and operations.  On July 17, 2007, Hupecol advised us that it had retained an investment bank for purposes of evaluating a possible transaction involving monetization of Hupecol’s assets.  In March 2008, Hupecol Caracara LLC, as owner/operator of the Caracara Association Contract, entered into a Purchase and Sale Agreement to sell all of its interest in the Caracara prospect.  If that transaction is completed, we will receive our proportionate interest in the net sale proceeds and will relinquish all of our interest in the Caracara prospect.  There is no assurance as to when, or if, the planned sale of the Caracara prospect will be completed.  If the planned sale is completed there is no assurance that we will be able to reinvest the proceeds received in a manner that will adequately replace the revenues generated by, and the reserves attributable to, the Caracara prospect.  Further, it is possible that Hupecol will carry out similar sales in the future. Our management intends to closely monitor the nature and progress of future transactions by Hupecol in order to protect our interests.  However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction.

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

The price of our common stock constantly changes. We expect that the market price of our common stock will continue to fluctuate.

Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control.  These factors include:

•	quarterly variations in our operating results;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance;
•	announcements by us, our partners or our competitors of leasing and drilling activities;
•	the operating and securities price performance of other companies that investors believe are comparable to us;
•	future sales of our equity or equity-related securities;
•	changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;
•	fluctuations in oil and gas prices;
•	departures of key personnel; and
•	regulatory considerations.

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

Delaware corporate law and our charter and bylaws contain provisions that could delay, deter or prevent a change in control of our company or our management.  These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions without the concurrence of our management or board of directors.  These provisions:

•
authorize our board of directors to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of our common stock;

•	provide for a staggered board of directors and three-year terms for directors, so that no more than one-third of our directors could be replaced at any annual meeting;
•	provide that directors may be removed only for cause; and
•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

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

A description of our interests in oil and gas properties is included in “Item 1. Business.”

Item 3.	Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  As of March 1, 2008, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “HUSA.”  From July 28, 2006 until July 5, 2007, our common stock traded on the American Stock Exchange and prior to July 28, 2006 traded on the over-the-counter electronic bulletin board.   The following table sets forth the range of high and low sale prices of our common stock for each quarter during the past two fiscal years.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	339,000	3.12	161,000
Equity compensation plans not approved by security holders	-	-	-
Total	339,000	3.12	161,000

(1)
Consists of 500,000 shares reserved for issuance under the Houston American Energy Corp. 2005 Stock Option Plan.  The stock option plan was adopted by the board of directors in August 2005 and approved by shareholders in January 2006.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
8 wells were drilled on concessions in which we hold a 12.5% working interest, of which 1 was in production as of December 31, 2007, 2 were temporarily shut in due to mechanical problems or weather conditions and 5 were either dry holes or were ultimately abandoned, including 1 well that was converted to a water disposal well.

•	18 wells were drilled on concessions in which we hold a 1.116% working interest, of which 13 were in production as of December 31, 2007 and 5 were dry holes.

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

	At December 31, 2007	At December 31, 2006
Acquisition costs	$192,843	$180,197
Evaluation costs	719,102	520,352
Retention costs	86,861	0
Total	$998,806	$700,549

The carrying value of unevaluated oil and gas prospects include $13,330 and $151,039 expended for properties in South America at December 31, 2007 and December 31, 2006, respectively.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

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

We identified the following instruments and derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

•	Subordinated Convertible Notes
•	Conversion feature
•	Conversion price reset feature
•	Company’s optional redemption right
•	Warrants
•	Warrants exercise price reset feature

We identified the conversion feature; the conversion price reset feature and our optional early redemption right within the Convertible Notes to represent embedded derivatives.  These embedded derivatives were bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19.  The conversion feature, the conversion price reset feature and our optional early redemption right within the Convertible Notes were bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument.”

We identified the common stock warrant to be a detachable derivative.  The warrant exercise price reset provision was identified as an embedded derivative within the common stock warrant.  The common stock warrant and the embedded warrant exercise price reset provision were accounted for as a separate single hybrid compound instrument.

The single compound embedded derivatives within Subordinated Convertible Notes and the derivative liability for Warrants were recorded at fair value at the date of issuance (May 4, 2005); and were marked-to-market each quarter with changes in fair value recorded to our income statement as “Net change in fair value of derivative liabilities.”  We utilized a third party valuation firm to fair value the single compound embedded derivatives under the following methods:  a layered discounted probability-weighted cash flow approach for the single compound embedded derivatives within Subordinated Convertible Notes; and the Black-Scholes model for the derivative liability for Warrants based on a probability weighted exercise price.

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

Stock-Based Compensation.  We account for stock-based compensation in accordance with the provisions of SFAS 123(R).  We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions.  These assumptions include estimating the volatility of our common stock price over the vesting term, dividend yield, an appropriate risk-free interest rate and the number of options that will ultimately not complete their vesting requirements (“forfeitures”).  Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the Statements of Operations.

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

	Colombia	North America	Total
Year ended 2007
Oil sales	$4,531,640	$140,313	$4,671,953
Gas sales	0	305,219	305,219
Year ended 2006
Oil sales	$2,565,105	$95,363	$2,660,468
Gas sales	0	542,263	542,263

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

Following is a summary comparison of lease operating expenses for the years ended December 31, 2007 and 2006.

	Colombia	North America	Total
Year ended 2007	$1,710,689	$130,430	$1,841,119
Year ended 2006	819,273	198,167	1,017,440

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

General and Administrative Expenses.  General and administrative expense (excluding stock based compensation) increased by 31.0% to $1,233,020 during 2007 from $941,324 in 2006.  The increase in general and administrative expense was primarily attributable to an increase in salary to our president in mid-2006, payment of a full year’s salary to our chief financial officer hired during 2006, increases in base salary of our president and chief financial officer during the third quarter of 2007 and payment of bonuses to our president and chief financial officer during 2007.

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

Income Tax Expense (Benefit).  Income tax expense decreased to $57,196 in 2007 from $510,637 in 2006.  The decrease in income tax expense during 2007 was attributable to the gain of $662,668 associated with the reallocation of the Hupecol tax credits discussed above, partially offset by an increase in revenue and an effective tax rate increase in Colombia.  Income tax expense during 2007 and 2006 was entirely attributable to operations in Colombia. We recorded no U.S. income tax liability in 2007 or 2006.  At December 31, 2007, we had net operating loss carry forward of approximately $832,821 and foreign tax credits of approximately $224,750.

Financial Condition

Liquidity and Capital Resources.  At December 31, 2007, we had a cash balance of $417,818 and working capital of $10,428,422 compared to a cash balance of $409,008 and working capital of $14,202,160 at December 31, 2006.  The changes in cash and working capital during the period were primarily attributable to the payment of drilling costs.

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

The following table details our contractual obligations as of December 31, 2007:

	Payments due by period
	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Operating leases	369,050	79,576	166,260	123,214	0
Total	369,050	79,576	166,260	123,214	0

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

Our financial statements appear immediately after the signature page of this report.  See “Index to Financial Statements” on page 30 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Previously disclosed.  See Form 8-K, filed April 19, 2007.

Item 9A(T).	Controls and Procedures

Corporate Disclosure Controls

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2007, Houston American Energy Corporation does not meet the definition of "accelerated filer," as described by Rule 12b-2 of the Exchange Act. We are required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting for the year ended December 31, 2007. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  In assessing the effectiveness of our internal control over financial reporting, management identified the following two material weaknesses in internal control over financial reporting as of December 31, 2007:

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Jay Jacobs has served as our Chief Financial Officer since July 2006.  From April 2003 until joining the Company, Mr. Jacobs served as an Associate and as Vice President – Energy Investment Banking at Sanders Morris Harris, Inc., an investment banking firm, where he specialized in energy sector financing and transactions.  Previously, Mr. Jacobs was an Energy Finance Analyst at Duke Capital Partners, LLC from June 2001 to April 2003 and a Tax Consultant at Deloitte & Touché, LLP.  Mr. Jacobs holds a Masters of Professional Accounting from the University of Texas and is a Certified Public Accountant.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page 30 of this report.

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	8/3/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	8/3/01	4.1

10.1	Form of Registration Rights Agreement, dated May 4, 2005	8-K	5/10/05	4.3

10.2	Houston American Energy Corp. 2005 Stock Option Plan*	8-K	8/16/05	10.1

10.3	Form of Director Stock Option Agreement*	8-K	8/16/05	10.2

10.4	Form of Placement Agent Warrant, dated April 28, 2006	8-K	4/28/06	4.1

10.5	Form of Registration Rights Agreement, dated April 28, 2006	8-K	4/28/06	4.2

10.6	Form of Subscription Agreement, dated April 2006 relating to the sale of shares of common stock	8-K	4/28/06	10.1

10.7	Form of Lock-Up Agreement, dated April 2006	8-K	4/28/06	10.2

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	3/26/04	14.1

23.1	Consent of Thomas Leger & Co. L.L.P.	10-K/A	6/20/08	23.1

23.2	Consent of Malone & Bailey, P.C.	10-K/A	6/20/08	23.2

31.1	Section 302 Certification of CEO				X

31.2	Section 302 Certification of CFO				X

32.1	Section 906 Certification of CEO				X

32.2	Section 906 Certification of CFO				X

99.1	Code of Business Ethics	8-K	7/7/06	99.1

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: October 2, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

March 26, 2008

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

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

March 26, 2007
Houston, Texas

HOUSTON AMERICAN ENERGY CORP.
BALANCE SHEETS

ASSETS

	December 31,
CURRENT ASSETS	2007	2006

Cash	$417,818	$409,008
Marketable securities	9,650,000	14,000,000
Accounts receivable – Oil and gas sales	577,512	325,436
Prepaid expenses and other current assets	49,255	-

TOTAL CURRENT ASSETS	10,694,585	14,734,444

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	12,714,669	6,796,308
Costs not being amortized	998,806	700,549
Office equipment	11,878	11,878
Total	13,725,353	7,508,735

Accumulated depreciation and amortization oil and gas properties	(3,708,308)	(2,260,463)

PROPERTY, PLANT AND EQUIPMENT, NET	10,017,045	5,248,272

OTHER ASSETS	3,167	3,167

TOTAL ASSETS	$20,714,797	$19,985,883

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$260,222	$399,159
Accrued expenses	1,720	11,909
Foreign income taxes payable	4,221	121,216

TOTAL CURRENT LIABILITIES	266,163	532,284

LONG-TERM DEBT
Reserve for plugging and abandonment costs	115,061	38,816
Deferred rent obligation	20,206	-

TOTAL LONG-TERM DEBT	135,267	38,816

SHAREHOLDERS' EQUITY
Common stock, par value $.001;100,000,000 shares authorized, 27,920,172 shares issued and outstanding	27,920	27,920
Additional paid-in capital	22,377,832	22,042,624
Treasury stock, at cost; 100,000 shares	(85,834)	(85,834)
Accumulated deficit	(2,006,551)	(2,569,927)

TOTAL SHAREHOLDERS' EQUITY	20,313,367	19,414,783

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,714,797	$19,985,883

The accompanying notes are an integral part of these financial statements

HOUSTON AMERICAN ENERGY CORP.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Oil and gas revenue	$4,977,172	$3,202,731

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	1,841,119	1,017,440
Joint venture expense	149,200	167,023
Depreciation and depletion	1,099,826	887,911
Impairment of oil and gas properties	348,019	-
General and administrative expense	1,568,228	1,231,079

Total expenses	5,006,392	3,303,453

Income (Loss) from operations	(29,220)	(100,722)

OTHER (INCOME) EXPENSE
Interest income	(649,792)	(496,490)
Interest expense-derivative	-	37,773
Loss on change in fair value of derivative liabilities	-	170,949
Interest expense	-	57,278
Interest expense – related party	-	20,440
Financing costs	-	110,787
Total other (income) expense	(649,792)	(99,263)

Net Income (loss) before taxes	620,572	(1,459)

Income tax expense	57,196	510,637

Net income (loss)	$563,376	$(512,096)

Basic net income (loss) per share	$0.02	$(0.02)

Diluted net income (loss) per share	$0.02	$(0.02)

Basic weighted average shares	27,920,172	25,087,847

Diluted weighted average shares	28,132,375	25,087,847

The accompanying notes are an integral part of these financial statements

HOUSTON AMERICAN ENERGY CORP.
STATEMENT OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock			Treasury Stock		Accumulated
	Shares	Amount	Paid - in Capital	Shares	Amount	Equity (Deficit)	Total

Balance at December 31, 2005	19,970,589	$19,971	$2,851,921	(100,000)	$(85,834)	$(2,057,831)	$728,227

Stock issued for -
Cash	5,533,333	5,533	15,356,050	-	-	-	15,361,583
Convertible notes	2,125,000	2,125	2,122,875	-	-	-	2,125,000
Warrant exercise	291,250	291	490,959	-	-	-	491,250
Options issued to director	-	-	70,200	-	-	-	70,200
Options issued to employee	-	-	219,555	-	-	-	219,555
Reclassification of derivative liabilities and discount on convertible note	-		931,064	-	-	-	931,064

Net loss	-	-	-	-	-	(512,096)	(512,096)

Balance at December 31, 2006	27,920,172	27,920	22,042,624	(100,000)	(85,834)	(2,569,927)	19,414,783

Stock issued for -
Options issued to director	-	-	143,100	-	-	-	143,100
Options issued to employee	-	-	192,108	-	-	-	192,108

Net Income	-	-	-	-	-	563,376	(512,096)

Balance at December 31, 2007	27,920,172	27,920	22,377,832	(100,000)	85,834	(2,006,551)	20,313,367

The accompanying notes are an integral part of these financial statements

HOUSTON AMERICAN ENERGY CORP.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$563,376	$(512,096)

Adjustments to reconcile net income (loss)to net cash from operations
Depreciation and depletion	1,099,826	887,911
Non-cash expenses
Stock based compensation	335,208	289,755
Impairment of oil and gas properties	348,019	-
Amortization of debt discount and deferred financing costs	-	148,557
Change in fair value of derivatives	-	170,949
Amortization of asset retirement obligation	2,299	-
Amortization of deferred rent	20,206	-
Decrease (increase) in accounts receivable	(281,401)	247,786
Decrease in prepaid expense	(19,931)	9,965
(Decrease) increase in accounts payable and accrued liability	(266,121)	(3,381)

Net cash provided by operations	1,801,481	1,239,446

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of marketable securities	(3,150,000)	(17,000,000)
Sales of marketable securities	7,500,000	3,000,000
Acquisition of oil and gas properties and assets	(6,142,672)	(3,507,371)
Funds in excess of prospect costs

Net cash used in investing activities	(1,792,672)	(17,507,371)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock - net of costs	-	15,361,583
Exercise of warrants	-	491,250
Repayment of debt	-	(900,000)

Net cash provided by financing	-	14,952,833

INCREASE (DECREASE) IN CASH	8,809	(1,315,092)
Cash, beginning of period	409,008	1,724,100

Cash, end of period	$417,817	$409,008

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	$77,718
Taxes paid	849,586	$261,891

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes to common stock	-	$2,125,000
Exercise of warrants	-	491,250

The accompanying notes are an integral part of these financial statements

NOTE 1 – NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Houston American Energy Corp. (a Delaware Corporation) (“the Company” or “HUSA”) was incorporated on April 2, 2001.  The Company is engaged, as a non-operating joint owner, in the exploration, development, and production of natural gas, crude oil, and condensate from properties located principally in the Gulf Coast area of the United States and international locations with proven production, which to date has focused on Colombia, South America.

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

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. These sales may result in more or less than the Company’s share of pro−rata production from certain wells.  When natural gas sales volumes exceed the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability.  Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production.

Oil and Gas Properties

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, using prices in effect at the end of the period with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Unevaluated oil and gas properties not subject to amortization at December 31, 2007 include the following:

	North America	South America	Total
Leasehold acquisition costs	191,477	1,366	$192,843
Geological, geophysical, screening and evaluation costs	707,138	11,964	719,102
Leasehold retention costs	86,861	-	86,861
Total	985,476	13,330	$998,806

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. For the Company, asset retirement obligations (“ARO”) represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Although the Company’s domestic policy with respect to ARO is to assign depleted wells to a salvager for the assumption of abandonment obligations before the wells have reached their economic limits, as required under SFAS No. 143, the Company has estimated its future ARO obligation with respect to its domestic operations. Under the Company’s previous accounting method, the Company included estimated future costs of abandonment and dismantlement in the full cost amortization base and amortized these costs as a component of depletion expense. Subsequent to adoption of SFAS 143, the ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability have been included in the computation of the discounted present value of estimated future net revenues.

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2007 and 2006. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2007 and 2006.

	North America		South America
	Years Ended December 31		Years Ended December 31
	2007	2006	2007	2006

ARO liability at January 1	$0	$-	$38,816	$41,249
Accretion expense	-	-	2,299	3,300
Liabilities incurred from drilling	7,360	-	32,006	11,077
Liabilities incurred – assets acquired	-	-	-	-
Liabilities settled – assets abandoned	-	-	(4,641)	-
Changes in estimates	16,678	-	22,543	(16,810)

ARO liability at December 31,	$24,038	$-	$91,023	$38,816

Joint Venture Expense

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

Marketable Securities

Holdings of marketable securities qualify as available-for-sale or trading securities and are recorded at fair value.  The Company’s marketable securities consist of asset-backed securities and municipal bonds with original maturities beyond 90 days.  As the Company views all securities as representing the investment of funds available for current operations, the short-term investments are classified as current assets.  The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.  All of the Company's marketable securities are classified as available-for-sale securities in accordance with the provisions of SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities" and are carried at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity.  Realized gains and losses and declines in value of securities judged to be other then temporary are included in interest income, net, based on the specific identification method.

At December 31, 2007, the Company’s available for sale securities of $9,650,000 consisted of (1) $900,000 in AAA rated asset-backed auction rate notes maturing December 2032, and (2) $8,750,000 in AAA rated municipal bonds maturing December 2032.  Each of these investments paid interest monthly and had regular roll-over or auction dates at which time the interest rates were reset or the securities were redeemed for cash.  There were no unrealized gains or losses associated with these marketable securities at December 31, 2007.

Net Income (Loss) Per Share

Pursuant to SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period.  Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants, and convertible notes using the treasury stock and "if converted" method.  The Company’s securities do not have a contractual obligation to share in the losses in any given period.  As a result these securities were not allocated any losses in the periods of net losses.

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

Concentration of Risk

The Company is dependent upon the industry skills and contacts of John F. Terwilliger, the chief executive officer, to identify potential acquisition targets in the onshore coastal Gulf of Mexico region of Texas and Louisiana.  Further, as a non-operator oil and gas exploration and production company and through its interest in a limited liability company (“Hupecol”) and its concessions in the South American country of Colombia, the Company is dependent on the personnel, management and resources of Hupecol to operate efficiently and effectively.

As a non-operating joint interest owner, the Company has a right of investment refusal on specific projects and the right to examine and contest its division of costs and revenues determined by the operator.

The Company currently has interests in concessions in Colombia and expects to be active in Colombia for the foreseeable future.  The political climate in Colombia is unstable and could be subject to radical change over a very short period of time.  In the event of a significant negative change in political and economic stability in the vicinity of the Company’s Colombian operations, the Company may be forced to abandon or suspend their efforts.  Either of such events could be harmful to the Company expected business prospects.

During 2007, the Company was advised that Hupecol had retained an investment bank for purposes of evaluating a possible transaction involving the monetization of Hupecol assets.  Pursuant to that engagement, in March 2008, Hupecol Caracara LLC, as owner/operator under the Caracara Association Contract, entered into a Purchase and Sale Agreement to sell all of its interest in the Caracara Association Contract and related assets for a sale price of $920 million, subject to certain closing adjustments based on oil price fluctuations and operations between the effective date of the sale, January 1, 2008, and the closing date.  Pursuant to our investment in Hupecol Caracara LLC, we hold a 1.594674% interest in the Caracara assets being sold and will receive our proportionate interest in the net sale proceeds after deduction of commissions and transaction expenses.  The Company’s Caracara assets subject to the proposed sale had a net book value of $2,087,777 at December 31, 2007.

Completion of the sale of the Caracara assets is subject to satisfaction of various conditions set out in the Purchase and Sale Agreement, including the granting of all consents and approvals of the Colombian governmental authorities required for the transfer of the assets to the purchaser.

At December 31, 2007, 67.9% of the Company’s net oil and gas property investment and 91% of its revenue was with or derived from Hupecol.

The majority of the oil production for 2007 from the Company’s mineral interests was sold to an international integrated oil company (97%). The gas production is sold to U.S. natural gas marketing companies based on the highest bid.  There were no other product sales of more than 10% to a single buyer.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible.  Historically, the Company has not experienced any uncollectible accounts receivable. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2007 and 2006, respectively.

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

Subordinated Convertible Notes and Warrants- Derivative Financial Instruments

The convertible subordinated notes (the “Convertible Notes”) and warrants (the ”Warrants”) issued in May 2005 were accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”.

The Company identified the conversion feature; the conversion price reset feature and the Company’s optional early redemption right within the Convertible Notes to represent embedded derivatives.  These embedded derivatives were bifurcated from their respective host debt contracts and accounted for as derivative liabilities because they were subject to a registration rights agreement.  The conversion feature, the conversion price reset feature and the Company’s optional early redemption right within the Convertible Notes were bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument.”

The Company identified the common stock warrant as a detachable derivative.  The warrant exercise price reset provision is an embedded derivative within the common stock warrant.  The common stock warrant and the embedded warrant exercise price reset provision were accounted for as a separate single hybrid compound instrument.

The Single Compound Embedded Derivatives within Convertible Notes and the Derivative Liability for Warrants were recorded at fair value at the date of issuance (May 4, 2005) and marked-to-market each quarter with changes in fair value recorded to the Company’s income statement as “Net change in fair value of derivative liabilities.”  The Company utilized a third party valuation firm to fair value both single compound embedded derivatives under the following methods:  a layered discounted probability-weighted cash flow approach for the Single Compound Embedded Derivatives within Convertible Notes; and the Black-Scholes model for the Derivative Liability for Warrants based on a probability weighted exercise price.

The fair value of the derivative liabilities was subject to the changes in the trading value of the Company’s common stock.  As a result, the Company’s financial statements fluctuated from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders.  Consequently, our financial position and results of operations varied from quarter-to-quarter based on conditions other than our operating revenues and expenses.

In May 2006, the Convertible Notes were converted to common stock and the Warrants were exercised resulting in the reclassification of all derivative liabilities associated with the Convertible Notes and Warrants.  See “Note 2 – Notes Payable – Subordinated Convertible Notes” and “– Warrants.”

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R “Share Based Payment” for its stock based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations and disclosure requirements established by SFAS 123, “Accounting for Stock-Based Compensation.”

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

Recent Accounting Developments

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has evaluated the impact of FIN 48 and concluded that no adjustments to retained earnings were needed.

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

xxvi) In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company January 1, 2008.  The adoption of SFAS No. 159 will not have a material impact on the Company's consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that SFAS No. 160 will have on the financial statements.

NOTE 2 – NOTES PAYABLE AND RELATED DERIVATIVE LIABILITIES

Note Payable – Related Party

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

NOTE 3 – RELATED PARTIES

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

NOTE 4 – INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2007 and 2006.

	2007	2006

Income/Loss before income taxes	$620,572	$(1,459)

Income tax computed at statutory rates	210,994	$(496)
Derivative expense	-	70,982
Effect of foreign taxes	525,086	173,616
Permanent differences, nondeductible expenses	1,828	40,330
Increase (decrease) in valuation allowance	96,292	219,567
Return to Accrual Items	(115,029)
State	713
Other		6,638

Tax provision	$719,884	$510,637

Current provision
United States	1,080	$-
Foreign	137,601	510,637
Deferred provision- Foreign	581,203	-
Total provision	$719,884	$510,637

The Company has a net operating loss carry forward of approximately $832,821 which will expire in 2023. In addition, the Company has approximately $224,750 of foreign tax credit carry forwards which will expire in 2015, 2016, and 2017.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2007 are set out below.

	2007	2006
Non-Current Deferred tax assets:
Net operating loss carryforwards	$283,159	$66,536
Foreign tax credit carryforwards	224,750	841,642
Asset retirement obligation	13,197	13,197
Deferred State Tax	61,369	-
Stock Compensation	113,971	-
Other	353,027	-
Colombia Future Tax Obligations	173,616
Total Non-Current Deferred tax assets	1,223,089	921,375

Non-Current Deferred tax liabilities:
Book over tax depreciation, depletion and capitalization methods on oil and gas properties	(256,789)	(189,524)
Colombian deductions in excess of book	(581,202)	-
Total Non-Current tax liabilities	(837,991)	(189,524)
Valuation Allowance	(966,300)	(731,851)
Net deferred tax liability	$(581,202)	$-

Foreign Income Taxes

The Company owns an interest in four limited liability companies that operate the activities in Colombia, and various entities controlled by Hupecol.  Colombia's tax rate is 34%.  Based on information provided by the manager of Hupecol, the Company has determined its share of the Colombia tax liability for 2007 will be $137,601.  This amount has been accrued during the year and will be funded by withholdings from the 2007 revenue and from revenue received in 2008.

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

NOTE 5 – STOCK BASED COMPENSATION

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

Option activity during 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	309,000	$2.89	8.27	$77,000
Granted	30,000	5.45	9.39	0
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	339,000	$3.12	8.37	$77,000

No options were exercised for the year ended December 31, 2007.  As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $82,332.  As of December 31, 2007 there were 161,000 shares of common stock available for issuance pursuant to future stock option grants.

NOTE 6 – COMMON STOCK

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012.  The lease agreement requires future payments as follows:

Year	Amount

2008	79,576
2009	81,945
2010	84,315
2011	86,684
2012	36,530
Total	369,050

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

Environmental Contingencies

The Company’s oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require the Company to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, the Company could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether the Company was responsible for the release or if its operations were standard in the industry at the time they were performed.  The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks

Development Commitments

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

During 2007, the Company’s compensation committee engaged a compensation consultant, as called for by the terms of employment of the Company’s chief financial officer, to review the compensation arrangements of the Company’s senior executives with a view to adjusting such compensation to reflect industry compensation practices. Following that review, the compensation committee approved increases in base salary of the Company’s chief executive officer to $315,000 annually and chief financial officer to $150,000 annually, the payment of one-time cash bonuses of $50,000 to the Company’s chief executive officer and $30,000 to the chief financial officer and the grant of 41,700 shares of restricted stock to the Company’s chief executive officer and 13,900 shares to the chief financial officer, which grants are subject to approval of the same by the Company’s shareholders.

NOTE 8 – GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the twelve months ended December 31, 2007 and Long Lived Assets as of December 31, 2007 attributable to each geographical area are presented below:

	Years Ended December 31, 2007		Years Ended December 31, 2006
		Long Lived		Long Lived
	Revenues	Assets, Net	Revenues	Assets, Net

North America	$445,532	$2,182,857	$637,625	$1,164,423
South America	4,531,640	7,834,188	2,565,106	4,081,905
Total	$4,977,172	$10,017,045	$3,202,731	$5,246,328

NOTE 9 – SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and gas Producing Activities”.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which includes the joint venture expenses incurred in South America, by geographic area:

	2007	2006
Revenues
North America	$445,532	$637,625
South America	4,531,640	2,565,106
	$4,977,172	$3,202,731

Production Cost
North America	$130,430	$198,167
South America	1,710,689	819,273
	$1,841,119	$1,017,,440

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2007, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	North America	South America	Total

Unproved properties not being amortized	85,476	13,330	998,806
Properties being amortized	3,424,994	9,289,675	12,714,669
Accumulated depreciation, depletion and amortization	(2,227,613)	(1,468,817)	(3,696,430)

Total capitalized costs	$2,182,857	$7,834,188	$10,017,045

During 2007, the Company recorded a provision for impairments of $348,019, all of which was attributable to North American properties.  Impairments related to the termination, during 2007, of operations of seven wells in the U.S. and the fact that, as of December 31, 2007, well testing had not yet been conducted on, and no reserves had been attributed to, the well drilled on the Company’s Caddo Lake Prospect.

Amortization Rate

The amortization rate per unit based on barrel equivalents was $57.15 for North America and $8.07 for South America.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities for December 31, 2007 and 2006 is summarized below:

	2007
	North America	South America
Property acquisition costs:
Proved	$880,779	$355,000
Unproved	191,477	-
Exploration costs	2,249,679	-
Development	1,088,535	8,948,005

Total costs incurred	$4,410,470	$9,303,005

	2006
	North America	South America
Property acquisition costs:
Proved	$888,057	$355,000
Unproved	182,197	-
Exploration costs	1,292,226	3,914,171
Development costs	141,277	723,929

Total costs incurred	$2,503,757	$4,933,100

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves.  Volumes reported for proved reserves are based on reasonable estimates.  These estimates are consistent with current knowledge of the characteristics and production history of the reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, significant changes to these estimates can be expected as future information becomes available.

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

	North America		South America		Total
	Gas (mcf)	Oil (bbls)	Gas(mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves
Balance December 31, 2005	850,650	2,800	-	270,621	850,650	273,421

Extensions and discoveries	3	141	-	277,155	3	277,296
Revisions of prior estimates	(346,807)	1,656	-	(110,273)	(346,807)	(108,617)
Production	(78,096)	(1,687)	-	(48,057)	(78,096)	(49,744)
Balance December 31, 2006	425,750	2,910	-	389,446	425,750	392,356

Extensions and discoveries	1	13	-	1,121,765	1	1,121,778
Revisions of prior estimates	(245,853)	3,158	-	(160,857)	(245,853)	(157,699)
Production	(44,249)	(2,079)	-	(69,127)	(44,249)	(71,206)
Balance December 31, 2007	135,649	4,012	-	1,281,227	135,649	1,285,239

Proved developed reserves
at December 31, 2006	85,890	2,240	-	283,500	85,890	285,740
at December 31, 2007	135,649	4,012	-	761,959	135,649	765,971

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

Standard measure of discounted future net cash flows at December 31, 2007

	North America	South America	Total

Future net cash flow	$1,312,392	$111,909,478	$113,221,870
Future production cost	(530,096)	(18,540,428)	(19,070,524)
Future income tax	-	(23,577,248)	(23,577,248)
Future net cash flow	782,296	69,791,802	70,574,098
10% annual discount for timing of cash flow	(172,260)	(14,450,335)	(14,622,595)

Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$610,036	$55,341,467	$55,951,503

Changes in standardized measure:

Change due to current year operations
Sales, net of production costs			(3,136,053)
Change due to revisions in standardized variables:
Income taxes			(13,727,868)
Accretion of discount			1,045,246
Net change in sales and transfer price, net of production costs			14,313,855
Revision and others			9,549,895
Discoveries			59,728,838
Changes in production rates and other			(804,957)
Net			47,869,166
Beginning of year			8,082,337

End of year			$55,951,503

Standard measure of discounted future net cash flows at December 31, 2006

	North America	South America	Total

Future net cash flow	2,927,620	18,479,216	21,406,836
Future production cost	(1,303,900)	(6,993,899)	(8,297,799)
Future income tax	-	(2,862,863)	(2,862,863)
Future net cash flow	1,623,720	8,622,454	10,246,174
10% annual discount for timing of cash flow	567,170	1,596,667	2,163,837

Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$1,056,550	$7,025,787	$8,082,337

Changes in standardized measure:

Change due to current year operations
Sales, net of production costs			$(2,185,290)
Change due to revisions in standardized variables:
Income taxes			727,245
Accretion of discount			637,560
Net change in sales and transfer price, net of production costs			2,426,491
Revision and others			(3,672,014)
Discoveries			4,590,226
Changes in production rates and other			(817,481)
Net			1,706,737
Beginning of year			6,375,600

End of year			$8,082,337