Form 10-Q/A
period 2008-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2008-10-03
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Houston American Energy Corp. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the "Original Filing"), which was filed with the Securities and Exchange Commission on August 12, 2008. The Company is filing this Amendment No. 1 for the purpose of (1) expanding certain disclosures under Part I. Item 4. Controls and Procedures – Changes in Internal Control over Financial Reporting and (2) revising the description, appearing in Note 6 to the financial statements, of the manner of allocation of the capitalized costs in connection with the sale of the Company’s Hupecol properties.

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

The carrying value of the properties sold was computed by allocating total capitalized costs within the non-U.S. full cost pool between properties sold and properties retained based upon the ratio of proved reserves sold and those proved reserves retained to total estimated proved reserves prior to the sale.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Weaknesses in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2007, related to (1) deficiencies in segregation of duties and (2) deficiencies in the treasury control process.

The deficiencies in segregation of duties arose from the fact that the company maintains a one persons internal accounting staff that does not allow for the segregation of accounting, financial reporting and oversight functions.  The lack of segregation of duties in the accounting function has existed since the company’s inception and has been identified by management of the company as a weakness since inception.  As noted in our Form 10-K, we have taken no action to remedy the lack of segregation of duties and have no plans to take any such action because the size and scope of operations of our business do not, in management’s opinion, merit the addition of accounting and financial reporting staff.

The deficiency in the treasury control process arose from the occasional failure to review bank reconciliations prepared by a part-time consultant.  The deficiency was identified by our audit firm in connection with the audit of our 2007 financial statements.  We have since formalized our process of reviewing and approval of bank reconciliations.  As a result, we believe the deficiency in treasury control process has been remedied.  We incurred no material costs associated with remediation of the treasury control process deficiency.

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

Date: October 2, 2008