Form 10-Q
period 2008-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2008-11-12
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 1-32955

HOUSTON AMERICAN ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware	76-0675953
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 12, 2008, we had 28,100,772 shares of $.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

INDEX

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
BALANCE SHEET
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$11,853,248	$417,818
Marketable securities	—	9,650,000
Accounts receivable	760,956	577,512
Prepaid expenses	50,698	49,255
Other current assets	1,691,551	—
Total current assets	14,356,453	10,694,585

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	14,621,954	12,714,669
Costs not being amortized	1,280,298	998,806
Office equipment	11,878	11,878
Total property, plant and equipment	15,914,130	13,725,353
Accumulated depreciation and depletion	(3,838,998)	(3,708,308)
Total property, plant and equipment, net	12,075,132	10,017,045

OTHER ASSETS	101,453	3,167
Total Assets	$26,533,038	$20,714,797

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$603,120	$260,222
Accrued expenses	798	1,720
Foreign income taxes payable	22,489	74,141
Total current liabilities	626,407	336,083

LONG-TERM LIABILITIES:
Reserve for plugging costs	126,212	115,061
Deferred rent obligation	20,009	20,206
Total long-term liabilities	146,221	135,267

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,100,772 and 27,920,172 shares outstanding, respectively	28,100	27,920
Additional paid-in capital	23,586,273	22,377,831
Treasury stock, at cost; 100,000 shares	(85,834)	(85,834)
Retained earnings (accumulated deficit)	2,231,871	(2,076,470)
Total shareholders’ equity	25,760,410	20,243,447
Total liabilities and shareholders’ equity	$26,533,038	$20,714,797

The accompanying notes are an integral part of these financial statements

Index

HOUSTON AMERICAN ENERGY CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Oil and gas	$8,616,868	$3,153,914	$2,350,782	$1,168,829
Total revenue	8,616,868	3,153,914	2,350,782	1,168,829

Expenses of operations:
Lease operating expense and severance tax	2,789,630	1,419,442	747,740	524,630
Joint venture expenses	144,919	99,291	43,225	20,237
General and administrative expense	2,616,714	1,285,533	609,398	410,752
Depreciation and depletion	913,214	1,115,877	147,311	449,120
Gain on sale of oil and gas properties	(7,615,236)	—	—	—
Total operating expenses	(1,150,759)	3,920,143	1,547,674	1,404,739

Income (loss) from operations	9,767,627	(766,229)	803,108	(235,910)

Other income:
Interest income	232,870	504,763	72,427	144,209
Total other income	232,870	504,763	72,427	144,209

Net income (loss) before taxes	10,000,497	(261,466)	875,535	(91,701)

Income tax expense (benefit)	5,130,141	(99,443)	76,703	(366,891)

Net income (loss)	$4,870,356	$(162,023)	$798,832	$275,190

Basic income (loss) per share	$0.17	$(0.01)	$0.03	$0.01

Diluted income (loss) per share	$0.17	$(0.01)	$0.03	$0.01

Basic weighted average shares	28,003,915	27,920,172	28,100,772	27,920,172

Diluted weighted average shares	28,165,640	27,920,172	28,309,632	28,021,482

The accompanying notes are an integral part of these financial statements

Index

HOUSTON AMERICAN ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,870,356	$(162,023)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and depletion	913,214	1,115,877
Stock based compensation	833,623	294,042
Accretion expense – asset retirement obligation	15,546	1,881
Amortization of deferred rent	(198)	—
Gain on sale of oil and gas properties	(7,615,236)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(172,109)	34,601
(Increase) decrease in prepaid expense	(30,767)	(59,074)
Increase in accounts payable and accrued liabilities	290,323	(175,469)

Net cash provided by (used in) operations	(895,248)	1,049,835

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	9,650,000	4,150,000
Acquisition of oil and gas properties	(7,180,675)	(4,660,318)
Proceeds from sale of oil and gas properties, net of expenses	10,146,655	—
Increase in other assets	(98,287)	—

Net cash provided by (used in) investing activities	12,517,693	(510,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(562,015)	—
Exercise of warrants	375,000	—

Net cash used in financing activities	(187,015)	—

Increase in cash and equivalents	11,435,430	539,517
Cash, beginning of period	417,818	409,008
Cash, end of period	$11,853,248	$948,525

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$5,107,652	$—

NONCASH INVESTING AND FINANCING INFORMATION
Cash proceeds from sale of oil and gas properties escrowed	$1,673,551	$—

The accompanying notes are an integral part of these financial statements

Index

HOUSTON AMERICAN ENERGY CORP.
Notes to Financial Statements
September 30, 2008
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

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

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

NOTE 4. – MARKETABLE SECURITIES

During the nine months ended September 30, 2008, the Company held marketable securities, which consisted of investments in corporate and municipal bonds. At September 30, 2008, the Company held no marketable securities.  The Company accounted for its investments in marketable securities pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and classified all of its marketable securities as available-for-sale. Accordingly, the investments were carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses and declines in value determined to be other then temporary in nature were included in interest income, net. There were no unrealized gains or losses associated with these marketable securities at December 31, 2007 as the cost approximated fair market value. There were no realized gains or losses during the three month or nine month periods ending September 30, 2008.

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

Index

Stock Option and Warrant Activity

A summary of stock option activity and related information for the nine months ended September 30, 2008 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2008	339,000	$3.12	$1,085,280
Granted	1,053,333	$7.20	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2008	1,392,333	$6.21	$1,085,280
Exercisable at September 30, 2008	339,000	$3.12	$1,085,280

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

At September 30, 2008, the Company had remaining 190,000 warrants outstanding with a remaining contractual life of 2.57 years.  The weighted average exercise price for all remaining outstanding warrants was $3.00.  The warrants had an intrinsic value of $630,800 at September 30, 2008.

The closing price of the Company’s common stock on September 30, 2008 was $6.32.

Stock Grants

During the nine months ended September 30, 2008, the Company’s shareholders approved and the Company granted 55,600 shares of restricted common stock with immediate vesting to the Company’s two principal officers.  The Company recognized compensation expense of $400,320 based upon the stock price at the grant date attributable to these grants, which were originally approved, subject to stockholder approval, in 2007 by the Company’s Board of Directors and then later approved by the Company’s stockholders and issued in June 2008

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007

Share-based compensation expense included in reported net income (loss)	$833,626	$294,042
Earnings per share effect of share-based compensation expense	$(0.03)	$(0.01)

Index

The following table reflects share-based compensation recorded by the Company for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007

Share-based compensation expense included in reported net income (loss)	$256,023	$41,166
Earnings per share effect of share-based compensation expense	$(0.01)	$(0.00)

At September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and grants of restricted common stock was $4,966,116.

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

The following is a reconciliation of 2008 year-to-date activity in our non-U.S. full cost center:

	Evaluated	Unevaluated
Oil and gas properties -
Balance beginning of year	$9,289,675	$13,330
Costs incurred year-to-date	6,649,371	74,784
Sale of Caracara properties	(4,760,441)	-
Balance, September 30, 2008	$11,178,605	$88,114

Accumulated depreciation, depletion and amortization -
Balance beginning of year	$(1,468,827)
Provision for DD&A	(656,337)
Sale of Caracara properties	782,534
Balance, September 30, 2008	(1,342,630)
Net capitalized costs	$9,924,089

Index

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the three and nine months ended September 30, 2008 and September 30, 2007 as if the Caracara transaction had occurred at the beginning of the periods.

Pro-Forma Information	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Oil and gas revenue	$2,350,782	$376,300	$5,612,003	$991,740
Income from operations	824,561	(639,229)	(70,203)	(1,757,219)
Net income (loss)	$820,285	$191,625	$(24,459)	$(568,042)

Basic income (loss) per share	$.03	$.01	$(0.00)	$(0.02)
Diluted Income (loss) per share	$.03	$.01	$(0.00)	$(0.02)

Other Current Assets

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement.  The funds deposited in escrow will be released to the Company, or to the purchaser, based on post-closing adjustments 12 months following closing.  The Company’s proportionate interest in the escrow deposit, totaling $1,673,551, has been recorded as Other Current Assets.

The net proceeds and the gain realized from the sale of the Caracara assets may be adjusted based on post-closing adjustments.

Colombian Taxes

Colombian taxes attributable to the sale of the Caracara assets, totaling $4,394,575, were recorded and paid at the time of closing.

NOTE 7. – EXECUTIVE COMPENSATION

During the nine months ended September 30, 2008, the Company recognized compensation expense, in addition to salaries, to its two executive officers consisting of (1) $400,320 attributable to grants of 55,600 shares of restricted stock discussed above in Note 5, (2) payment of cash bonuses totaling $750,000, which bonuses were contingent on the completion of the sale of the Caracara assets and were paid in June 2008, and (3) $433,303 attributable to grants of stock options.

NOTE 8. – ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2008, the Company issued 125,000 shares of common stock for $375,000 to a single investor pursuant to the exercise of an outstanding warrant.

The shares were offered and sold in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The investor was an "accredited investor" as defined in Rule 501 promulgated under the Securities Act.

NOTE 9. – DIVIDEND

During the quarter ended September 30, 2008, we declared and paid cash dividends to our shareholders of $0.02 per share, or an aggregate of $562,015.

Index

NOTE 10. - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2008 and Long Lived Assets as of September 30, 2008 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2008
	Revenues	Long Lived Assets, Net

United States	$410,268	$2,151,043
Colombia	8,206,600	9,924,089
Total	$8,616,868	12,075,132

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the quarter and nine months ended September 30, 2008, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of this report and of the Company’s Form 10-K for the year ended December 31, 2007.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-K for the year ended December 31, 2007.  As of, and for the nine months ended, September 30, 2008, there have been no material changes or updates to the Company’s critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Index

-- Unevaluated Oil and Gas Properties.  Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2008:

September 30, 2008
Acquisition costs	$58,097
Evaluation costs	1,201,577
Retention costs	20,624
Total	$1,280,298

The carrying value of unevaluated oil and gas prospects include $88,114 expended for properties in the South American country of Colombia at September 30, 2008.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Current Year Developments

Drilling Activity

During the nine months ended September 30, 2008, we drilled 12 international wells in Colombia, as follows:

▪	Ten wells were drilled on concessions in which we hold a 12.5% working interest; of which, at September 30, 2008, seven were in production, two were dry holes and one was awaiting completion.

▪	One well was drilled on a concession in which we hold a 6.25% working interest and was a dry hole.

▪	One well drilled on a concession in which we hold a 1.6% working interest, was sold as part of the Caracara transaction and was in production at the time of that sale.

During the nine months ended September 30, 2008, one domestic well, the Petro Hunt Wilberts A. Sons et.al. well, located in Louisiana on our North Bayou Henry lease, was drilled and was a dry hole.  The well drilled on our Caddo Lake prospect during the fourth quarter of 2007 was waiting on a pipeline connection and completion at September 30, 2008.  Subsequent to September 30, pipeline construction and connection to the well was completed and well completion operations began.

At September 30, 2008, we planned to drill two domestic wells on the Home Run and West Klondite prospects in Louisiana and eight additional international wells over the balance of 2008.

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

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement.  The funds deposited in escrow will be released to us, or to the purchaser, based on post-closing adjustments 12 months following closing.  Our proportionate interest in the escrow deposit, totaling $1,673,551, has been recorded as Other Current Assets.

The net proceeds and the gain realized from the sale of the Caracara assets may be adjusted based on post-closing adjustments.

Colombian taxes attributable to the sale of the Caracara assets, totaling $4,394,575, were recorded and paid at the time of closing.

Index

Production from the Caracara prospect accounted for $0 and $3,004,865 of our revenues during the quarter and nine months ended September 30, 2008.

Lease operating expense from the Caracara prospect accounted for $20,716 and $464,790 of our lease operating expense during the quarter and nine months ended September 30, 2008.

Leasehold Activity

During the nine months ended September 30, 2008, we acquired, through our 1.594674% interest in Hupecol Caracara LLC, an interest in the La Cuerva Contract covering approximately 75 square miles in Colombia.

During the nine months ended September 30, 2008, we acquired interests in two additional prospects in South Louisiana for which we advanced leasehold costs of approximately $7,770.  We sold our interest in one of the prospects – the North Henry Bayou prospect – during the nine month period, retaining a 4.5% carried interest in the prospect, for which we received $60,301 and sold our interest in the second prospect – the Home Run prospect – during the nine month period for which we received $213,395.

Seismic Activity

During the nine months ended September 30, 2008, our operator in Colombia acquired approximately 65 miles of additional seismic and geological data. The additional data relates primarily to prospects in which we hold a 12.5% working interest. Our share of the costs of such data acquisition was $309,061.  The operator also acquired additional seismic data on the La Cuerva prospect.  Our share of this cost was $41,030.

At September 30, 2008, we planned to shoot an additional 41 square miles combined of seismic on the Las Garzas and Leona contracts over the balance of 2008.

Executive Compensation – Restricted Stock, Stock Options and Bonus Payments

During the nine months ended September 30, 2008, the Company recognized compensation expense, in addition to salaries, to its two executive officers consisting of (1) $400,320 attributable to grants of 55,600 shares of restricted stock discussed above in Note 5, (2) payment of cash bonuses totaling $750,000, which bonuses were contingent on the completion of the sale of the Caracara assets and were paid in June 2008, and (3) $433,303 attributable to grants of stock options.

Dividend

During the quarter ended September 30, 2008, we declared and paid cash dividends to our shareholders of $0.02 per share, or an aggregate of $562,015.

Macroeconomic Impact on Oil and Natural Gas Prices

Late in the third quarter of 2008 and accelerating during the early fourth quarter of 2008, the United States and global economies suffered a severe disruption in credit and financial markets that have been accompanied by economic contraction and a sharp drop in the price of oil and natural gas due to a projected decline in demand for oil and natural gas.  We have not historically entered into hedging transactions to reduce our exposure to commodity price risks.  As a result of such macroeconomic conditions and our unhedged position, we anticipate the prices at which we sell oil and natural gas will decline markedly during the fourth quarter of 2008 and for the foreseeable future and that our total revenues and profitability will decline as well.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 101.1% to $2,350,782 in the quarter ended September 30, 2008 when compared to the quarter ended September 30, 2007. For the first nine months of 2008, oil and gas revenues increased 173.2%, to $8,616,868, when compared to the first nine months of 2007.

Index

The increase in oil and gas revenue for both the quarter and nine months over 2007 is principally due to increased production resulting from the development of the Colombian fields, particularly fields in which we hold a higher working interest (12.5%), and higher oil prices, partially offset by the sale of 34 producing wells as part of the Caracara transaction during the second quarter of 2008. During the third quarter of 2008, we had interests in 12 producing wells in Colombia and 7 producing wells in the U.S as compared to 31 producing wells in Colombia and 8 producing wells in the U.S. during the 2007 third quarter.

Oil and gas revenues from the Caracara prospect totaled $0 and $3,004,865 during the quarter and the nine months ended September 30, 2008, respectively, as compared to oil and gas revenues of $ 792,529 and $ 2,162,174 during the quarter and nine months ended September 30, 2007.

The following table sets forth a comparison of hydrocarbon prices for the quarter and nine month periods:

	Quarter Ended September 30,		Nine Months Ended September 30,
Hydrocarbon prices:	2008	2007	2008	2007

Oil – Average price per barrel	$99.74	$62.57	$99.46	$61.12
Gas – Average price per mcf	$11.89	$6.33	$10.33	$6.68

As noted above, we anticipate that our average prices realized from the sale of oil and gas will decline markedly in the fourth quarter of 2008.

The following table sets forth a comparison of oil and gas sales by region for the quarter and nine month periods.

		Quarter Ended September 30,		Nine Months Ended September 30,
Sales:		2008	2007	2008	2007

Oil	Colombia	$2,191,499	$896,463	$8,206,600	$2,751,117
	US	52,678	40,979	146,153	102,777
	Total – Oil	$2,244,177	$937,442	$8,352,753	$2,853,894

Gas	Colombia	$-	$-	$-	$-
	US	106,605	231,387	264,115	300,020
	Total – Gas	$106,605	$231,387	$264,115	$300,020

Natural Gas production was down in the third quarter of 2008 as compared to the third quarter of 2007 due to natural production declines related to our domestic wells.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, increased 42.5% to $747,740 in the 2008 quarter from $524,630 in the 2007 quarter.  For the nine months ended September 30, 2008, lease operating expenses, excluding joint venture expenses, increased 96.5%, to $2,789,630, compared to the 2007 six month period.

Index

The increase in lease operating expenses was attributable to the increase in the number of wells operated during the 2008 period and increased activities on prospects in which we hold a higher working interest (12.5%) during 2008 as compared to 2007, partially offset by the elimination of lease operating expenses on the Caracara prospect following the sale of the prospect in June 2008.

	Quarter Ended September 30,		Nine Months Ended September 30,
Lease Operating Expenses:	2008	2007	2008	2007

Colombia	$714,443	$472,089	$2,673,584	$1,321,744
U.S.	33,297	52,541	116,046	97,698
Total	$747,740	$524,630	$2,789,630	$1,419,442

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $43,225 during the 2008 quarter and $20,237 for the 2007 quarter. For the nine months ended September 30, 2008, joint venture expenses for Colombia totaled $144,919 as compared to $99,291 for the nine months ended September 30, 2007.  The increase in joint venture expenses was attributable to an increase in drilling activity in concessions in which we own a higher working interest.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $147,311 and $449,120 for the quarters ended September 30, 2008 and 2007, respectively, and $913,214 and $1,115,877 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease for both the quarter and nine months is due to the sale of our interest in the Caracara prospect, partially offset by a 71.58% increase in the depletable cost pool attributable to drilling results on prospects in which we hold a higher working interest (12.5%).

General and Administrative Expenses.  General and administrative expense increased by 48.4% to $609,398 during the quarter ended September 30, 2008 from $410,752 in the 2007 quarter.  For the nine months ended September 30, 2008, general and administrative expenses increased 103.6%, to $2,616,714, compared to the 2007 nine month period.  The increase in general and administrative expense was primarily attributable to increases, during the second quarter, in compensation expense relating to one time restricted stock grants ($400,320) and cash bonuses payable on closing of the Caracara sale ($750,000).

Gain on sale of oil & gas properties. The sale of our Caracara assets resulted in a gain of $7,615,236 during the quarter and nine months ended September 30, 2008.  The gain realized may be subject to adjustment based on post-closing adjustments.

Other Income.  Other income consists of interest earned on cash balances and marketable securities.

Interest income decreased 49.8% from $144,209 during the quarter ended September 30, 2007 to $72,427 during the quarter ended September 30, 2008 and decreased 53.9% from $504,763 during the nine months ended September 30, 2007 to $232,870 during the nine months ended September 30, 2008.  The decrease in interest income was attributable to reduced interest rates on short term cash investments.

Income Tax Expense.  Income tax expense increased to $76,703 during the 2008 quarter compared to a tax benefit of $366,891 during the 2007 quarter.  For the nine months ended September 30, 2008, income tax expense increased to $5,130,141, as compared to a tax benefit of $261,466 during the 2007 period. The increase in income tax expense during the 2008 quarter was attributable to the increase in revenue and profitability of operations in Colombia and the increase during the nine month period was attributable to the sale of the Caracara assets and, to a lesser extent, the increase in revenue and profitability of operations in Colombia.  Income tax expense during the 2008 and 2007 periods was entirely attributable to operations in Colombia.  The Company recorded no U.S. income tax liability in the 2008 or 2007 periods.

Index

Financial Condition

Liquidity and Capital Resources.  At September 30, 2008, we had a cash balance of $11,853,248 and working capital of $13,730,046 compared to a cash balance of $417,818 and working capital of $10,358,502 at December 31, 2007. The increase in working capital during the period was primarily attributable to the receipt of proceeds from the sale of the Caracara assets and, to a lesser extent, increased revenues from wells producing in Colombia.

Operations used cash during the 2008 period totaled $895,248 as compared to $1,049,835 of cash provided by operations during the 2007 period.  The adverse change in operating cash flows was attributable to taxes arising from the sale of the Caracara assets ($4,394,575) and the payment of cash bonuses ($750,000) during the 2008 period.

Investing activities provided $12,517,693 during the 2008 period compared to $510,318 used during the 2007 period.  The funds provided by investing activities reflect the receipt of proceeds from the sale of the Caracara assets ($9,872,959) and the Home Run and North Henry Bayou prospects ($273,696), as well as the sale of marketable securities $9,650,000 during the 2008 period and the sale of marketable securities $4,150,000 during the 2007 period.  Funds used in investing activities consisted primarily of investments in oil and gas properties and assets of ($7,180,675) during the 2008 period and ($4,660,318) during the 2007 period.

Financing activities used $187,015 during the 2008 period, consisting of cash dividends paid in the amount of $562,015, partially offset by the receipt of $375,000 from the exercise of outstanding warrants.  We had no financing activities during the 2007 period.

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

During the nine months of 2008, we invested approximately $7,180,675 for the acquisition and development of oil and gas properties, consisting of (1) drilling of twelve wells in Colombia ($6,193,176), (2) seismic and geological costs in Colombia ($488,740), (3) delay rentals on U.S. properties ($33,458), (4) leasehold costs on U.S. properties ($6,475) and (5) capital expenditures on U.S. wells ($458,826).

At September 30, 2008, our only material contractual obligation requiring determinable future payments was a lease relating to the Company’s executive offices which was unchanged when compared to the 2007 Form 10-K.

At September 30, 2008, our acquisition and drilling budget for the balance of 2008 totaled approximately $3,000,000, which consisted of the drilling of eight wells in Colombia, two wells in the United States, and seismic and infrastructure cost.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2008.

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

Due to unfavorable market conditions for auction rate securities, during the first nine months of 2008, we liquidated all of our marketable securities at their face value and, at September 30, 2008, held no marketable securities. Accordingly, we are no longer exposed to the interest rate risk described in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Weaknesses in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2007, related to (1) deficiencies in segregation of duties and (2) deficiencies in the treasury control process.

The deficiencies in segregation of duties arose from the fact that the company maintains a one person internal accounting staff that does not allow for the segregation of accounting, financial reporting and oversight functions.  The lack of segregation of duties in the accounting function has existed since the company’s inception and has been identified by management of the company as a weakness since inception.  As noted in our Form 10-K, we have taken no action to remedy the lack of segregation of duties and have no plans to take any such action because the size and scope of operations of our business do not, in management’s opinion, merit the addition of accounting and financial reporting staff.

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

Index

PART II

ITEM 1A.	RISK FACTORS

The following amendment and addition to the risk factors included under this Item 1A reflect the current conditions of the capital and energy markets, which present uncertainties to all companies that rely on capital markets for liquidity or financing or operate in the energy markets. The information in this Item 1A should be considered in conjunction with the other risk factors identified in Item 1A of our 2007 Annual Report on Form 10-K/A filed on October 3, 2008.

We May Be Affected by General Economic Conditions

The disruption experienced in U.S. and global credit markets during second half of 2008 has resulted in projected decreases in demand for oil and natural gas, resulting in a sharp drop in energy prices, and has affected the availability and cost of capital.  Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may have a material adverse effect on our results of operations, financial condition and liquidity.  At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis.  With respect to Houston American Energy, while we have no immediate need to access the credit markets in the foreseeable future, the impact of the current crisis on our ability to obtain financing in the future, if needed, and the cost and terms of same, is unclear.  From an operating standpoint, the current crisis has resulted in a steep decline in the price of oil and natural gas and will result in reduced revenues and reduced profitability and, if prices continue to decline, may result in deterioration of our financial position.

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

Date: November 12, 2008