Form 10-K/A
period 2007-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2008-12-10
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K of Houston American Energy Corp. (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 28, 2008, as amended by Amendment No. 1, filed June 20, 2008 and Amendment No. 2, filed October 3, 2008. The Company is filing this Amendment No. 3 for the purpose of expanding and/or correcting certain engineering disclosures under (1) Item 1. Business, (2) Item 1A. Risk Factors, and (3) Note 9 – Supplemental Information on Oil and Gas Exploration, Development and Production Activities (Unaudited), in the financial statements.

Except as described above, this Amendment No. 3 does not amend any other information set forth in the Original Filing, as previously amended, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

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

The following table sets forth certain information about our oil and gas holdings at December 31, 2007:

	Acres Leased or Under Option at December 31, 2007(1)
Project Area	Project Gross	Project Net	Company Net	Project Interest
TEXAS:
Jim Hogg County	340.00	340.0	14.89	4.38%
Wilbarger County
West Fargo Prospect	900.00	900.00	135.00	15.00%
Obenhaus Prospect	1,340.00	1,340.00	201.00	15.00%
Hardeman County	91.38	91.38	9.14	10.00%
Matagorda County
S.W. Pheasant Prospect	779.00	779.00	27.27	3.50%
Nacogdoches County	80.94	80.94	80.94	100.00%
Texas Sub-Total	3,531.32	3,531.32	468.24
LOUISIANA:
Webster Parish	6,244.00	4,457.00	334.28	7.50%
Caddo Parish (2)	5,040.00	5,040.00	1,373.40	27.25%
Vermilion Parish
LaFurs F-16 Well	830.00	830.00	18.68	2.25%
Acadia Parish	620.00	620.00	18.60	3.00%
Plaquemines Parish	300.00	300.00	5.40	1.80%
Louisiana Sub-Total	13,034.00	11,247.00	1,750.36
OKLAHOMA
Jenny #1-14	160.00	160.00	3.78	2.36%
Oklahoma Sub-Total	160.00	160.00	3.78
COLOMBIA
Cara Cara Concession	232,050.00	232,500.00	2,594.70	1.116%
Tambaqui Assoc. Contract (3)	4,403.00	4,403.00	555.00	12.6%
Dorotea Concession	51,321.00	51,321.00	6,415.00	12.5%
Cabiona Concession	86,066.00	86,066.00	10,758.00	12.5%
Surimena Concession	69,189.00	69,189.00	4,324.00	6.25%
Las Garzas Concession	103,784.00	103,784.00	12,973.00	12.5%
Leona Concession	70,343.00	70,343.00	8,793.00	12.5%
Camarita Concession	166,301.00	166,301.00	20,788.00	12.5%
Colombia Sub-Total	783,457.00	783,457.00	67,200.70
Total	800,182.32	798,395.32	69,423.08

(1)
Except as otherwise noted, all acreage is held under leases. Project Gross Acres refers to the number of acres within a project.  Project Net Acres refers to leaseable acreage by tract.  Company Net Acres are either leased or under option in which we own an undivided interest.  Company Net Acres were determined by multiplying the Project Net Acres leased or under option by our working interest therein.

(2)
Includes an option to lease 4,360 Project Gross and Project Net Acres and 1,188.10 Company Net Acres.  Upon exercise of the option, we will be obligated to pay $218,000 and to drill one well every 180 days to maintain the lease.

(3)	The project interest is the working interest in the concession and not necessarily the working interest in the well.

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

Because a substantial percentage of our properties are unproven or proved undeveloped, we will require significant additional capital to prove and develop such properties before they may become productive. At December 31, 2007, approximately 26.96% of our proved reserves were producing.  Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.  During the years ended December 31, 2006 and 2007, revisions to prior estimates resulted in significant negative revisions to our proved reserves.  Negative revisions during fiscal year 2006 amounted to 40.8% of prior year-end proved gas reserves and 39.7% of prior year-end proved oil reserves.  Negative revisions during fiscal year 2007 amounted to 57.7% of prior year-end proved natural gas reserves and 40.2% of prior year-end proved oil reserves.

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
Dated: December 09, 2008

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

During 2006 and 2007, the Company recorded significant extensions and discoveries resulting principally from its ongoing drilling operations in Colombia.

The Company experienced downward revisions in estimated proved natural gas and oil reserves in both 2006 and 2007.  The revisions to natural gas reserves during 2006 were primarily attributable to a decrease in natural gas prices and downward revisions in volumes of natural gas reserves based on updated well performance from the Company’s North American properties.  The revisions to natural gas reserves during 2007 were primarily attributable to a downward revision in volumes of natural gas reserves based on updated well performance from the Company’s North American properties.  The revisions to oil reserves during 2006 and 2007 were primarily attributable to downward revisions in the volumes of oil reserves based on updated well performance from the Company’s South American properties.

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

Standard measure of discounted future net cash flows at December 31, 2007

	North America	South America	Total

Future net cash flow	$1,312,392	$111,909,478	$113,221,870
Future production cost	(530,096)	(18,540,428)	(19,070,524)
Future development costs	-	(2,537,694)	(2,537,694)
Future income tax	-	(21,039,554)	(21,039,554)
Future net cash flow	782,296	69,791,802	70,574,098
10% annual discount for timing of cash flow	(172,260)	(14,450,335)	(14,622,595)

Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$610,036	$55,341,467	$55,951,503

Changes in standardized measure:

Change due to current year operations
Sales, net of production costs			(3,136,053)
Change due to revisions in standardized variables:
Income taxes			(13,727,868)
Accretion of discount			1,045,246
Net change in sales and transfer price, net of production costs			14,313,855
Revision and others			9,549,895
Discoveries			59,728,838
Changes in production rates and other			(804,957)
Net			47,869,166
Beginning of year			8,082,337

End of year			$55,951,503

Standard measure of discounted future net cash flows at December 31, 2006

	North America	South America	Total

Future net cash flow	2,927,620	18,479,216	21,406,836
Future production cost	(1,303,900)	(6,993,899)	(8,297,799)
Future income tax	-	(2,862,863)	(2,862,863)
Future net cash flow	1,623,720	8,622,454	10,246,174
10% annual discount for timing of cash flow	567,170	1,596,667	2,163,837

Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$1,056,550	$7,025,787	$8,082,337

Changes in standardized measure:

Change due to current year operations
Sales, net of production costs			$(2,185,290)
Change due to revisions in standardized variables:
Income taxes			727,245
Accretion of discount			637,560
Net change in sales and transfer price, net of production costs			2,426,491
Revision and others			(3,672,014)
Discoveries			4,590,226
Changes in production rates and other			(817,481)
Net			1,706,737
Beginning of year			6,375,600

End of year			$8,082,337