Form 10-K
period 2008-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2009-03-16
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Issuer’s telephone number, including area code: (713) 222-6966

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, based on the closing sales price of the registrant’s common stock on that date, was approximately $167,656,443. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 28, 2009 was 28,000,772.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2009 Annual Meeting are incorporated by reference into Part III of this Report.

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

Our principal exploration projects as of December 31, 2008 consisted of the following:

- Domestic Exploration Properties:

Webster Parish, Louisiana. In Webster Parish, Louisiana, we hold a 7.5% working interest at an 8.3% net revenue interest carried to point of sales for the first well in over 640 acres known as the South Sibley Prospect. Drilling of a 10,600-foot well on the South Sibley Prospect, was completed in May 2005 with multiple pay sands identified. Sales from the well commenced June 28, 2005.

Acadia Parish, Louisiana. In Acadia Parish, Louisiana, we hold a 3% working interest and a 2.25% net revenue interest until payout in a 620-acre leasehold known as the Crowley Prospect. Between 2004 and 2005, the Hoffpauer #1 (formerly the Baronet #1) and the Baronet #2 wells were drilled and commenced production. The Baronet #2 was reworked in 2006 and in 2007; both the Hoffpauer #1 and the Baronet #2 were plugged and abandoned. The Baronet #3, a replacement well for the Baronet #2, was drilled in the second quarter of 2007 and commercial production began in July 2007. We own a 17.5% working interest and 13.125% net revenue interest in the Baronet #3 well, which was scheduled for a re-work as of December 31, 2008 after the well sanded up and ceased production.

Caddo Parish, Louisiana. In Caddo Parish, Louisiana, we hold a 33.5% working interest, subject to payment of 35% of the costs of the initial well, and a 25.125% net revenue interest in the 640-acre Caddo Lake Prospect with options to additional leases covering 4,400 acres. After payout, we will own a 27.25% working interest and 20.4375% net revenue interest in the initial well and any additional wells. In November 2007, we drilled a 10,000-foot test well on the Caddo Lake Prospect. During the fourth quarter of 2008, pipeline construction and connection to the well was completed and several completion attempts in the Cotton Valley formation were not successful. Currently a Bossier Shale test is planned subject to a unit and permit being granted.

Iberville Parish, Louisiana. In Iberville Parish, Louisiana, we hold a 4.81% working interest in the Home Run Prospect and a 24.12% working interest in the West Klondike prospect. We plan to drill both of these prospects during calendar year 2009.

Vermillion Parish, Louisiana. In Vermillion Parish, Louisiana, we hold a 10% working interest in the North Jade and Northwest Jade prospects. We plan to drill these prospects in the 4th quarter of 2009 and the 1st quarter of 2010.

Jim Hogg County, Texas. In Jim Hogg County, Texas, we hold a 4.375% working interest, subject to payment of 5.8334% of costs to the casing point in the first well, in the 340 acre Hog Heaven Prospect. The Weil #1 well, a 6,200-foot test well, was drilled on the Hog Heaven Prospect in November 2005. Electric log and sidewall core analysis indicated multiple pay sands in the Weil #1 well. The well was completed in January 2006 and production and sales commenced in March 2006. The Weil #2 was drilled as a dry hole during 2007.

Hardeman County, Texas. In Hardeman County, Texas, we hold a 10% working interest with a 7.5% net revenue interest in the 91.375 acre West Turkey Prospect. The DDD-Evans #1, an 8,500-foot test well, was drilled on the West Turkey Prospect in April 2006 and production began in May 2006. At December 31, 2008, the DDD-Evans #1 was producing, but at non-commercial levels.

- Colombian Exploration Properties:

Llanos Basin, Colombia. In the Llanos Basin, Colombia, at December 31, 2008, we held interests in (1) the Tambaqui Association Contract covering 4,400 acres in the State of Casanare, Colombia, (2) two concessions, the Dorotea Contract and the Cabiona Contract, totaling over 137,000 acres, (3) the Surimena concession covering approximately 69,000 acres, (4) the Las Garzas concession covering approximately 103,000 acres, (5) the Leona concession covering approximately

70,343 acres, (6) the Camarita concession covering approximately 166,000 acres, and (7) the La Cuerva Contract covering approximately 48,000 acres. See “—Sale of Caracara Assets.”

Our interest in each of the described concessions and contracts in Colombia is held through an interest in Hupecol, LLC and affiliated entities. We hold a 12.5% working interest in each of the prospects of Hupecol other than the Surimena concession, the Tambaqui Association Contract and the La Cuerva Contract. We hold a 6.25% working interest in the Surimena concession, a 12.6% working interest, with an 11.31% net revenue interest, in the Tambaqui Association Contract and a 1.594674% working interest in the La Cuerva Contract.

Our working interest in the Tambaqui Association Contract is subject to an escalating royalty of 8% on the first 5,000 barrels of oil per day, increasing to 20% at 125,000 barrels of oil per day and is subject to reversionary interests of Ecopetrol, the state owned Colombian oil company, that could cause 50% of the working interest to revert to Ecopetrol after we have recouped four times our initial investment. Our working interest in the additional concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on that concession.

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

- Other Holdings

In addition to our principal exploration projects, we hold various interests in producing wells in Plaquemines Parish, Louisiana, Matagorda County, Texas, and Ellis County, Oklahoma. We have no present plans to conduct additional drilling activities on those prospects.

Summary Leasehold Information

The following table sets forth certain information about our oil and gas holdings at December 31, 2008:

	Acres Leased or Under Option at December 31, 2008 (1)			Project Interest
Project Area	Project Gross	Project Net	Company Net
TEXAS:
Jim Hogg County	340.00	340.00	14.89	4.38%
Hardeman County	91.38	91.38	9.14	10.00%
Matagorda County
S.W. Pheasant Prospect	779.00	779.00	27.27	3.50%

Texas Sub-Total	1,210.38	1,210.38	51.30
LOUISIANA:
Webster Parish	640.00	640.00	48.00	7.50%
Caddo Parish (2)	5,040.00	5,040.00	1,373.40	27.25%
Iberville Parish
Home Run Prospect	1,146.00	1,146.00	55.15	4.81%
W. Klondike Prospect	561.00	561.00	135.31	24.12%
Vermilion Parish
LaFurs F-16 Well	830.00	830.00	18.68	2.25%
N. Jade & NW Jade Prospects	1,423.12	1,402.85	140.29	10.0%
Acadia Parish	620.00	620.00	18.60	3.00%
Plaquemines Parish	300.00	300.00	5.40	1.80%

Louisiana Sub-Total	10,560.12	10,539.85	1,794.83
OKLAHOMA
Jenny #1-14	160.00	160.00	3.78	2.36%

Oklahoma Sub-Total	160.00	160.00	3.78
COLOMBIA
La Cuerva Contract	48,000.00	48,000.00	765.00	1.59%
Tambaqui Assoc. Contract (3)	4,403.00	4,403.00	555.00	12.60%
Dorotea Concession	51,321.00	51,321.00	6,415.00	12.50%
Cabiona Concession	86,066.00	86,066.00	10,758.00	12.50%
Surimena Concession	69,189.00	69,189.00	4,324.00	6.25%
Las Garzas Concession	103,784.00	103,784.00	12,973.00	12.50%
Leona Concession	70,343.00	70,343.00	8,793.00	12.50%
Camarita Concession	166,301.00	166,301.00	20,788.00	12.50%

Colombia Sub-Total	599,407.00	599,407.00	65,371.00

Total	611,337.50	611,317.23	67,220.91

(1)	Except as otherwise noted, all acreage is held under leases. Project Gross Acres refers to the number of acres within a project. Project Net Acres refers to leaseable acreage by tract. Company Net Acres are either leased or under option in which we own an undivided interest. Company Net Acres were determined by multiplying the Project Net Acres leased or under option by our working interest therein.

(2)	Includes an option to lease 4,360 Project Gross and Project Net Acres and 1,188.10 Company Net Acres. Upon exercise of the option, we will be obligated to pay $218,000 and to drill one well every 180 days to maintain the lease.

(3)	The project interest is the working interest in the concession and not necessarily the working interest in the well.

Sale of Caracara Assets

In June 2008, we, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of our interest in the Caracara Association Contract and related assets. Pursuant to our investment in Hupecol Caracara LLC, we held a 1.594674% interest in the Caracara assets, covering approximately 232,500 acres, representing our principal, and initial, Colombian prospect. At December 31, 2007, the estimated proved reserves associated with these assets totaled 787,742 barrels of oil, which represented 60.37% of our estimated proved oil and natural gas reserves.

As a result of the sale of the Caracara assets, we received net proceeds, after deduction of fees and expenses of the transaction, of $11,546,510 (before amounts placed in escrow as discussed below), realized a gain on the sale of $7,615,236 and eliminated from oil and gas properties costs subject to amortization associated with the Caracara assets totaling $3,977,907.

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

Production from the Caracara prospect accounted for $3,005,140 and $3,703,739 of our revenues during 2008 and 2007, respectively.

Drilling Activities

In 2008, we drilled 1 domestic well and 15 wells in Colombia, consisting of 9 exploratory and 7 developmental wells of which 11 were completed and 5 were dry holes.

The following table sets forth certain information regarding the actual drilling results for each of the years 2008 and 2007 as to wells drilled in each such individual year:

	Exploratory Wells (1)		Developmental Wells (1)
	Gross	Net	Gross	Net
2007
Productive	4	0.53366	14	0.43392
Dry	7	0.56607	4	0.15848
2008
Productive	5	0.62500	6	0.75000
Dry	4	0.47500	1	0.12500

(1)	Gross wells represent the total number of wells in which we owned an interest; net wells represent the total of our net working interests owned in the wells.

At December 31, 2008, two wells were being drilled in Colombia and one well was being drilled in the U.S.

Seismic Activity

During 2008, our operator in Colombia (1) acquired approximately 65 miles of additional seismic and geological data relating primarily to prospects in which we hold a 12.5% working interest, (2) acquired additional seismic data on the La Cuerva prospect and (3) shot 32.824 square miles of combined seismic on the Las Garzas and Leona contracts.

Productive Well Summary

The following table sets forth certain information regarding our ownership as of December 31, 2008 of productive gas and oil wells in the areas indicated:

	Gas		Oil
	Gross	Net	Gross	Net
Texas	2	0.079	0	0.000
Louisiana	2	0.098	1	0.018
Oklahoma	1	0.024	0	0.000
Colombia	0	0.000	10	1.250

Total	5	0.201	11	1.268

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received (net of transportation costs) and average production costs associated with our sales of gas and oil for the periods indicated:

	Year Ended December 31,
	2007	2008
Net Production:
Gas (Mcf):
North America	44,250	24,748
South America	0	0
Oil (Bbls):
North America	2,078	1,510
South America	69,127	122,415
Average sales price:
Gas ($ per Mcf)	6.90	10.22
Oil ($ per Bbl)	65.61	83.67
Average production expense and Taxes ($ per BOE):
North America	13.80	10.40
South America	24.75	27.03

Natural Gas and Oil Reserves

The following table summarizes the estimates of our historical net proved reserves as of December 31, 2007 and 2008, and the present value attributable to these reserves at these dates. The reserve data and present values were prepared by Aluko & Associates, Inc. and Lonquist & Co. LLC, independent petroleum engineering consultants for 2007 and 2008, respectively:

	At December 31,
	2007	2008
Net proved reserves (1):
Natural gas (Mcf)	135,649	18,774
Oil (Bbls)	1,285,239	213,416
Standardized measure of discounted future net Cash flows (2)	$55,951,503	$3,151,493

(1)	At December 31, 2008, net proved and proved developed reserves, by region, consisted of 211,475 barrels of oil in South America and 1,941 barrels of oil in North America; all natural gas reserves were in North America.

(2)	The standardized measure of discounted future net cash flows represents the present value of future net revenues after income tax discounted at 10% per annum and has been calculated in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” (see Note 11—Supplemental Information on Oil and Gas Exploration, Development and Production Activities (Unaudited)) and in accordance with current SEC guidelines, and does not include estimated future cash inflows from hedging. The standardized measure of discounted future net cash flows attributable to our reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum.

In accordance with applicable requirements of the Securities and Exchange Commission, we estimate our proved reserves and future net cash flows using sales prices and costs estimated to be in effect as of the date we make the reserve estimates. We hold the estimates constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. Oil and gas prices, which have fluctuated widely in recent years, affect estimated quantities of proved reserves and future net cash flows. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control. The reserve data contained in this report represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those we use, may vary. In addition, estimates of reserves may be revised based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revision may be material. Accordingly, reserve estimates may be different from the quantities of natural gas and oil that we are ultimately able to recover and are highly dependent upon the accuracy of the underlying assumptions. Our estimated proved reserves have not been filed with or included in reports to any federal agency.

Leasehold Acreage

The following table sets forth as of December 31, 2008, the gross and net acres of proved developed and proved undeveloped and unproven gas and oil leases which we hold or have the right to acquire:

	Proved Developed		Proved Undeveloped		Unproven
	Gross	Net	Gross	Net	Gross	Net
Texas	1,210.38	51.30	0.00	0.00	0.00	0.00
Louisiana	2,390.00	90.68	0.00	0.00	8,170.12	1,704.15
Oklahoma	160.00	3.78	0.00	0.00	0.00	0.00
Colombia	1,600.00	200.00	1,920.00	240.00	595,887.00	64,931.00

Total	5,360.38	345.76	1,920.00	240.00	604,057.12	66,635.15

During 2008, we acquired, through our 1.594674% interest in Hupecol Caracara LLC, an interest in the La Cuerva Contract covering approximately 48,000 acres in Colombia.

During 2008, we also acquired interests in two additional prospects in South Louisiana for which we advanced leasehold costs and delay rentals of approximately $231,403. We sold our interest in one of the prospects—the North Henry Bayou prospect—during 2008, retaining a 4.5% carried interest in the prospect, for which we received $60,301 and sold our interest in the second prospect—the Home Run prospect—during 2008 for which we received $213,395.

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

2009 Drilling and Operating Plans

As a result of the continued depressed commodity price environment in the first quarter of 2009, Hupecol, the operator of our Colombian properties, made the determination in early March to temporarily shut-in production from the majority of our wells in Colombia. During the first quarter of 2009, most of our Colombian wells remained profitable to operate; however, the Hupecol managing partners chose not to continue to produce what they considered valuable oil reserves at these low levels of profitability.

On March 14th, the Company was notified by Hupecol that the majority of its productive wells will be immediately restored to production.

As of January 1, 2009, we planned to drill a total of 11 wells during 2009, of which three wells are planned to be drilled on our domestic exploration projects and eight wells are planned to be drilled on our Colombian exploration projects. The following table reflects planned drilling activities during 2009:

Location	Prospect Name	# of Planned Wells
Llanos Basin, Colombia	La Cuerva Contract	2
Llanos Basin, Colombia	Dorotea Concession	2
Llanos Basin, Colombia	Las Garzas Concession	1
Llanos Basin, Colombia	Leona Concession	1
Llanos Basin, Colombia	Camarita Concession	1
Llanos Basin, Colombia	Surimena Concession	1
Louisiana—Vermilion Parish	North Jade	1
Louisiana—Iberville Parish	W. Klondike	1
Louisiana—Iberville Parish	Home Run	1

Our planned drilling activity is subject to change from time to time without notice. In particular, the recent sharp decline in oil and gas prices may result in delays in, or abandonment of, planned drilling operations. Additional wells are expected to be drilled at locations to be determined based on the results of the planned drilling projects and prevailing market conditions.

Marketing

At January 1, 2009, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of March 1, 2009, we had 3 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

We May Be Affected by General Economic Conditions

The disruption experienced in U.S. and global credit markets during second half of 2008 has resulted in projected decreases in demand for oil and natural gas, resulting in a sharp drop in energy prices, and has affected the availability and cost of capital. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may have a material adverse effect on our results of operations, financial condition and liquidity. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis. With respect to Houston American Energy, while we have no immediate need to access the credit markets in the foreseeable future, the impact of the current crisis on our ability to obtain financing in the future, if needed, and the cost and terms of same, is unclear. From an operating standpoint, the current crisis has resulted in a steep decline in the price of oil and natural gas, a marked decline in the value of our reserves, a determination in March 2009 to temporarily shut-in production from our Colombian wells and will result in reduced revenues and reduced profitability and, if prices continue to decline, may result in deterioration of our financial position.

A substantial percentage of our properties are undeveloped; therefore the risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

Because a substantial percentage of our properties are unproven or proved undeveloped, we will require significant additional capital to prove and develop such properties before they may become productive. At December 31, 2008, approximately 58.1% of our proved reserves were producing. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we have and may be required to further write down the carrying value of our oil and natural gas properties. A write-down could constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. During the years ended December 31, 2007 and 2008, revisions to prior estimates resulted in significant negative revisions to our proved reserves. Negative revisions during fiscal year 2007 amounted to 57.7% of prior year-end proved natural gas reserves and 40.2% of prior year-end proved oil reserves. Product sales and negative revisions during fiscal year 2008 amounted to 86.2% of prior year-end proved gas reserves and 83.4% of prior year-end proved oil reserves.

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

We are an investor in Hupecol and our interest in the assets and operations of Hupecol represent all of our assets and operations in Colombia and are our principal assets and operations. During 2008, Hupecol sold its interest in the Caracara Association Contract, the largest single prospect in terms of reserves and revenues in which we then held an interest. Also, during 2008, Hupecol acquired an interest in the La Cuerva Contract. In early March 2009, Hupecol determined to temporarily shut-in production from our Colombian properties. It is possible that Hupecol will carry out similar sales or acquisitions of prospects or make similar decisions in the future. Our management intends to closely monitor the nature and progress of future transactions by Hupecol in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction.

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

Our success will depend on our ability to retain John F. Terwilliger, our principal executive officer, and James Jacobs, our chief financial officer, and to attract other experienced management and non-management employees, including engineers, geoscientists and other technical and professional staff. We will depend, to a large extent, on the efforts, technical expertise and continued employment of such personnel and members of our management team. If members of our management team should resign or we are unable to attract the necessary personnel, our business operations could be adversely affected.

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

Market conditions or the unavailability of satisfactory transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

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

At March 1, 2009, our directors and executive officers owned approximately 46.6% of our outstanding common stock. As a result, our current directors and executive officers are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. Such level of control of the company may delay or prevent a change of control on terms favorable to the other shareholders and may adversely affect the voting and other rights of other shareholders.

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

We may from time to time be a party to lawsuits incidental to our business. As of March 1, 2009, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “HUSA.” The following table sets forth the range of high and low sale prices of our common stock for each quarter during the past two fiscal years.

		High	Low
Calendar Year 2008	Fourth Quarter	$6.01	$2.05
	Third Quarter	11.23	5.25
	Second Quarter	11.22	4.02
	First Quarter	4.27	2.76

Calendar Year 2007	Fourth Quarter	$4.44	$2.46
	Third Quarter	6.10	2.29
	Second Quarter	6.14	4.71
	First Quarter	7.35	3.23

At March 12, 2009, the closing price of the common stock on Nasdaq was $2.33.

Holders

As of March 4, 2009, there were approximately 947 shareholders of record of our common stock.

Dividends

Commencing in the third quarter of 2008 and continuing in the fourth quarter of 2008, we declared and paid a quarterly cash dividend of $0.02 per share on our common stock.

The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,392,333	$6.21	1,307,667
Equity compensation plans not approved by security holders	—	—	—

Total	1,392,333	$6.21	1,307,667

(1)	Consists of 500,000 shares reserved for issuance under the Houston American Energy Corp. 2005 Stock Option Plan and 2,200,000 shares reserved for issuance under the Houston American Energy 2008 Equity Incentive Plan.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the change in the cumulative total return of Houston American Energy’s common stock, the Dow Jones U.S. Exploration and Production Index, and the S&P 500 Index for the five years ended December 31, 2008. The graph assumes that $100 was invested in the Company’s common stock and each index on December 31, 2003.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG

HOUSTON AMERICAN ENERGY CORPORATION, THE S&P 500 INDEX

AND DJ U.S. EXPL & PROD. INDEX

	December 31,
	2003	2004	2005	2006	2007	2008
Houston American Energy Corporation	$100	$215	$288	$2,165	$897	$1,006
S&P 500 Index	$100	$140	$230	$241	$344	$344
DJ U.S. Expl. & Prod. Index	$100	$109	$112	$128	$132	$132

Item 6.	Selected Financial Data

The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2008. This information is derived from our Financial Statements and the notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenue:
Oil and gas revenue	$10,622,050	$4,977,172	$3,202,731	$2,780,457	$1,182,063
Commissions	—	—	—	60,000	—

Total revenues	10,622,050	4,977,172	3,202,731	2,840,457	1,182,063

Expenses of operations:
Lease operating expense and severance tax	3,366,740	1,841,119	1,017,440	953,624	413,723
Joint venture expense	183,510	149,200	167,023	61,500	41,944
Depreciation and depletion	5,816,691	1,099,826	887,911	363,196	211,759
Impairment of oil and gas properties	5,621,106	348,019	—	—	—
General and administrative expense	3,152,930	1,568,228	1,231,079	835,829	333,412
Gain on sale of oil and gas properties	(7,615,236)	—	—	—	—

Total operating expenses	10,525,741	5,006,392	3,303,453	2,214,149	1,000,838

Income (loss) from operations	96,309	(29,220)	(100,722)	626,308	181,225
Other (income) expense:
Interest income	(295,375)	(649,742)	(496,490)	(34,191)	(6,058)
Interest expense	—	—	57,278	111,920	—
Interest expense—related party	—	—	20,440	72,000	72,000
Interest expense—derivative	—	—	37,773	319,714	—
Loss on change in fair value of derivative	—	—	170,949	402,628	—
Financing costs	—	—	110,787	16,816	—

Total other (income) expense	(295,375)	(649,742)	(99,263)	888,887	65,942

Net income (loss) before income taxes	391,684	620,572	(1,459)	(262,579)	115,283
Income tax expense (benefit)	(73,261)	127,116	510,637	239,201	—

Net income (loss)	$464,945	$493,456	$(512,096)	$(501,780)	$115,283

Basic net income (loss) per share	$0.02	$0.02	$(0.02)	$(0.03)	$0.01

Diluted net income (loss) per share	$0.02	$0.02	$(0.02)	$(0.03)	$0.01

Cash dividends paid per share	$0.04	$—	$—	$—	$—

Cash Flow Data:
Cash flow from operating activities	$1,452,054	$1,801,481	$1,239,446	$694,581	$297,995
Cash flow from investing activities	8,787,853	(1,792,671)	(17,507,371)	(1,589,594)	(590,247)
Cash flow from financing activities	(747,031)	—	14,952,833	1,897,500	350,443

Balance Sheet Data (at end of period):
Working capital (deficit)	$10,536,834	$10,358,502	$14,202,160	$(1,041,453)	$771,392
Property, plant and equipment, net	5,263,131	10,017,045	5,248,272	2,631,245	1,403,551
Total assets	22,637,054	20,714,797	19,985,883	5,052,483	2,458,419
Long-term debt, less current portion	—	—	—	975,416	1,000,000
Total stockholders’ equity	21,048,248	20,243,447	19,414,783	728,227	1,178,110

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Developments During 2008 and 2009

Drilling Activity

During 2008, we drilled 15 international wells in Colombia, as follows:

•	13 wells were drilled on concessions in which we hold a 12.5% working interest; of which, at December 31, 2008, 10 were in production and 3 were dry holes.

•	One well was drilled on concessions in which we hold a 6.25% working interest and was deemed a dry hole.

•	One well was drilled on a concession in which we hold a 1.6% working interest, was sold as part of the Caracara transaction and was in production at the time of that sale.

During 2008, one domestic well, (the N. Bayou Henry Prospect) was drilled and was deemed a dry hole.

The Caddo Lake prospect was drilled during the fourth quarter of 2007. During the fourth quarter of 2008, pipeline construction and connection to the well was completed and several completion attempts in the Cotton Valley formation were not successful. Currently a Bossier Shale test is planned subject to a unit and permit being granted.

At December 31, 2008, two wells were being drilled in Colombia and one well was being drilled in the U.S.

Sale of Caracara Assets

In June 2008, we, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of our interest in the Caracara Association Contract and related assets. Pursuant to our investment in Hupecol Caracara LLC, we held a 1.594674% working interest in the Caracara assets, covering approximately 232,500 acres, representing our principal, and initial, Colombian prospect. At December 31, 2007, the estimated proved reserves associated with these assets totaled 787,742 barrels of oil, which represented 60.37% of our estimated proved oil and natural gas reserves.

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

Production from the Caracara prospect accounted for $3,005,140 and $3,703,739 of our revenues during 2008 and 2007, respectively.

Lease operating expense from the Caracara prospect accounted for $458,240 and $641,583 of our lease operating expense during 2008 and 2007, respectively.

Leasehold Activity

During 2008, we acquired, through our 1.594674% interest in Hupecol Caracara LLC, an interest in the La Cuerva Contract covering approximately 48,000 acres in Colombia.

During 2008, we acquired interests in two additional prospects in South Louisiana for which we advanced leasehold costs and delay rentals of approximately $231,403. We sold our interest in one of the prospects—the North Henry Bayou prospect—during 2008, retaining a 4.5% carried interest in the prospect, for which we received $60,301 and sold our interest in the second prospect—the Home Run prospect—during 2008 for which we received $213,395.

Seismic Activity

During 2008, our operator in Colombia acquired approximately 65 miles of additional seismic and geological data. The additional data relates primarily to prospects in which we hold a 12.5% working interest. Our share of the costs of such data acquisition was $309,061. The operator also acquired additional seismic data on the La Cuerva prospect. Our share of this cost was $41,030.

During 2008 we shot an additional 32.824 square miles combined of seismic on the Las Garzas and Leona contracts.

Executive Compensation—Restricted Stock, Stock Options and Bonus Payments

During 2008, we recognized compensation expense, in addition to salaries, to our two executive officers consisting of (1) $400,320 attributable to grants of 55,600 shares of restricted stock, (2) payment of cash bonuses totaling $750,000, which bonuses were contingent on the completion of the sale of the Caracara assets and were paid in June 2008, and (3) $670,045 attributable to grants of stock options.

Dividends

During the third and fourth quarters of 2008, we declared and paid cash dividends to our shareholders of $0.02 per share, or an aggregate of $1,122,031.

Macroeconomic Impact on Oil and Natural Gas Prices

Late in the third quarter of 2008 and accelerating during the fourth quarter of 2008, the United States and global economies suffered a severe disruption in credit and financial markets that have been accompanied by economic contraction and a sharp drop in the price of oil and natural gas due to a projected decline in demand for oil and natural gas. We have not historically entered into hedging transactions to reduce our exposure to commodity price risks. As a result of such macroeconomic conditions and our unhedged position, the prices at which we sell oil and natural gas declined markedly during the fourth quarter of 2008 and are expected to remain at substantially lower levels for the foreseeable future. Our total revenues and profitability declined during the fourth quarter of 2008 as a result of the decline in oil and natural gas prices and a reduction in our production and are expected to continue to be adversely affected for the foreseeable future.

Determination to Temporarily Shut-in Colombian Production

As a result of the continued depressed commodity price environment in the first quarter of 2009, Hupecol, the operator of our Colombian properties, made the determination to temporarily shut-in production from the majority of our wells in Colombia. During the first quarter of 2009, most of our Colombian wells remained profitable to operate; however, the Hupecol managing partners chose not to continue to produce what they considered valuable oil reserves at these low levels of profitability.

On March 14th, the Company was notified by Hupecol that the majority of its productive wells will be immediately restored to production.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2008. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Excess costs are charged to proved properties impairment expense.

Unevaluated Oil and Gas Properties. Unevaluated oil and gas properties consist principally of our cost of acquiring and evaluating undeveloped leases, net of an allowance for impairment and transfers to depletable oil and gas properties. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to depletable oil and gas properties. Additionally, we review the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases. We record an allowance for impairment based on a review of present value of future cash flows. Any resulting charge is made to operations and reflected as a reduction of the carrying value of the recorded asset. Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2007 and 2008:

	At December 31, 2007	At December 31, 2008
Acquisition costs	$192,843	$221,253
Evaluation costs	719,102	1,815,122
Retention costs	86,861	28,191

Total	$998,806	$2,064,566

The carrying value of unevaluated oil and gas prospects include $480,532 and $88,681 expended for properties in South America at December 31, 2007 and December 31, 2008, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Subordinated Convertible Notes and Warrants—Derivative Financial Instruments. The Subordinated Convertible Notes and Warrants issued during 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Oil and Gas Revenues. Total oil and gas revenues increased $5,644,878, or 113.4%, to $10,622,050 in fiscal 2008 compared to $4,977,172 in fiscal 2007.

The increase in oil and gas revenue is principally due to increased production resulting from the development of the Colombian fields, particularly fields in which we hold a higher working interest (12.5%), and higher oil prices during the first three quarters of 2008, partially offset by the sale of 34 producing wells as part of the Caracara transaction during the second quarter of 2008. During 2008, we had interests in 45 producing wells in Colombia, including the 34 Caracara wells, and 6 producing wells in the U.S as compared to 39 producing wells in Colombia and 7 producing wells in the U.S. during 2007.

Oil and gas revenues from the Caracara prospect totaled $3,005,140 and $3,703,739 during 2008 and 2007, respectively.

The following table sets forth a comparison of hydrocarbon prices for 2008 and 2007:

	2008	2007
Hydrocarbon prices:
Oil—Average price per barrel	$83.67	$65.61
Gas—Average price per mcf	$10.22	$6.90

As a result of the sharp worldwide economic decline during the second half of 2008, our average prices realized from the sale of oil and gas declined markedly in the fourth quarter of 2008 to $59.26 per barrel of oil and $6.20 per mcf of gas. That decline in prices continued into 2009 and, as a result of such decline and the determination to temporarily shut-in production from our wells in Colombia during March of 2009, 2009 revenues are expected to decline.

The following table sets forth a comparison of oil and gas sales by region during 2008 and 2007.

Sales:	2008	2007
Oil Colombia	$10,211,579	$4,531,640
US	157,492	140,313

Total—Oil	$10,369,071	$4,671,953

Gas Colombia	$0	$0
US	252,979	305,219

Total—Gas	$252,979	$305,219

Natural Gas production was down in 2008 due to production declines related to our domestic wells.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombia operations discussed below, increased 82.9% to $3,366,740 in 2008 from $1,841,119 in 2007.

The increase in lease operating expenses was attributable to the increase in the number of wells operated during 2008 and increased activities on prospects in which we hold a higher working interest (12.5%) during 2008 as compared to 2007, partially offset by the elimination of lease operating expenses on the Caracara assets following the sale of the assets in June 2008.

Following is a summary comparison of lease operating expenses, by region, for 2008 and 2007:

	2008	2007
Lease Operating Expenses:
Colombia	$3,232,213	$1,710,689
U.S.	134,527	130,430

Total	$3,366,740	$1,841,119

Joint Venture Expenses. Joint venture expenses totaled $183,510 in 2008 compared to $149,200 in 2007. The joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by the operator of the Colombian concessions. The increase in joint venture expenses was attributable to an increase in drilling activity in concessions in which we own a higher working interest.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 428.9% to $5,816,691 in 2008 from $1,099,826 in 2007. This significant increase was due to a 37.6% increase in the depletable cost pool attributable to the drilling results on prospects in which we hold a higher interest, as well as a significant decrease in our proved reserve estimates at year end; partially offset by the sale of our interest in the Caracara prospect.

Impairment Expense. During 2008, we recorded a provision for impairments of $5,621,106, most of which was attributable to our South American properties. Impairments related to reduced commodity prices at year end and lower reserve estimates for our Colombian wells, as well as reduced reserve estimates for our U.S. properties as a result of lower commodity prices and lower then expected production volumes, as well as the lack of commercial production on our Caddo Lake prospect.

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

General and Administrative Expenses. General and administrative expense increased by 101% to $3,152,930 in 2008 from $1,568,228 in 2007. The increase in general and administrative expense was primarily attributable to increases in compensation expense relating to one time restricted stock grants ($400,320), cash bonuses payable on closing of the Caracara sale ($750,000) and stock options grants ($686,567).

Gain on sale of oil & gas properties. The sale of our Caracara assets resulted in a gain of $7,615,236 during 2008. The gain realized may be subject to adjustment based on post-closing adjustments.

Other Income. Other income consists of interest income earned on cash balances and marketable securities.

Interest income decreased 54.5% to $295,375 during 2008 from $649,792 during 2007. The decrease in interest income was attributable to reduced interest rates on short term cash investments and slightly reduced cash and cash equivalent amounts held through the year.

Income Tax Expense. Income tax expense decreased to a benefit of ($73,261) in 2008 from income tax expense of $127,116 in 2007. The decrease in income tax expense was attributable to the overall decrease to net income, due to the book impairment write-down on oil and gas properties, as well as the tax gain on the sale of the Caracara property. A deferred income tax benefit in the amount of $5,273,567 was attributable to the US and income tax expense in the amount of $5,200,306 was attributable to Colombia. Income tax expense during 2007 was entirely attributable to operations in Colombia. No U.S. income tax liability was recorded in 2007. At December 31, 2008, we had foreign tax credit carryovers of $2,019,488.

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

Stock based compensation expense included in general and administrative expenses increased by 15.7% to $335,208 in 2007 as compared to $289,755 in 2006. The increase in stock-based compensation expense was attributable to the 2006 grant of stock options in connection with the hiring of our chief financial officer and the grants of options to our directors during 2007.

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

Income Tax Expense (Benefit). Income tax expense decreased to $127,116 in 2007 from $510,637 in 2006. The decrease in income tax expense during 2007 was attributable to a gain of $662,668 associated with the reallocation by Hupecol of certain Colombian tax credits among the members of the various Hupecol entities, partially offset by an increase in revenue and an effective tax rate increase in Colombia. Income tax expense during 2007 and 2006 was entirely attributable to operations in Colombia. We recorded no U.S. income tax liability in 2007 or 2006. At December 31, 2007, we had net operating loss carry forward of approximately $832,821 and foreign tax credits of approximately $875,873.

Financial Condition

Liquidity and Capital Resources. At December 31, 2008, we had a cash balance of $9,910,694 and working capital of $10,536,834 compared to a cash balance of $417,818 and working capital of $10,358,502 at December 31, 2007. The increase in working capital during the period was attributable to the sale proceeds from the Caracara sale offset by increased drilling activity in Colombia and lower product prices.

Cash Flows. Operations provided cash during 2008 totaling $1,452,054 as compared to $1,801,481 of cash provided by operations during 2007. The decrease in cash flows from operations was primarily a result of cash taxes paid in Colombia.

Investing activities provided $8,787,853 during 2008 compared to $1,792,672 used during 2007. The funds provided by investing activities reflect the receipt of proceeds from the sale of the Caracara assets ($9,878,797) and the Home Run and North Henry Bayou prospects ($273,696), as well as the net sale of marketable securities of ($9,650,000) during 2008 and ($4,350,000) during 2007. Funds used in investing activities consisted primarily of investments in oil and gas properties and assets of ($10,841,353) during 2008 and ($6,142,672) during 2007.

Financing activities used $747,031 during 2008, consisting of cash dividends paid in the amount of $1,122,031, partially offset by the receipt of $375,000 from the exercise of outstanding warrants. We had no financing activities during 2007.

Long-Term Liabilities. At December 31, 2008, we had long-term liabilities of $205,524 as compared to $135,267 at December 31, 2007. Long-term liabilities at December 31, 2008 and December 31, 2007 consisted of a reserve for plugging costs and deferred rent liability. The increase in 2008 of long-term liabilities was a result of increased plugging cost from drilling in Colombia.

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

During 2008, we invested approximately $10,841,353 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 15 wells in Colombia ($9,212,662), (2) seismic and geological costs in Colombia ($700,427), (3) delay rentals on U.S. properties ($40,977), (4) leasehold costs on U.S. properties ($188,550) and (5) capital expenditures on U.S. wells ($698,737).

At December 31, 2008, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2008:

	Payments due by period
	Total	2009	2010	2011	2012
Operating leases	289,474	81,945	84,315	86,684	36,530

Total	289,474	81,945	84,315	86,684	36,530

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

2009 Planned Drilling, Leasehold and Other Activities. As of December 31, 2008, we planned to drill a total of 11 wells during 2009, of which three wells are planned to be drilled on our domestic exploration projects and eight wells are planned to be drilled on our Colombian exploration projects. The following table reflects planned drilling activities during 2009:

Location	Prospect Name	# of Planned Wells
Llanos Basin, Colombia	La Cuerva Contract	2
Llanos Basin, Colombia	Dorotea Concession	2
Llanos Basin, Colombia	Las Garzas Concession	1
Llanos Basin, Colombia	Leona Concession	1
Llanos Basin, Colombia	Camarita Concession	1
Llanos Basin, Colombia	Surimena Concession	1
Louisiana—Vermilion Parish	North Jade	1
Louisiana—Iberville Parish	W. Klondike	1
Louisiana—Iberville Parish	Home Run	1

Additional wells are expected to be drilled at locations to be determined based on the results of the planned drilling projects. Our planned drilling activity is subject to change from time to time without notice. In particular, the recent sharp decline in oil and gas prices may result in delays in, or abandonment of, planned drilling operations.

We also plan to selectively evaluate and acquire interests in additional drilling prospects.

At December 31, 2008, our acquisition and drilling budget for 2009 totaled approximately $2,950,000, consisting of (1) $1,850,000 for drilling of eight wells in Colombia, (2) $1,000,000 for drilling of three domestic wells, and (3) $100,000 for infrastructure construction related cost in Colombia. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2008.

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

We have not historically entered into any hedges or other derivative commodity instruments or transactions designed to manage, or limit exposure to oil and gas price volatility.

Item 8.	Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements” on page 35 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Previously disclosed. See Form 8-K, filed April 19, 2007.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Based on our assessment, management has concluded that our internal control over financial reporting at December 31, 2008 were effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by GBH CPAs, PC, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

At September 30, 2008, we identified deficiencies in segregation of duties as a weakness in internal controls. During the fourth quarter of 2008 we increased the involvement of members of management and other personnel in the financial processes in order to provide for the segregation of duties. As a result of such changes, we determined that the previously identified weakness no longer existed at December 31, 2008.

Except as noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2008, and their ages and positions as of that date, are as follows:

Name	Age	Position
John F. Terwilliger	61	President, Chief Executive Officer and Chairman
James J. Jacobs	31	Chief Financial Officer

John F. Terwilliger has served as our President, CEO and Chairman since our inception in April 2001.

James J. Jacobs has served as our Chief Financial Officer since July 2006. From April 2003 until joining the Company, Mr. Jacobs served as an Associate and as Vice President—Energy Investment Banking at Sanders Morris Harris, Inc., an investment banking firm, where he specialized in energy sector financing and transactions. Previously, Mr. Jacobs was an Energy Finance Analyst at Duke Capital Partners, LLC from June 2001 to April 2003 and a Tax Consultant at Deloitte & Touché, LLP. Mr. Jacobs holds a Masters of Professional Accounting from the University of Texas and is a Certified Public Accountant.

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

Equity compensation plan information is set forth in Part II, Item 5 of this Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page 30 of this report.

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	8/3/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	8/3/01	4.1

10.1	Form of Registration Rights Agreement, dated May 4, 2005	8-K	5/10/05	4.3

10.2	Houston American Energy Corp. 2005 Stock Option Plan*	8-K	8/16/05	10.1

10.3	Form of Director Stock Option Agreement*	8-K	8/16/05	10.2

10.4	Form of Placement Agent Warrant, dated April 28, 2006	8-K	4/28/06	4.1

10.5	Form of Registration Rights Agreement, dated April 28, 2006	8-K	4/28/06	4.2

10.6	Form of Subscription Agreement, dated April 2006 relating to the sale of shares of common stock	8-K	4/28/06	10.1

10.7	Form of Lock-Up Agreement, dated April 2006	8-K	4/28/06	10.2

10.8	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	4/28/08	Ex A

10.9	Form of Restricted Stock Agreement with John Terwilliger and James J. Jacobs*	Sch 14A	4/28/08	Ex B

10.10	Letter Agreement, dated February 3, 2009, between Houston American Energy Corp., Yazoo Pipeline Co., L.P., Sterling Exploration & Production Co., L.L.C., and Matagorda Operating Company.	8-K	2/05/09	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	3/26/04	14.1

23.1	Consent of Thomas Leger & Co. L.L.P.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
23.2	Consent of Malone & Bailey, P.C.				X

23.3	Consent of GBH CPAs, P.C.				X

31.1	Section 302 Certification of CEO				X

31.2	Section 302 Certification of CFO				X

32.1	Section 906 Certification of CEO				X

32.2	Section 906 Certification of CFO				X

99.1	Code of Business Ethics	8-K	7/7/06	99.1

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 16, 2009

	By:	/s/ JOHN F. TERWILLIGER
John F. Terwilliger President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN F. TERWILLIGER John F. Terwilliger	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2009

/s/ O. LEE TAWES, III O. Lee Tawes, III	Director	March 16, 2009

/s/ EDWIN BROUN III Edwin Broun III	Director	March 16, 2009

/s/ STEPHEN HARTZELL Stephen Hartzell	Director	March 16, 2009

/s/ JOHN P. BOYLAN John P. Boylan	Director	March 16, 2009

/s/ JAMES J. JACOBS James J. Jacobs	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2009

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Houston American Energy Corp.

Houston, Texas

We have audited Houston American Energy Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based upon our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Houston American Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based upon the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Houston American Energy Corp. as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated March 16, 2009 expressed an unqualified opinion thereon.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Houston American Energy Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Houston American Energy Corp. (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Houston American Energy Corp.’s internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009 expressed an unqualified opinion thereon.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Houston American Energy Corp.

Houston, Texas

We have audited the accompanying balance sheet of Houston American Energy Corp. as of December 31, 2007 and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

March 27, 2008, except for Note 4, to which the date is March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Houston American Energy Corp.

Houston, Texas

We have audited the statements of operations, shareholders’ equity, and cash flows of Houston American Energy Corp. for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the statements of operations, shareholders’ equity, and cash flows referred to above present fairly, in all material respects, the results of the operations of Houston American Energy Corp. for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

(Formerly Thomas Leger & Co., L.L.P.)

March 26, 2007

Houston, Texas

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$9,910,694	$417,818
Marketable securities	—	9,650,000
Accounts receivable—Oil and gas sales	315,631	577,512
Escrow receivable	1,673,551	—
Prepaid expenses and other current assets	20,240	49,255

TOTAL CURRENT ASSETS	11,920,116	10,694,585

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	17,550,268	12,714,669
Costs not being amortized	2,064,566	998,806
Office equipment	11,878	11,878

Total	19,626,712	13,725,353

Accumulated depletion, depreciation, amortization, and impairment	(14,363,581)	(3,708,308)

PROPERTY, PLANT AND EQUIPMENT, NET	5,263,131	10,017,045

Deferred Tax Asset	5,277,354	—
Other assets	176,453	3,167

TOTAL ASSETS	$22,637,054	$20,714,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,363,827	$260,222
Accrued expenses	9,264	1,720
Foreign income taxes payable	10,191	74,141

TOTAL CURRENT LIABILITIES	1,383,282	336,083

LONG-TERM DEBT
Reserve for plugging and abandonment costs	185,910	115,061
Deferred rent obligation	19,614	20,206

TOTAL LONG-TERM DEBT	205,524	135,267

SHAREHOLDERS’ EQUITY
Common stock, par value $.001;
100,000,000 shares authorized, 28,000,772 and 27,920,172 shares issued and outstanding	28,001	27,920
Additional paid-in capital	22,631,773	22,377,832
Treasury stock, at cost; 100,000 shares	—	(85,834)
Accumulated deficit	(1,611,526)	(2,076,471)

TOTAL SHAREHOLDERS’ EQUITY	21,048,248	20,243,447

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,637,054	$20,714,797

The accompanying notes are an integral part of these financial statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Oil and gas revenue	$10,622,050	$4,977,172	$3,202,731

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	3,366,740	1,841,119	1,017,440
Joint venture expense	183,510	149,200	167,023
Depreciation and depletion	5,816,691	1,099,826	887,911
Impairment of oil and gas properties	5,621,106	348,019	—
Gain on sale of oil and gas properties	(7,615,236)	—	—
General and administrative expense	3,152,930	1,568,228	1,231,079

Total expenses	10,525,741	5,006,392	3,303,453

Income (Loss) from operations	96,309	(29,220)	(100,722)

OTHER (INCOME) EXPENSE
Interest income	(295,375)	(649,792)	(496,490)
Interest expense-derivative	—	—	37,773
Loss on change in fair value of derivative liabilities	—	—	170,949
Interest expense	—	—	57,278
Interest expense—related party	—	—	20,440
Financing costs	—	—	110,787

Total other income	(295,375)	(649,792)	(99,263)

Net Income (loss) before taxes	391,684	620,572	(1,459)

Income tax expense (benefit)	(73,261)	127,116	510,637

Net income (loss)	$464,945	$493,456	$(512,096)

Basic net income (loss) per share	$0.02	$0.02	$(0.02)

Diluted net income (loss) per share	$0.02	$0.02	$(0.02)

Basic weighted average shares	27,992,808	27,920,172	25,087,847

Diluted weighted average shares	28,038,847	28,132,375	25,087,847

The accompanying notes are an integral part of these financial statements

HOUSTON AMERICAN ENERGY CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock			Treasury Stock		Accumulated Equity	Total
	Shares	Amount	Paid-in Capital	Shares	Amount	(Deficit)
Balance at December 31, 2005	19,970,589	$19,971	$2,851,921	(100,000)	$(85,834)	$(2,057,831)	$728,227

Stock issued for -
Cash	5,533,333	5,533	15,356,050	—	—	—	15,361,583
Convertible notes	2,125,000	2,125	2,122,875	—	—	—	2,125,000
Warrant exercise	291,250	291	490,959	—	—	—	491,250
Options issued to director	—	—	70,200	—	—	—	70,200
Options issued to employee	—	—	219,555	—	—	—	219,555
Reclassification of derivative liabilities and discount on convertible note	—	—	931,064	—	—	—	931,064

Net Loss	—	—	—	—	—	(512,096)	(512,096)

Balance at December 31, 2006	27,920,172	27,920	22,042,624	(100,000)	(85,834)	(2,569,927)	19,414,783

Stock issued for -
Options issued to director	—	—	143,100	—	—	—	143,100
Options issued to employee	—	—	192,108	—	—	—	192,108

Net Income	—	—	—	—	—	493,456	493,456

Balance at December 31, 2007	27,920,172	27,920	22,377,832	(100,000)	(85,834)	(2,076,471)	20,243,447

Retired treasury stock	(100,000)	(100)	(85,734)	100,000	85,834	—	—

Stock issued for -
Employees	55,600	56	400,264	—	—	—	400,320
Warrant Exercise	125,000	125	374,875	—	—	—	375,000
Options issued to director	—	—	15,113	—	—	—	15,113
Options issued to employee	—	—	671,454	—	—	—	671,454
Dividends paid	—	—	(1,122,031)	—	—	—	(1,122,031)

Net Income	—	—	—	—	—	464,945	464,945

Balance at December 31, 2008	28,000,772	28,001	22,631,773	—	—	(1,611,526)	21,048,248

The accompanying notes are an integral part of these financial statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$464,945	$493,456	$(512,096)

Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and depletion	5,816,691	1,099,826	887,911
Stock based compensation	1,086,887	335,208	289,755
Impairment of oil and gas properties	5,621,106	348,019	—
Amortization of debt discount and deferred financing costs	—	—	148,557
Change in fair value of derivatives	—	—	170,949
Deferred Tax Asset	(5,277,354)
Accretion of asset retirement obligation	17,501	2,299	—
Amortization of deferred rent	(592)	20,206	—
Gain on sale of oil and gas properties	(7,615,236)	—	—
Decrease (increase) in accounts receivable	278,716	(281,401)	247,786
Decrease in prepaid expense	12,191	(19,931)	9,965
(Decrease) increase in accounts payable and accrued liability	1,047,199	(196,201)	(3,381)

Net cash provided by operations	1,452,054	1,801,481	1,239,446

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of marketable securities	(3,000,000)	(3,150,000)	(17,000,000)
Sales of marketable securities	12,650,000	7,500,000	3,000,000
Acquisition of oil and gas properties and assets	(10,841,353)	(6,142,671)	(3,507,371)
Proceeds from sale of Colombian properties, net of expenses	9,878,797	—	—
Proceeds from sale of USA properties, net of expenses	273,696	—	—
Increase in other assets	(173,287)	—	—

Net cash provided by (used in) investing activities	8,787,853	(1,792,671)	(17,507,371)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock—net of costs	—	—	15,361,583
Exercise of warrants	375,000	—	491,250
Repayment of debt—related party	—	—	(900,000)
Dividends Paid	(1,122,031)	—	—

Net cash provided by (used in) financing activities	(747,031)	—	14,952,833

INCREASE (DECREASE) IN CASH	9,492,876	8,810	(1,315,092)
Cash, beginning of year	417,818	409,008	1,724,100

Cash, end of year	$9,910,694	$417,818	$409,008

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$77,718
Taxes paid	$5,200,306	$849,586	$261,891

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes to common stock	—	—	$2,445,345
Exercise of warrants	—	—	$610,719
Asset retirement obligation revision	99,981	39,221	—
Retired treasury stock	85,834	—	—
Cash proceeds from sale of oil and gas properties escrowed	1,673,551	—	—

The accompanying notes are an integral part of these financial statements

NOTE 1—NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidation

The accompanying consolidated financial statements include all accounts of HUSA and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2008 or 2007.

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

Depletion and amortization for oil and gas properties was $5,816,691, $1,099,826 and $887,911 at December 31, 2008, 2007 and 2006, respectively and accumulated amortization, depreciation and impairment was $14,363,581 at December 31, 2008.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, using prices in effect at the end of the period with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Unevaluated oil and gas properties not subject to amortization at December 31, 2008 include the following:

	North America	South America	Total
Leasehold acquisition costs	221,253	—	221,253
Geological, geophysical, screening and evaluation costs	1,379,692	435,431	1,815,123
Leasehold retention costs	28,191	—	28,191

Total	1,629,136	435,431	2,064,567

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $0, $1,944 and $2,300 at December 31, 2008, 2007 and 2006, respectively and accumulated depreciation was $11,878 at December 31, 2008.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. For the Company, asset retirement obligations (“ARO”) represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Although the Company’s domestic policy with respect to ARO is to assign depleted wells to a salvager for the assumption of abandonment obligations before the wells have reached their economic limits, as required under SFAS No. 143, the Company has estimated its future ARO obligation with respect to its domestic operations. With the adoption of SFAS 143, the ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability have been included in the computation of the discounted present value of estimated future net revenues.

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2008 and 2007. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2008 and 2007.

	North America Years Ended December 31		South America Years Ended December 31
	2008	2007	2008	2007
ARO liability at January 1	$24,038	$—	$91,023	$38,816
Accretion expense	1,659	—	15,842	2,299
Liabilities incurred from drilling	—	7,360	152,326	32,006
Liabilities settled—assets sold	—	—	(46,633)	(4,641)
Changes in estimates	(16,218)	16,678	(36,127)	22,543

ARO liability at December 31,	$9,479	$24,038	$176,431	$91,023

Joint Venture Expense

Joint venture expense reflects the indirect field operating and regional administrative expenses billed by the operator of the Colombian concessions.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At December 31, 2008, the Company recognized a deferred tax asset of $5,277,354.

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

Marketable Securities

Holdings of marketable securities qualify as available-for-sale or trading securities and are recorded at fair value. The Company’s marketable securities consist of asset-backed securities and municipal bonds with original maturities beyond 90 days. As the Company views all securities as representing the investment of funds available for current operations, the short-term investments are classified as current assets. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities” and are carried at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other then temporary are included in interest income, net, based on the specific identification method.

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

During the year ending December 31, 2008, the Company sold all of its marketable securities.

Net Income (Loss) Per Share

Pursuant to SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants, and convertible notes using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the year ended December 31, 2008, 1,392,333 options and 190,000 warrants to purchase common stock resulted in weighted average diluted shares outstanding of 28,038,847 based upon the treasury method, which resulted in $0.02 diluted earnings per share. For the year ended December 31, 2007, 339,000 options and 315,000 warrants to purchase common stock resulted in weighted average diluted shares outstanding of 28,132,375 based upon the treasury stock method, which resulted in

$0.02 diluted earnings per share. For the year ended December 31, 2006, 309,000 options and 315,000 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

The Company currently has interests in concessions in Colombia and expects to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Company’s Colombian operations, the Company may be forced to abandon or suspend their efforts. Either of such events could be harmful to the Company’s expected business prospects.

At December 31, 2008, 74.13% of the Company’s net oil and gas property investment and 96.1% of its revenue was with or derived from Hupecol.

The majority of the oil production for 2008 from the Company’s mineral interests was sold to an international integrated oil company (99.8%). The gas production is sold to U.S. natural gas marketing companies based on the highest bid. There were no other product sales of more than 10% to a single buyer.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Historically, the Company has not experienced any uncollectible accounts receivable. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalent and marketable securities. The Company had cash deposits of approximately $9,660,694 in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents, or its short-term investments.

Subordinated Convertible Notes and Warrants- Derivative Financial Instruments

The convertible subordinated notes (the “Convertible Notes”) and warrants (the “Warrants”) issued in May 2005 were accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”.

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

In May 2006, the Convertible Notes were converted to common stock and the Warrants were exercised resulting in the reclassification of all derivative liabilities associated with the Convertible Notes and Warrants. See “Note 2—Notes Payable—Subordinated Convertible Notes” and “—Warrants.”

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

Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), a replacement of SFAS No. 141, “Business Combinations.” SFAS No. 141(R) modifies the accounting for business combinations under SFAS No. 141 and will apply to the Company prospectively for future business combinations with an acquisition date on or after January 1, 2009. SFAS No. 141(R) expands the scope of what will qualify as a business combination by expanding the definition of what qualifies as a business. Additionally, for already completed business combinations, SFAS No. 141(R) nullifies EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” such that future changes in estimates of income tax uncertainties that existed at the time of, or arose in connection with past purchase business combinations, will no longer be accounted for as adjustments to goodwill, but instead will be accounted for as adjustments to current income.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The adoption of SFAS 157 did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that SFAS No. 160 will have on the financial statements.

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

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of the reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

NOTE 2—NOTES PAYABLE AND RELATED DERIVATIVE LIABILITIES

Note Payable—Related Party

Shareholder loans, in the principal amount of $900,000, were repaid in full from the proceeds of the April 2006 private placement.

Subordinated Convertible Notes

On May 4, 2005, the Company entered into purchase agreements with multiple investors pursuant to which the Company sold $2,125,000 of 8% subordinated convertible notes due 2010.

The Convertible Notes provided for interest at 8% with semi-annual interest payments and had a maturity date of May 1, 2010. The notes were convertible, at the option of the holders, into common stock of the Company at a price of $1.00 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price could be adjusted downward to a lower price per share if the Company issued its common stock to others below the stated conversion price. The notes were subject to automatic conversion in the event the Company conducted an underwritten public offering of its common stock from which the Company received at least $5 million and the public offering price was at least 150% of the then applicable conversion price. The Company had the right to cause the notes to be converted into common stock after May 1, 2006 if the price of the Company’s common stock exceeded 200% of the then applicable conversion price on the date of conversion and for at least 20 trading days over the preceding 30 trading days. The Company had the right to repurchase the Notes after May 1, 2007 at 103% of the face amount during 2007, 102% of the face amount during 2008, 101% of the face amount during 2009 and 100% of the face amount thereafter. The notes were unsecured general obligations of the Company and were subordinated to all other indebtedness of the Company unless the other indebtedness was expressly made subordinate to the notes. The conversion feature, the conversion price, reset provision and the Company’s optional early redemption right in the Convertible Notes were bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, were initially fair valued at $2,368,485 at May 4, 2005.

At inception the excess of the unamortized discount over the notional amount of the Convertible Note in the amount of $285,547 was charged to expense in the Company’s statement of operations. For the period from inception of the Convertible Notes (May 4, 2005) through December 31, 2005, the amortization of unamortized discount on the Convertible Notes was $34,167, which was classified as interest expense in the accompanying statement of operation. The mark to market adjustment to increase the derivative liability for the period from inception to December 31, 2005 was $15,561.

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

Warrants

On May 4, 2005, in connection with the issuance of the Convertible Notes, the Company entered into the Warrants, three year warrant agreements, with nine parties whereby 191,250 warrants were issued at an exercise price of $1.00 per share, subject to a reset provision whereby the exercise price would be adjusted downward in the event the Company issued its common stock to others at a price below the initial warrant exercise price. This reset provision represented an embedded derivative, which was not bifurcated from the host warrant contract (as both were derivatives) and was a derivative liability at its fair value at date of inception utilizing the Black-Scholes method with a probability weighted exercise price. This fair value model comprised multiple probability-weighted scenarios under various assumptions reflecting the economics of the warrants, such as risk free interest rate, expected Company stock price and volatility, likelihood of exercise, and timely registration. The assumptions used at December 31, 2005 were a risk-free interest rate of 3.08%, volatility of 40%, expected term of 2.3 years, dividend yield of 0.00% and a probability weighted exercise price of $.983. The common stock warrants and the embedded warrant price reset provision were initially fair valued at $42,063 at May 4, 2005 and charged to expense in the Company’s statement of operations. The mark to market adjustment for the period from inception to December 31, 2005 was $387,067.

The Warrants were exercised in full in May 2006. As a result of exercise of the warrants, the derivative liability associated with the warrants, in the amount of $610,719, was reclassified as additional paid in capital for the year ended December 31, 2006. The mark to market adjustment to increase the liability from December 31, 2005 to the date of exercise was $181,589.

NOTE 3—RELATED PARTIES

In conjunction with the Company’s efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests in select mineral properties of the Company. During 2008 and 2007, Mr. Terwilliger received royalty payments relating to those properties totaling $141,883 and $50,580, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $139,935 and $48,528, respectively.

John Terwilliger periodically loaned funds to support the Company’s operations. At December 31, 2005, loans from Mr. Terwilliger totaled $904,400, including accrued interest. Loans from Mr. Terwilliger accrued interest at 7.2% and were due January 1, 2007. The loans from Mr. Terwilliger were repaid in full in May 2006. Interest paid to Mr. Terwilliger totaled $20,440 during 2006.

NOTE 4—INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2008 and 2007.

	2008	2007	2006
		(restated)
Income before income taxes	$391,684	$620,572	$(1,459)

Income tax computed at statutory rates	$133,173	$210,994	$(496)
Derivative expense	—	—	70,982
Effect of foreign taxes	—	—	173,616
Permanent differences, nondeductible expenses	2,960	1,828	40,330
Current Colombian tax expense	5,200,306	788,724	—
Refund of prior Colombian taxes	—	(662,688)	—
Increase (decrease) in valuation allowance	(284,561)	621,378	219,567
Return to Accrual Items	99,330	(833,833)	—
Foreign Tax Credit	(5,201,387)	—	—
State (net of federal benefit)	(23,082)	713	—
Other	—	—	6,638

Tax provision	$(73,261)	$127,116	$510,637

Total Provision
Current State	$3,787	$1,080	$—
Deferred Federal	(5,251,772)	—	—
Deferred State	(25,582)	—	—
Foreign	5,200,306	126,036	510,637

Total provision	$(73,261)	$127,116	$510,637

The Company has a state net operating loss carry forward of $645,989 which will expire in 2027. The Company also has approximately $2,019,488 of foreign tax credit carry forwards which will expire in 2018.

Management believes it is more likely than not that it will realize the benefit of its net deferred tax assets except for the foreign tax credit carry forward. No valuation allowance is placed on the portion of the foreign tax credit that the tax payer can elect to take as a deduction on future tax returns. A valuation allowance has been established on the remaining foreign tax credit carryover.

During the preparation of our 2008 Annual Report, we identified an error in the income tax footnote presented in the Form 10-K/A filed with the SEC on December 10, 2008. The error reported a $719,884 tax provision for 2007. This error was a result of a clerical error, which was overlooked when the amended Form 10-K/A was filed. The original Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008 reflected the correct numbers. The restated tax provision reconciliation presented here reflects the corrected numbers as contained in the Form 10-K filed on March 28, 2008.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2008 and 2007 are set out below.

	2008	2007
Non-Current Deferred tax assets:
Net operating loss carryforwards	$—	$283,159
Foreign tax credit carryforwards	2,019,488	875,873
Asset retirement obligation	13,197	13,197
Deferred State Tax	25,582	61,369
Stock Compensation	347,403	113,971
Book over Tax depreciation, depletion, and capitalization methods on oil and gas properties	3,715,865	—
Other	315,065	353,027
Colombia Future Tax Obligations	173,616	173,616

Total Non-Current Deferred tax assets	6,610,216	1,874,212
Non-Current Deferred tax liabilities:
Tax over Book depreciation, depletion and capitalization methods on oil and gas properties	—	(256,789)

Total Non-Current tax liabilities	—	(256,789)
Valuation Allowance	(1,332,862)	(1,617,423)

Net deferred tax asset	$5,277,354	$—

Foreign Income Taxes

The Company owns an interest in four limited liability companies that operate and have activities in Colombia, through various entities controlled by Hupecol. Colombia’s tax rate is 33%. Based on information provided by the manager of Hupecol, the Company has determined its share of the Colombia tax liability for 2008 will be $5,200,306. This amount has been accrued during the year and will be funded by withholdings from the 2008 revenue and from revenue received in 2009.

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

As a result of the adjustment by Hupecol, during 2007, the Company received a net credit from Hupecol for excess Colombian taxes allocated to it in the amount of $662,688. This credit was reflected in the financial statements in 2007 as a credit to income tax expense.

NOTE 5—STOCK BASED COMPENSATION

On August 12, 2005, the Company’s Board of Directors adopted the Houston American Energy Corp. 2005 Stock Option Plan (the “2005 Plan”). The terms of the 2005 Plan allow for the issuance of up to 500,000 options to purchase 500,000 shares of the Company’s common stock. During 2006 the

Company granted 20,000 options to the members of the Board of Directors and 200,000 to a key employee. During 2007 the Company granted 30,000 options to the members of the Board of Directors and 66,667 previously granted options vested to company employees.

The fair value of the options granted to directors in 2006, which vested immediately, was valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 4.82%, expected life in years 10, expected stock volatility 81%, expected dividends 0.0%. Using this model yielded a value of $70,200 which was charged to expense in 2006.

The fair value of the options granted to a key employee, which vested over two years, was valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 5.24%, expected life in years 10, expected stock volatility 77%, expected dividends 0.0%. The total value of the options was $494,000. During 2006, $219,555 was expensed as employee compensation.

The options granted to the directors during 2007, which vested immediately, were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 5.24%, expected life in years 10, expected stock volatility 88%, expected dividends 0.0%. Using this model yielded a value of $143,100 which was charged to expense in 2007.

In 2008, the Company’s Board of Directors adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan” and, together with the 2005 Plan, the “Plans”). The terms of the 2008 Plan allow for the issuance of up to 2,200,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company. During 2008 the Company granted 3,333 options to the members of the Board of Directors, 1,050,000 options to employees, 55,600 shares of restricted stock and all of the 200,000 previously granted options were vested at December 31, 2008.

The options granted to the directors vested immediately, have a ten year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 3.875%, expected life in years 5.0, expected stock volatility 73.81754%, expected dividends 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. Using this model yielded a value of $15,113 which was charged to expense in 2008.

The options granted to employees have a ten year life and 150,000 of the options vest ratably over three years and 900,000 of the options vest ratably over six years. The options were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions, risk-free interest rate 3.875%, expected life in years of 6 and 6.75, expected stock volatility 73.81754%, expected dividends 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The total value of the options was $5,299,214. The options are being expensed over the vesting period. During 2008, $586,361 was expensed as employee compensation.

Option activity during 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	339,000	$3.12
Granted	1,053,333	$7.20
Exercised	—
Forfeited	—

Outstanding at end of year	1,392,333	6.21	8.92	$165,120

No options were exercised for the year ended December 31, 2008. Unvested options at December 31, 2008 totaled 1,050,000 with a weighted average exercise price of $7.20, aggregate intrinsic value of $0 and a weighted average remaining term of 9.42.

As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $4,712,852. As of December 31, 2008 there were 1,307,667 shares of common stock available for issuance pursuant to future stock option grants under the Plans.

During 2008, the Company’s shareholders approved and the Company granted 55,600 shares of restricted common stock with immediate vesting to the Company’s two principal officers. The Company recognized compensation expense of $400,320 based upon the stock price at the grant date attributable to these grants, which were originally approved, subject to stockholder approval, in 2007 by the Company’s Board of Directors and then later approved by the Company’s stockholders and issued in June 2008.

The following table reflects share-based compensation recorded by the Company for 2008, 2007 and 2006:

	2008	2007	2006
Share-based compensation expense included in reported net income (loss)	$1,086,887	$335,208	$289,755
Earnings per share effect of share-based compensation expense	$(0.04)	$(0.01)	$(0.01)

NOTE 6—COMMON STOCK

April 2006 Private Placement

On April 28, 2006, the Company entered into Subscription Agreements (the “Purchase Agreements”) with multiple investors pursuant to which the Company sold 5,533,333 shares of common stock (the “Shares”) for $16,599,999.

The Shares were offered and sold in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each investor was an “accredited investor” as defined in Rule 501 promulgated under the Securities Act.

Pursuant to the terms of the Subscription Agreements, the Company and the investors entered into Registration Rights Agreements under which the Company agreed to file with the SEC, within 60 days, a registration statement covering the Shares. In conjunction with the placement of the Shares,

John Terwilliger, O. Lee Tawes III and Edwin Broun III each entered into lock-up agreements pursuant to which each agreed not to offer or sell any shares of the Company’s common stock until the earlier of the effective date of the registration statement relating to the Shares or one year from the sale of the Shares.

The Company paid commissions totaling $1,162,000 and issued a warrant (the “Placement Agent Warrant”) to the placement agent in the offering to purchase 415,000 shares of common stock at $3.00 per share. The Registration Rights Agreements provide that the shares of common stock underlying the Placement Agent Warrant are to be included in the registration statement, which was filed and declared effective on June 16, 2006.

Conversion of 8% Subordinated Convertible Notes

During 2006, the Company notified the holders of its Convertible Notes of its election to convert the Convertible Notes into shares of the Company’s common stock. As a result of such election, the full principal amount of the Convertible Notes of $2,125,000 was satisfied by conversion of the same into 2,125,000 shares of common stock.

The shares of common stock issued on conversion of the Convertible Notes were offered and issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each of the investors is an “accredited investor”, as defined in Rule 501 promulgated under the Securities Act.

Exercise of Warrants

During 2006, the holders of the Warrants exercised all 191,250 warrants and were issued an aggregate of 191,250 shares of common stock for aggregate consideration of $191,250.

The shares of common stock issued on exercise of the warrants were offered and issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each of the investors is an “accredited investor”, as defined in Rule 501 promulgated under the Securities Act.

During 2006, the placement agent exercised 100,000 of the 415,000 Placement Agent Warrants, and was issued 100,000 shares for an aggregate consideration of $300,000. During 2008, the placement agent exercised 125,000 of the Placement Agent Warrants, and was issued 125,000 shares for an aggregate consideration of $375,000. At December 31, 2008, the Company had the remaining 190,000 warrants outstanding with a remaining contractual life of 2.33 years.

The weighted average exercise price for all remaining outstanding warrants was $3.00. At December 31, 2008, based upon the closing price of the Company’s common stock, the outstanding warrants had an intrinsic value of $66,500.

Dividends

During the third and fourth quarters of 2008, we declared and paid cash dividends to our shareholders of $0.02 per share, or an aggregate of $1,122,031.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012. The lease agreement requires future payments as follows:

Year	Amount
2009	81,945
2010	84,315
2011	86,684
2012	36,530

Total	289,474

Total rental expense was $74,455 in 2008, $76,578 in 2007 and $43,704 in 2006. The Company does not have any capital leases or other operating lease commitments.

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

In July 2006, the Company appointed James “Jay” Jacobs as Chief Financial Officer and fixed Mr. Jacobs’ compensation as follows: (1) base salary of $125,000; and (2) a stock option to purchase 200,000 shares of common stock at $2.98 per share, the closing price on first day of employment, vesting over a 2 year period and exercisable over a period of ten years.

During 2007, the Company’s compensation committee engaged a compensation consultant, as called for by the terms of employment of the Company’s chief financial officer, to review the compensation arrangements of the Company’s senior executives with a view to adjusting such compensation to reflect industry compensation practices. Following that review, the compensation committee approved increases in base salary of the Company’s chief executive officer to $315,000 annually and chief financial officer to $150,000 annually, the payment of one-time cash bonuses of $50,000 to the Company’s chief executive officer and $30,000 to the chief financial officer and the grant of 41,700 shares of restricted stock to the Company’s chief executive officer and 13,900 shares to the chief financial officer, which grants were subject to approval of the same by the Company’s shareholders.

NOTE 8—SALE OF OIL AND GAS PROPERTIES

Gain on Sale of Oil and Gas Properties

In June 2008, the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract and related assets for a total cash consideration of $11,917,418. At December 31, 2007, the estimated proved reserves associated with these assets totaled 787,742 barrels of oil, which represented 60.37% of our estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, we recognized a gain on the sale of $7,615,236 computed as follows:

Proceeds from the sale	$11,917,418
Add: Transfer of asset retirement and other obligations	46,633
Less: Transaction costs	(370,908)
Carrying value of oil and gas properties	(3,977,907)
Carrying value of other assets	—

Net gain on sale	$7,615,236

The carrying value of the properties sold was computed by allocating total capitalized costs within the non-U.S. full cost pool between properties sold and properties retained based upon the ratio of proved reserves sold and those proved reserves retained to total estimated proved reserves prior to the sale.

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for 2008 and 2007 as if the Caracara transaction had occurred at the beginning of the periods and excludes the related gain on sale.

	Years Ended December 31,
	2008	2007
Pro-Forma Information
Oil and gas revenue	$7,616,910	$1,273,433
Loss from operations	(9,748,235)	(2,325,255)
Net income (loss)	$(4,436,584)	$(1,546,373)
Basic income (loss) per share	$(0.16)	$(0.06)
Diluted Income (loss) per share	$(0.16)	$(0.06)

Other Current Assets

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The funds deposited in escrow will be released to the Company, or to the purchaser, based on post-closing adjustments 12 months following closing. The Company’s proportionate interest in the escrow deposit, totaling $1,673,551, has been recorded as Escrow Receivable.

The net proceeds and the gain realized from the sale of the Caracara assets may be adjusted based on post-closing adjustments.

Colombian Taxes

Colombian taxes attributable to the sale of the Caracara assets, totaling $4,394,575, were recorded and paid at the time of closing. Total cash Colombian taxes paid for the year amounted to $5,200,306.

NOTE 9—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the twelve months ended December 31, 2008 and Long Lived Assets as of December 31, 2008 attributable to each geographical area are presented below:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	410,471	1,708,617	$445,532	$2,182,857	$637,625	$1,164,423
South America	10,211,579	3,554,514	4,531,640	7,834,188	2,565,106	4,081,905

Total	$10,622,050	5,263,131	$4,977,172	$10,017,045	$3,202,731	$5,246,328

NOTE 10—SUBSEQUENT EVENTS

As a result of the continued depressed commodity price environment in the first quarter of 2009, Hupecol, the operator of our Colombian properties, made the determination to temporarily shut-in production from the majority of our wells in Colombia. During the first quarter of 2009, most of our Colombian wells remained profitable to operate; however, the Hupecol managing partners chose not to continue to produce what they considered valuable oil reserves at these low levels of profitability.

On March 14th, the Company was notified by Hupecol that the majority of its productive wells will be immediately restored to production.

NOTE 11—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and gas Producing Activities”.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2008	2007	2006
Revenues
North America	$410,471	$445,532	$637,625
South America	10,211,579	4,531,640	2,565,106

	$10,622,050	$4,977,172	$3,202,731

Production Cost
North America	$134,527	$130,430	$198,167
South America	3,232,213	1,710,689	819,273

	$3,366,740	$1,841,119	$1,017,440

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2008, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	North America	South America	Total
Unproved properties not being amortized	1,629,136	435,431	2,064,567
Proved properties being amortized	3,420,247	14,130,021	17,550,268
Accumulated depreciation, depletion, amortization and valuation allowances	(3,340,766)	(11,010,938)	(14,351,704)

Net capitalized costs	1,708,617	3,554,514	5,263,131

During 2008, the Company recorded a provision for impairments of $5,621,106, of which $467,209 were attributable to North American properties and $5,153,897 were attributable to South American properties.

Amortization Rate

The amortization rate per unit based on barrel equivalents was $114.64 for North America and $42.24 for South America.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2008 and 2007 are summarized below:

	2007
	North America	South America
Property acquisition costs:
Proved	$880,779	$355,000
Unproved	191,477	—
Exploration costs	2,249,679	—
Development	1,088,535	8,948,005

Total costs incurred	$4,410,470	$9,303,005

	2008
	North America	South America
Property acquisition costs:
Proved	879,465	317,500
Unproved	221,254	—
Exploration costs	2,477,554	2,935,431
Development costs	1,471,108	11,312,522

Total costs incurred	5,049,381	14,565,453

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

	North America		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves
Balance December 31, 2005	850,650	2,800	—	270,621	850,650	273,421
Extensions and discoveries	3	141	—	277,155	3	277,296
Revisions of prior estimates	(346,807)	1,656	—	(110,273)	(346,807)	(108,617)
Production	(78,096)	(1,687)	—	(48,057)	(78,096)	(49,744)

Balance December 31, 2006	425,750	2,910	—	389,446	425,750	392,356

Extensions and discoveries	1	13	—	1,121,765	1	1,121,778
Revisions of prior estimates	(245,853)	3,168	—	(160,857)	(245,853)	(157,689)
Production	(44,249)	(2,079)	—	(69,127)	(44,249)	(71,206)

Balance December 31, 2007	135,649	4,012	—	1,281,227	135,649	1,285,239

Extensions and discoveries	—	—	—	211,310	—	211,310
Revisions to prior estimates	(92,127)	(560)		(401,350)	(92,127)	(401,910)
Sales of minerals in place	—	—	—	(757,605)	—	(757,605)
Production	(24,748)	(1,511)	—	(122,107)	(24,748)	(123,618)

Balance December 31, 2008	18,774	1,941	—	211,475	18,774	213,416

Proved developed reserves
at December 31, 2007	135,649	4,012	—	1,281,227	135,649	1,285,239

at December 31, 2008	18,774	1,941	—	211,475	18,774	213,416

During 2006, 2007 and 2008, the Company recorded extensions and discoveries resulting principally from its ongoing drilling operations in Colombia.

The Company experienced downward revisions in estimated proved natural gas and oil reserves in both 2007 and 2008. The revisions to natural gas reserves during 2007 and 2008 were primarily attributable to a downward revision in volumes of natural gas reserves based on updated well performance from the Company’s North American properties. The revisions to oil reserves during 2007 and 2008 were primarily attributable to downward revisions in the volumes of oil reserves based on updated well performance from the Company’s South American properties.

Sales of reserves in place during 2008 represent the June 2008 transaction whereby the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract in Colombia.

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

Standard measure of discounted future net cash flows at December 31, 2006

	North America	South America	Total
Future net cash flow	$2,927,620	$18,479,216	$21,406,836
Future production cost	(1,303,900)	(6,993,899)	(8,297,799)
Future income tax	—	(2,862,863)	(2,862,863)

Future net cash flow	1,623,720	8,622,454	10,246,174
10% annual discount for timing of cash flow	567,170	1,596,667	2,163,837

Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$1,056,550	$7,025,787	$8,082,337

Changes in standardized measure:
Change due to current year operations
Sales, net of production costs			$(2,185,290)
Change due to revisions in standardized variables:
Income taxes			727,245
Accretion of discount			637,560
Net change in sales and transfer price, net of production costs			2,426,491
Revision and others			(3,672,014)
Discoveries			4,590,226
Changes in production rates and other			(817,481)

Net			1,706,737
Beginning of year			6,375,600

End of year			$8,082,337

Standard measure of discounted future net cash flows at December 31, 2007
	North America	South America	Total
Future net cash flow	$1,312,392	$111,909,478	$113,221,870
Future production cost	(530,096)	(18,540,428)	(19,070,524)
Future development costs	—	(2,537,694)	(2,537,694)
Future income tax	—	(21,039,554)	(21,039,554)
10% annual discount for timing of cash flow	(172,260)	(14,450,335)	(14,622,595)

Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$610,036	$55,341,467	$55,951,503

Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	(315,102)	(2,820,951)	(3,136,053)
Change due to revisions in standardized variables:
Income taxes	—	(13,727,868)	(13,727,868)
Accretion of discount	105,655	939,591	1,045,246
Net change in sales and transfer price, net of production costs	925,252	12,928,542	13,853,794
Previously estimated development costs incurred during the period	(977,700)	(440,961)	(1,418,661)
Changes in estimated future developments costs		460,061	460,061
Revision and others	(580,126)	(8,969,769)	(9,549,895)
Discoveries		59,728,838	59,728,838
Changes in production rates and other	395,507	218,196	613,703

Net			47,869,166
Beginning of year			8,082,337

End of year			$55,951,503

Standard measure of discounted future net cash flows at December 31, 2008

	North America	South America	Total
Future net cash flow	$176,794	$8,989,877	$9,166,671
Future production cost	(73,188)	(4,743,369)	(4,816,557)
Future development cost	—	(733,493)	(733,493)
Future income tax	—	—	—
10% annual discount for timing of cash flow	(24,125)	(441,003)	(465,128)

Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$79,481	$3,072,012	$3,151,493

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(275,944)	(6,979,366)	(7,255,310)
Change due to revisions in standardized variables:
Income taxes	—	13,727,868	13,727,868
Accretion of discount	61,004	6,949,779	7,010,783
Net change in sales and transfer price, net of production costs	(93,355)	(11,454,408)	(11,547,736)
Previously estimated development costs incurred during the period	—	1,830,066	1,830,066
Changes in estimated future developments costs	—	(641,440)	(641,440)
Revision and others	(614,417)	(4,423,721)	(5,038,138)
Discoveries	—	733,190	733,190
Sales of reserves in place		(41,074,257)	(41,074,257)
Changes in production rates and other	392,157	(10,937,166)	(10,545,009)

Net			(52,800,010)
Beginning of year			55,951,503

End of year			3,151,493

NOTE 12—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2008
Operating revenue	$2,937,137	$3,328,951	$2,350,782	$2,005,182
Income from operations	1,350,211	7,614,307	803,108	(9,671,317)
Net income	871,721	3,199,802	798,832	(4,405,410)

Earnings common per share	$0.03	$0.11	$0.03	$(0.16)
Earnings common per share assuming dilution	0.03	0.11	0.03	(0.16)

2007
Operating revenue	$1,025,422	$959,662	$1,168,829	$1,823,259
Income (loss ) from operations	(46,182)	(484,137)	(235,910)	737,009
Net income (loss)	(623)	(436,591)	275,190	655,480

Earnings (loss) common per share	$0.00	$(0.02)	$0.01	$0.02
Earnings (loss) common per share assuming dilution	0.00	(0.02)	0.01	0.02