Form 10-Q
period 2009-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2009-05-11
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 8, 2009, we had 28,000,772 shares of $0.0001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$6,455,815	$9,910,694
Accounts receivable – oil and gas sales	7,285	315,631
Notes receivable	115,724	—
Escrow receivable	1,673,551	1,673,551
Prepaid expenses and other current assets	120,847	20,240
Total current assets	8,373,222	11,920,116

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	18,900,127	17,550,268
Costs not being amortized	1,951,966	2,064,566
Office equipment	11,878	11,878
Total property, plant and equipment	20,863,971	19,626,712
Accumulated depreciation, depletion, and impairment	(14,617,996)	(14,363,581)
Total property, plant and equipment, net	6,245,975	5,263,131

OTHER ASSETS
Deferred tax asset	5,277,354	5,277,354
Other assets	176,452	176,453
Total Assets	$20,073,003	$22,637,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$592,751	$1,363,827
Accrued expenses	14,189	9,264
Foreign income taxes payable	—	10,191
Total current liabilities	606,940	1,383,282

LONG-TERM LIABILITIES
Deferred rent obligation	19,219	19,614
Reserve for plugging and abandonment costs	189,171	185,910
Total long-term liabilities	208,390	205,524

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 10,000,000 shares authorized; 0 shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,000,772 shares outstanding	28,001	28,001
Additional paid-in capital	22,319,518	22,631,773
Accumulated deficit	(3,089,846)	(1,611,526)
Total shareholders’ equity	19,257,673	21,048,248
Total liabilities and shareholders’ equity	$20,073,003	$22,637,054

The accompanying notes are an integral part of these consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenue
Oil and gas	$445,142	$2,937,134
Total revenue	445,142	2,937,134

Expenses of operations
Lease operating expense and severance taxes	910,488	876,842
Joint venture expenses	40,723	47,354
General and administrative expense	720,867	320,926
Depreciation and depletion	254,415	341,801
Total operating expenses	1,926,493	1,586,923

Income (loss) from operations	(1,481,351)	1,350,211

Other (income) expenses
Interest income	(17,848)	(94,041)
Total other income	(17,848)	(94,041)

Income (loss) before taxes	(1,463,503)	1,444,252

Income tax expense	14,817	572,531

Net income (loss)	$(1,478,320)	$871,721

Basic income (loss) per share	$(0.05)	$0.03
Diluted income (loss) per share	$(0.05)	$0.03

Basic weighted average shares	28,000,772	27,920,172
Diluted weighted average shares	28,000,772	28,061,583

The accompanying notes are an integral part of these consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,478,320)	$871,721
Adjustments to reconcile net income (loss) to net cash from operations
Depreciation and depletion	254,415	341,801
Stock based compensation	247,760	41,166
Accretion expense – asset retirement obligation	3,261	1,931
Amortization of deferred rent	(395)	197
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	308,346	(660,398)
Increase in prepaid expense	(100,606)	(98,832)
Increase (decrease) in accounts payable and accrued expenses	(776,342)	491,717

Net cash provided by (used in) operating activities	(1,541,881)	989,303

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for issuance of notes receivable	(115,724)	—
Sale of marketable securities	—	8,650,000
Acquisition of oil and gas properties	(1,237,259)	(639,915)

Net cash provided by (used in) investing activities	(1,352,983)	8,010,085

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(560,015)	—

Net cash used in financing activities	(560,015)	—

Increase (decrease) in cash and equivalents	(3,454,879)	8,999,388
Cash, beginning of period	9,910,694	417,818
Cash, end of period	$6,455,815	$9,417,206

SUPPLEMENT CASH FLOW INFORMATION
Interest paid	$—	$—
Colombian taxes paid	$25,008	$297,425

The accompanying notes are an integral part of these consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Houston American Energy Corp., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2008.

Notes Receivables

Notes receivable are carried at the expected net realizable value. Impairment of notes receivable is based on management's continued assessment of the collectability of debtors.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $6,041,102 in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

NOTE 2 – CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2008 have been reclassified to conform to the 2009 presentation.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. The adoption of SFAS 161 did not have a material impact on the disclosures already provided.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

Index

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

No other accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 4 – SALE OF CARACARA OIL AND GAS PROPERTIES

Gain on Sale of Oil and Gas Properties

In June 2008, the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract and related assets for a total cash consideration of $11,917,418.

Index

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the three ended March 31, 2008 as if the Caracara transaction had occurred at the beginning of that period.

Pro-Forma Information:

Oil and gas revenue	$807,956
Loss from operations	(344,500)
Net loss	$(369,898)

Basic loss per share	$(0.01)
Diluted loss per share	$(0.01)

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

NOTE 5 – NOTES RECEIVABLE

On February 4, 2009, the Company entered into a letter agreement (the “Letter Agreement”) with Yazoo Pipeline Co., L.P. (“Yazoo”), Sterling Exploration & Production Co., L.L.C. (“Sterling”), and Matagorda Operating Company (together with Yazoo and Sterling, the “Debtors”), pursuant to which the Company agreed to provide debtor-in-possession financing (“DIP Financing”) to the Debtors subject to approval of the Letter Agreement by the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On February 4, 2009, the Bankruptcy Court entered an order approving the DIP Financing on the terms set out in the Letter Agreement.

Under the terms of the Letter Agreement, the Company agreed to advance to the Debtors up to $300,000 (the “Maximum Borrowing Amount”), with all advances bearing interest at 10% per annum and being repayable in full ninety (90) days from approval of the DIP Financing by the Bankruptcy Court, or the earlier consummation of a sale of the principal assets of the Debtors to the Company. Under the Letter Agreement, the Company and the Debtors agreed to commence negotiations and due diligence with respect to the potential acquisition by the Company of the principal assets of the Debtors based on certain financial terms described in the Letter Agreement.  On February 4 and February 20th, advances under the Letter Agreement were made in the total amount of $115,724.  As of March 31, 2009, advances pursuant to the DIP Financing totaled $115,724.

Pursuant to its rights under the Letter Agreement, after conducting due diligence with respect to the Debtors, the Company determined to terminate negotiations with the Debtors with respect to the potential acquisition of the assets of the Debtors.  On April 10, 2009, the Debtors repaid the DIP Financing in full in the amount of $117,897, including principal and interest.

Index

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE AND WARRANTS

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

During 2008 the Company granted 3,333 options to the members of the Board of Directors, 1,050,000 options to employees and 55,600 shares of restricted stock.  Shares available for issuance under the Plans as of March 31, 2009 totaled 1,091,067.

A summary of stock option activity and related information for the three months ended March 31, 2009 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,392,333	$6.21	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2009	1,392,333	$6.21	$-
Exercisable at March 31, 2009	342,333	$3.16	$-

No options were granted or exercised during the three months ended March 31, 2009.  As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $4,465,094. The unrecognized expense is expected to be recognized over a weighted average period of 4.8 years and the weighted average remaining contractual term of the outstanding and exercisable options at March 31, 2009 is 8.67 years.

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Share-based compensation expense included in reported net income	$247,760	$41,166
Earnings per share effect of share-based compensation expense	$(0.01)	$(0.00)

At March 31, 2009 the Company had remaining 190,000 warrants outstanding with a remaining contractual life of 2.08 years.  The weighted average exercise price for all remaining outstanding warrants was $3.00.  The warrants had an intrinsic value of $0 at March 31, 2009.

Index

NOTE 7 – DIVIDEND

During the quarter ended March 31, 2009, we declared and paid cash dividends to our shareholders of $0.02 per share, or an aggregate of $560,015.

NOTE 8 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2009 and Long Lived Assets as of March 31, 2009 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2009
	Revenues	Long Lived Assets, Net

United States	$21,696	$1,973,689
Colombia	423,446	4,272,286

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012. The lease agreement requires future payments as follows:

Year	Amount
2009	$61,459
2010	84,315
2011	86,684
2012	36,530
Total	$268,988

For the three months ended March 31, the total base rental expense was $20,140 in 2009 and $19,548 in 2008.  The Company does not have any capital leases or other operating lease commitments.

NOTE 10 - SUBSEQUENT EVENTS

On May 7, 2009 the Board of directors declared a cash dividend of $0.005 per share to shareholders of record as of May 27, 2009.  The payment date was set for June 11, 2009.

Index

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2009, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2008.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2008.  As of, and for the quarter ended, March 31, 2009, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties.  Unevaluated oil and gas properties not subject to amortization include the following at March 31, 2009:

March 31, 2009
Acquisition costs	$309,912
Evaluation costs	1,591,631
Retention costs	50,423
Total	$1,951,966

Included in the carrying value of unevaluated oil and gas prospects above, was $49,511 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Index

Current Year Developments
Production Levels, Commodity Prices and Revenues

Our production levels and revenues during the quarter ended March 31, 2009, as compared to the same period in 2008, were affected by the sale of our Caracara prospect in 2008 and the sharp decline in oil and natural gas prices that began during the second half of 2008 and continued through the first quarter of 2009.  As a result of depressed commodity prices, our operator in Colombia temporarily shut-in production from a majority of our Colombian properties and we had no sales in Colombia from February 13, 2009 through the end of the quarter.  Sales from our Colombian properties resumed on April 5, 2009.

The Caracara prospect accounted for approximately 22,262 barrels of oil (net to the Company), or 75% of the Company’s oil production, during the quarter ended March 31, 2008 and $2,129,178 of revenues.

Drilling Activity

During the quarter ended March 31, 2009, we drilled 5 international wells in Colombia, as follows:

▪	3 wells were drilled on concessions in which we hold a 12.5% working interest, of which one was shut in at March 31, 2009, one was a dry hole, and one was awaiting completion at March 31, 2009.

▪	1 well was drilled on a concession in which we hold a 6.25% working interest and was a dry hole.

▪	1 well was drilled on a concession in which we hold a 1.6% working interest and was in production at March 31, 2009.

During the quarter ended March 31, 2009, we drilled 1 domestic well, the Wilberts & Sons #1 (Home Run Prospect) and it was a dry hole.

At March 31, 2009, drilling operations were ongoing in Colombia on one well.

Leasehold Activity

During the quarter ended March 31, 2009, we acquired interests in 2 additional prospects in Louisiana, the N. Jade and W. Jade, for $22,232.

Seismic Activity

During the quarter ended March 31, 2009, our operator in Colombia acquired approximately 40 square miles of additional seismic and geological data. The additional data relates primarily to prospects in which we hold a 1.594674% working interest. Our share of the costs of such data acquisition was $93,103.

Acquisition Activity

In light of our debt-free capital structure, solid cash position and low overhead and in response to conditions in the oil and gas market, in particular the non-economical cost and capital structures of many operators and financiers following the sharp decline in commodity prices during the second half of 2008 continuing into early 2009, during the first quarter of 2009, we began actively seeking opportunistic oil and gas acquisitions.

Index

Pursuant to those efforts, on February 4, 2009, we entered into a letter agreement (the “Letter Agreement”) with Yazoo Pipeline Co., L.P. (“Yazoo”), Sterling Exploration & Production Co., L.L.C. (“Sterling”), and Matagorda Operating Company (together with Yazoo and Sterling, the “Debtors”), pursuant to which we agreed to provide debtor-in-possession financing (“DIP Financing”) to the Debtors subject to approval of the Letter Agreement by the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On February 4, 2009, the Bankruptcy Court entered an order approving the DIP Financing on the terms set out in the Letter Agreement.

Under the terms of the Letter Agreement, we agreed to advance to the Debtors up to $300,000 (the “Maximum Borrowing Amount”), with all advances bearing interest at 10% per annum and being repayable in full ninety (90) days from approval of the DIP Financing by the Bankruptcy Court, or the earlier consummation of a sale of the principal assets of the Debtors to our company. Under the Letter Agreement, we and the Debtors agreed to commence negotiations and due diligence with respect to the potential acquisition by our company of the principal assets of the Debtors based on certain financial terms described in the Letter Agreement.  On February 4 and February 20th, advances under the Letter Agreement were made in the total amount of $115,724.  As of March 31, 2009, advances pursuant to the DIP Financing totaled $115,724.

Pursuant to our rights under the Letter Agreement, after conducting due diligence with respect to the Debtors, we determined to terminate negotiations with the Debtors with respect to the potential acquisition of the assets of the Debtors.  On April 10, 2009, the Debtors repaid the DIP Financing in full in the amount of $117,897, including principal and interest.

We intend to continue to seek out and evaluate opportunities to acquire existing oil and gas assets and operations where we determine attractive returns on invested capital can be realized in current market conditions and superior returns can be derived from a recovery in primary prices.  There is no assurance, however, that we will be successful in our efforts to identify and acquire oil and gas assets or operations or that any acquisitions that may be consummated will provide the returns expected by management.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 84.8% to $445,142 in the three months ended March 31, 2009 compared to $2,937,134 in the three months ended March 31, 2008.  The decrease in revenue is principally due to (1) the sale of our Caracara interest during 2008, which accounted for $2,129,178 of our revenues in the 2008 period, (2) lower oil and gas prices during the 2009 period and (3) the cessation of production and sales from the majority of our Colombian properties during the final 46 days of the 2009 period.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2009 and 2008:

	2009	2008
Gross producing wells	17	48
Net producing wells	1.5	1.5
Net oil and gas production (BOE)	13,401	31,775
Average sales price – oil (per barrel)	$33.32	$95.10
Average sales price – natural gas (per Mcf)	$4.70	$8.50

Index

The change in gross and net producing wells reflects the 2008 sale of our Caracara interest offset by the increase in average working interest during 2009, while the change in net oil and gas production reflects the same factors plus the effects of the temporary cessation of production of a majority of our Colombian properties during the 2009 period.  Giving pro forma effect to exclude sales revenues from the Caracara interest, oil and gas revenues for the first quarter of 2008 would have been $807,956.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2009 First Quarter
Oil sales	$423,446	$14,350	$437,796
Gas sales	$—	$7,346	$7,346
2008 First Quarter
Oil sales	$2,817,978	$46,266	$2,864,244
Gas sales	—	72,890	72,890

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 3.8% to $910,488 in the 2009 quarter from $876,842 in the 2008 quarter.  The increase in lease operating expenses, from 30% of revenues for 2008 to 205% of revenues for 2009, was primarily attributable to an increase in the number of wells in which we own a 12.5% working interest in, as well as increased cost in Colombia relating to personnel expenses, facilities and equipment expenses, catering expenses, road maintenance, as well environmental services expenses.  Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2009 First Quarter	$898,234	$12,254	$910,488
2008 First Quarter	837,983	38,859	876,842

Hupecol, our operator in Colombia, has implemented cost cutting measures in order to improve field economics from our Colombian operations.  We have also seen declines in drilling and operating costs in the Llanos Basin which, together, are expected to result in improved margins during the balance of 2009.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $40,723 during the 2009 quarter and $47,354 during the 2008 quarter.  The decrease in joint venture expenses was attributable to a decrease in drilling activity.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $254,415 and $341,801 for the quarter ended March 31, 2009 and 2008, respectively.  The 25.6% decrease is due to a reduction in production as a result of the shut in Colombian wells for most of the 2009 quarter.

General and Administrative Expenses.  General and administrative expense increased by 124.6% to $720,867 during the 2009 quarter from $320,926 during the 2008 quarter.  The increase in general and administrative expense was primarily attributable to increases in employee compensation and professional fees, including an increase of $206,584 in share-based compensation charges attributable to stock option grants during 2008.

Other Income.  Other income consists of interest earned on cash balances and marketable securities.  Other income totaled $17,848 during the 2009 quarter as compared to $94,041 during the 2008 quarter.  The decrease in other income resulted from the sale of the balance of our marketable securities held during 2008 and a reduction in interest rates on short term cash investments, partially offset by interest earned on DIP Financing provided to the Creditors under the Letter Agreement.

Index

Income Tax Expense.  Income tax expense decreased by 97.4% to $14,817 during the 2009 quarter from $572,531 during the 2008 quarter.  Income tax expense during the 2009 quarter and the 2008 quarter was entirely attributable to operations in Colombia. The decrease in income tax expense during the 2009 quarter was attributable to the reduction of sales in Colombia during the same period.  Management believes it is more likely than not that it will realize the benefit of its net deferred tax assets except for the foreign tax credit carry forward. No valuation allowance is placed on the portion of the foreign tax credit that the tax payer can elect to take as a deduction on future tax returns. A valuation allowance has been established on the remaining foreign tax credit carryover.  The Company recorded no U.S. income tax liability in the 2009 or 2008 quarters.

Financial Condition

Liquidity and Capital Resources.  At March 31, 2009, we had a cash balance of $6,455,814 and working capital of $7,766,282 compared to a cash balance of $9,910,694 and working capital of $10,536,834 at December 31, 2008. The change in working capital during the period was primarily attributable to the acquisition of oil and gas properties, payment of dividends and the payment of operating cost in Colombia.

Operating activities used $1,541,881 of cash during the 2009 quarter as compared to $989,303 provided during the 2008 quarter.  The adverse change in operating cash flow was primarily attributable to (1) a $2,350,041 adverse swing from profitability during the 2008 quarter to a loss during the 2009 quarter and (2) a reduction in payables and accrued expenses during the 2009 quarter of $776,342 as compared to an increase in payables and accrued expenses during the 2008 quarter of $491,717.

Investing activities used $1,352,983 during the 2009 quarter compared to $8,010,085 provided during the 2008 quarter.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $1,237,259 during the 2009 quarter and $639,915 during the 2008 quarter and also reflect advances of funds comprising the DIP Financing totaling $115,724 during the 2009 quarter.  For the 2008 quarter, funds used in investing activities were more than offset by funds provided by the sale of marketable securities of $8,650,000

Financing activities used $560,015 during the 2009 quarter, consisting of cash dividends paid.  We had no financing activities during the 2008 quarter.

Long-Term Liabilities.  At March 31, 2009, we had long-term liabilities of $208,390 as compared to $205,524 at December 31, 2008.  Long-term liabilities at March 31, 2009 and December 31, 2008 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first quarter of 2009, we invested approximately $1,237,259 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 5 wells in Colombia ($886,677), (2) seismic cost in Colombia ($77,362), (3) delay rentals on U.S. properties ($22,232), (4) leasehold costs on U.S. properties ($20,218), (5) drilling of 1 U.S. well ($162,690), and (6) completion cost of one U.S well ($68,080).

Index

At March 31, 2009, our only material contractual obligation requiring determinable future payments was a lease relating to the Company’s executive offices which was unchanged when compared to the 2008 Form 10-K.

At March 31, 2009, our acquisition and drilling budget for the balance of 2009 totaled approximately $2,507,000, which consisted of the drilling of 4 wells in Colombia, 2 wells in the United States, and seismic and infrastructure cost.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.  In particular, we note that, in light of the sharp decline in commodity prices during the second half of 2008 and early 2009, we expect to see an increase in asset acquisition opportunities as operators and financiers are faced with uneconomical cost and capital structures resulting in forced liquidations of holdings.  We intend to evaluate, and as appropriate pursue, asset acquisition opportunities.  Should we pursue any such opportunities, our acquisition and drilling budget could be materially altered.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2009.

Inflation

We believe that inflation has not had a significant impact on operations since inception.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have not historically entered into any hedges or other transactions designed to manage, or limit, exposure to oil and gas price volatility.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Index

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6	EXHIBITS

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.

By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President

By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer

Date: May 8, 2009