Form 10-Q
period 2009-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2009-08-10
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, we had 28,000,772 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$4,886,227	$9,910,694
Accounts receivable – oil and gas sales	375,573	315,631
Escrow receivable	514,938	1,673,551
Prepaid expenses and other current assets	81,165	20,240
Total current assets	5,857,903	11,920,116

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	20,360,621	17,550,268
Costs not being amortized	2,546,273	2,064,566
Office equipment	11,878	11,878
Total property, plant and equipment	22,918,772	19,626,712
Accumulated depreciation, depletion, and impairment	(14,905,313)	(14,363,581)
Total property, plant and equipment, net	8,013,459	5,263,131

OTHER ASSETS
Deferred tax asset	5,982,003	5,277,354
Other assets	176,453	176,453
Total Assets	$20,029,818	$22,637,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$228,548	$1,363,827
Accrued expenses	8,581	9,264
Foreign income taxes payable	12,876	10,191
Total current liabilities	250,005	1,383,282

LONG-TERM LIABILITIES
Deferred rent obligation	18,627	19,614
Reserve for plugging and abandonment costs	236,304	185,910
Total long-term liabilities	254,931	205,524

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 10,000,000 shares authorized; 0 shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,000,772 shares outstanding	28,001	28,001
Additional paid-in capital	22,474,619	22,631,773
Accumulated deficit	(2,977,738)	(1,611,526)
Total shareholders’ equity	19,524,882	21,048,248
Total liabilities and shareholders’ equity	$20,029,818	$22,637,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Oil and gas	$1,579,260	$6,266,085	$1,134,118	$3,328,951
Total revenue	1,579,260	6,266,085	1,134,118	3,328,951

Expenses of operations:
Lease operating expense and severance tax	1,623,047	2,041,890	712,560	1,165,048
Joint venture expenses	78,706	101,694	37,982	54,340
General and administrative expense	1,393,314	2,007,315	672,447	1,686,390
Depreciation and depletion	541,732	765,903	287,317	424,102
Gain on sale of oil and gas properties	—	(7,615,236)	—	(7,615,236)
Total operating expenses	3,636,799	(2,698,434)	1,710,306	(4,285,356)

Income (loss) from operations	(2,057,539)	8,964,519	(576,188)	7,614,307

Other income:
Interest income	44,536	160,443	26,687	66,402

Total other income	44,536	160,443	26,687	66,402

Net income (loss) before taxes	(2,013,003)	9,124,962	(549,501)	7,680,709

Income tax expense (benefit)	(646,791)	5,053,438	(661,608)	4,480,907

Net income (loss)	$(1,366,212)	$4,071,524	$112,107	$3,199,802

Basic income (loss) per share	$(0.05)	$0.15	$0.00	$0.11

Diluted income (loss) per share	$(0.05)	$0.14	$0.00	$0.11

Basic weighted average shares	28,000,772	27,934,329	28,000,772	27,948,643

Diluted weighted average shares	28,000,772	28,178,360	28,000,772	28,295,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,366,212)	$4,071,524
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and depletion	541,733	765,903
Stock based compensation	542,874	577,603
Accretion of asset retirement obligation	18,860	12,564
Amortization of deferred rent	(987)	395
Increase in deferred tax asset	(704,649)	—
Gain on sale of oil and gas properties	—	(7,615,236)
Changes in operating assets and liabilities:
Increase in accounts receivable	(59,942)	(1,002,557)
Increase in prepaid expense	(60,925)	(309,913)
Increase (decrease) in accounts payable and accrued liabilities	(1,133,277)	583,944

Net cash used in operating activities	(2,222,525)	(2,915,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	—	9,650,000
Payments for acquisition and development of oil and gas properties	(3,260,526)	(4,081,567)
Proceeds from sale of oil and gas properties, net of expenses	—	10,146,655
Decrease in escrow receivable	1,158,613	—
Payments for issuance of notes receivable	(115,724)
Receipts of notes receivable	115,724
Payments for other assets	—	(38,750)

Net cash provided by (used in) investing activities	(2,101,913)	15,676,338

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(700,029)	—
Proceeds from exercise of warrants	—	375,000

Net cash provided by (used in) financing activities	(700,029)	375,000

Increase (decrease) in cash and equivalents	(5,024,467)	13,135,565
Cash, beginning of period	9,910,694	417,818
Cash, end of period	$4,886,227	$13,553,383

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$55,163	$5,026,982

NONCASH INVESTING AND FINANCING INFORMATION
Cash proceeds from sale of oil and gas properties escrowed	$—	$1,673,551
Change in asset retirement obligation	$31,534	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $4,212,310 in excess of the FDIC’s $250,000 current insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

NOTE 2 – CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2008 have been reclassified to conform to the 2009 presentation.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves to the utilization of a 12-month average price rather than a single day spot price which eliminates the ability to utilize prices subsequent to the end of a reporting period in those instances where the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

Index

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167.  SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 4 – SALE OF CARACARA OIL AND GAS PROPERTIES

Gain on Sale of Oil and Gas Properties

In June 2008, the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract and related assets for a total cash consideration of $11,917,418.

Index

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the three and six months ended June 30, 2008 as if the Caracara transaction had occurred at the beginning of that period.

Pro-Forma Information:	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Oil and gas revenue	$2,453,264	$3,261,220
Loss from operations	(550,266)	(894,766)
Net loss	$(568,888)	$(938,786)

Basic loss per share	$(0.02)	$(0.03)
Diluted loss per share	$(0.02)	$(0.03)

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement.  The Company’s proportionate interest in the escrow deposit totaled $1,673,551, and was recorded as other current assets.  On June 17, 2009, $1,169,101 of the funds deposited in escrow were released to the Company.  At June 30, 2009, the balance of the funds held in escrow, including $514,938 representing the Company’s proportionate interest in the escrow deposit, continued to be held in escrow pending resolution of disputes among Hupecol, the purchaser of the Caracara assets and Ecopetrol.

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

Under the terms of the Letter Agreement, all advances by the Company to the Debtors incurred interest at 10% per annum and were repayable in full ninety (90) days from approval of the DIP Financing by the Bankruptcy Court, or the earlier consummation of a sale of the principal assets of the Debtors to the Company.  Advances made under the Letter Agreement totaled $115,724.

Pursuant to its rights under the Letter Agreement, the Company ultimately decided to terminate negotiations with the Debtors with respect to the potential acquisition of the assets of the Debtors.  On April 10, 2009, the Debtors repaid the DIP Financing in full in the amount of $117,897, including principal and interest and at June 30, 2009 no amounts were owed to the Company relative to the DIP Financing.

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE AND WARRANTS

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

During the six months ended June 30, 2008, the Company granted 3,333 options to the members of the Board of Directors, 1,050,000 options to employees and 55,600 shares of restricted stock.  Shares available for issuance under the Plans as of June 30, 2009 totaled 1,161,002.

2009 Stock Option and Warrant Activity

A summary of stock option activity and related information for the six months ended June 30, 2009 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,392,333	$6.21	$-
Granted	146,665	2.05	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2009	1,538,998	$5.81	$-
Exercisable at June 30, 2009	568,998	$4.53	$-

In June 2009, the Company granted to its Chief Financial Officer 120,000 options to purchase shares of the Company’s common stock.  The exercise price is $2.05 per share.  The options have a term of ten years and vest over three years.

Also in June 2009, the Company granted to its directors 26,665 options to purchase shares of the Company’s common stock.  The options vest immediately, have an exercise price of $2.05 per share and a term of ten years.

The above options were valued at a total of $221,006 using the Black-Scholes option-pricing model and the following parameters:  (1) 3.19% risk-free discount rate, (2) expected volatility of 87.625%, (3) $0 expected dividends, and (4) an expected option life of 6.0 years for each grant calculated pursuant to the terms of SAB 107 as the options granted qualify as ‘plain vanilla’ under that literature.

As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $4,393,740.  The unrecognized expense is expected to be recognized over the weighted average period of 2.75 years and the weighted average remaining contractual term of the outstanding and exercisable options at June 30, 2009 is 8.57 years.

At June 30, 2009, the Company had remaining 190,000 warrants outstanding with a remaining contractual life of 1.83 years.  The weighted average exercise price for all remaining outstanding warrants was $3.00.  The warrants had an intrinsic value of $0 at June 30, 2009.

Index

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008

Share-based compensation expense included in general and administrative expense	$295,114	$536,437
Per share effect of share-based compensation expense	$(0.01)	$(0.02)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2009 and 2008:

	Six Months Ended June,
	2009	2008

Share-based compensation expense included in general and administrative expense	$542,874	$577,603
Per share effect of share-based compensation expense	$(0.02)	$(0.02)

NOTE 7 – INCOMETAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are establish for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has computed the tax provision for the six months ended June 30, 2009 in accordance with the provisions of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

During the second quarter, the Company updated its tax projection for the remainder of the year based upon events through June 30, 2009 and management’s expectations for the second half of 2009, and consequently, recorded a tax benefit of $661,608 during the three months ended June 30, 2009. The income tax benefit for the three and six months ended is attributable primarily to net operating losses generated in Colombia and the United States.  The Company recognized the benefit based upon management’s expectations that the Company will be able to realize these losses during the remainder of fiscal year 2009 or is expected to recognize a deferred tax asset related to such losses at December 31, 2009 that will more likely than not be realized.

NOTE 8 – DIVIDEND

During the quarter ended June 30, 2009, we declared and paid cash dividends to our shareholders of $0.005 per share, or an aggregate of $140,014.  During the six months ended June 30, 2009, we declared and paid cash dividends to our shareholders of $0.025 per share, or an aggregate of $700,029.

Index

NOTE 9 – OIL AND GAS ACQUISITION – SERRANIA CONTRACT FARMOUT

In June 2009, the Company entered into a farmout agreement with Shona Energy Limited pursuant to which the Company will pay 25% of designated Phase 1 geological and seismic costs relating to the Serrania Contract for Exploration and Production relating to the approximately 110,769 acre Serrania Block in Colombia and for which the Company will receive a 12.5% interest in the Serrania Contract.  The Company’s share of Phase 1 costs are estimated at $1,125,000, and are expected to be paid out by September 30, 2009.

NOTE 10 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2009 and Long Lived Assets as of June 30, 2009 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2009
	Revenues	Long Lived Assets, Net

United States	$43,708	$2,618,349
Colombia	$1,535,552	$5,395,110

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012. The lease agreement requires future payments as follows:

Year	Amount
2009	$40,973
2010	84,315
2011	86,684
2012	36,530
Total	$248,502

For the three and six months ended June 30, the total base rental expense was $24,453 and $48,227, respectively, in 2009 and $20,919 and $31,462, respectively, in 2008.  The Company does not have any capital leases or other operating lease commitments.

NOTE 12 - SUBSEQUENT EVENTS

On August 7, 2009 the Board of directors declared a cash dividend of $0.005 per share to shareholders of record as of August 27, 2009.  The payment date was set for September 16, 2009.

Index

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2009, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2008.  As of, and for the quarter ended, June 30, 2009, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties.  Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2009:

June 30, 2009
Acquisition costs	$845,614
Evaluation costs	1,653,364
Retention costs	47,295
Total	$2,546,273

Included in the carrying value of unevaluated oil and gas prospects above, was $0 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Index

Current Year Developments

Production Levels, Commodity Prices and Revenues

Our production levels and revenues during the quarter and six months ended June 30, 2009, as compared to the same period in 2008, were affected by the sale of our Caracara prospect in 2008 and the sharp decline in oil and natural gas prices that began during the second half of 2008 and continued through the second quarter of 2009.  As a result of depressed commodity prices, our operator in Colombia temporarily shut-in production from a majority of our Colombian properties and we had no sales in Colombia from February 13, 2009 through April 5, 2009.

During the six months ended June 30, 2008, the Caracara prospect accounted for approximately 29,954 barrels of oil (net to the Company) produced, or 49% of the Company’s oil production, and $3,004,865 of revenues.

Drilling Activity

During the six months ended June 30, 2009, we drilled 9 international wells in Colombia, as follows:

▪	6 wells were drilled on concessions in which we hold a 12.5% working interest, of which 3 were in production at June 30, 2009, 1 was shut in and 2 were dry holes.

▪	1 well was drilled on a concession in which we hold a 6.25% working interest and was a dry hole.

▪	2 wells were drilled on a concession in which we hold a 1.6% working interest and both were in production at June 30, 2009.

During the six months ended June 30, 2009, we drilled 2 domestic well, the Wilberts & Sons #1 (Home Run Prospect) which was a dry hole and the Allar # 1 which was placed into production on May 27, 2009.
At June 30, 2009, drilling operations were ongoing in Colombia on 1 well.

Leasehold Activity

Domestic Leases & Activity

During the six months ended June 30, 2009, we acquired interests in 4 additional prospects in Louisiana, the N. Jade and W. Jade prospects, acquired for $67,480, and the Profit Island and North Profit Island prospects, acquired for $355,267.  Subsequent to purchasing our interest in the Profit and North Profit Island prospects, on July 16, 2009 we sold down our interest in the Profit Island and North Profit Island prospects and received reimbursement of initial capital of $291,763, with a profit $135,074. We still retain an interest in both of the prospects.

During the six months ended, June 30, 2009, we acquired (1) a 2.5% working interest in over 4,500 acres under lease within a 50,000 acre area of mutual interest (AMI) in Karnes County, Texas, for a purchase price of $75,000, and (2) a 1.25% Overriding Royalty in the same leases and all acreage within the AMI, for a purchase price of $100,000. Per the contract, we will be carried to the completion point on the first well.

Index

Colombian Farm-Outs

In June 2009, we entered into a farmout agreement with Shona Energy Limited pursuant to which we will pay 25% of designated Phase 1 geological and seismic costs relating to the Serrania Contract for Exploration and Production relating to the approximately 110,769 acre Serrania Block in Colombia and for which we will receive a 12.5% interest in the Serrania Contract.  Our share of Phase 1 costs are estimated at $1,125,000, and are expected to be paid out by September 30, 2009.

Seismic Activity

During the six months ended June 30, 2009, our operator in Colombia acquired approximately 40 square miles of additional seismic and geological data. The additional data relates primarily to prospects in which we hold a 1.594674% working interest. Our share of the costs of such data acquisition was $41,656.

Acquisition Activity

In light of our debt-free capital structure, solid cash position and low overhead and in response to conditions in the oil and gas market, in particular the non-economical cost and capital structures of many operators and financiers following the sharp decline in commodity prices during the second half of 2008 continuing into early 2009, during the first half of 2009, we began actively seeking opportunistic oil and gas acquisitions.

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

Under the terms of the Letter Agreement, we agreed to advance to the Debtors up to $300,000 (the “Maximum Borrowing Amount”), with all advances bearing interest at 10% per annum and being repayable in full ninety (90) days from approval of the DIP Financing by the Bankruptcy Court, or the earlier consummation of a sale of the principal assets of the Debtors to our company. Under the Letter Agreement, we and the Debtors agreed to commence negotiations and due diligence with respect to the potential acquisition by our company of the principal assets of the Debtors based on certain financial terms described in the Letter Agreement.  Advances were made under the Letter Agreement in the total amount of $115,724.

Pursuant to our rights under the Letter Agreement, after conducting due diligence with respect to the Debtors, we determined to terminate negotiations with the Debtors with respect to the potential acquisition of the assets of the Debtors.  On April 10, 2009, the Debtors repaid the DIP Financing in full in the amount of $117,897, including principal and interest, and at June 30, 2009 no amounts were owed to us relative to the DIP Financing.

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

Index

Compensation Expense – Stock Options

During the six months ended June 30, 2009, we granted 120,000 stock options to our Chief Financial Officer and 26,665 stock options to our non-employee directors and, in connection therewith, recognized non-cash compensation expense of $41,847.  Our total non-cash compensation expense for the three and six months ended June 30, 2009 was $295,114 and $542,874, respectively.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 65.9% to $1,134,118 in the three months ended June 30, 2009 compared to $3,328,951 in the three months ended June 30, 2008.  For the six month period, oil and gas revenues decreased 74.8% to $1,579,260 in the 2009 period from $6,266,085 in the 2008 period.

The decrease in revenue is principally due to (1) the sale of our Caracara interest during 2008, which accounted for $875,687 of our revenues in the 2008 quarter and $3,004,865 of our revenue in the 2008 six month period, (2) lower oil and gas prices during the 2009 period and (3) the cessation of production and sales from the majority of our Colombian properties for 5 days during the quarter ended June 30, 2009 and 52 days during the 2009 six month period.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross producing wells	26	51	24	50
Net producing wells	2.88	2.0	2.55	1.75
Net oil and gas production (BOE)	19,389	32,473	31,969	64,248
Average sales price – oil (per barrel)	$58.57	$102.57	$49.40	$99.36
Average sales price – natural gas (per Mcf)	$4.50	$10.54	$4.62	$9.49

The change in gross and net producing wells reflects the 2008 sale of our Caracara interest offset by the increase in average working interest during 2009, while the change in net oil and gas production reflects the same factors plus the effects of the temporary cessation of production of a majority of our Colombian properties during the 2009 period.  Giving pro forma effect to exclude sales revenues from the Caracara interest, oil and gas revenues for the quarter ended June 30, 2008 would have been $2,453,264 and oil and gas revenues for the first six months of 2008 would have been $3,261,220.

Oil and gas sales revenues for the first six months of 2009 and 2008, by region, were as follows:

	Columbia	U.S.	Total
2009 Six Month Period
Oil sales	$1,535,552	$31,201	$1,566,753
Gas sales	$—	$12,507	$12,507
2008 Six Month Period
Oil sales	$6,015,101	$93,474	$6,108,575
Gas sales	$—	$157,510	$157,510

Index

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, decreased 38.8% to $712,560 in the 2009 quarter from $1,165,048 in the 2008 quarter.  For the six month period, lease operating expenses decreased 20.5% to $1,623,047 in the 2009 period from $2,041,890 in the 2008 period.

The increase in lease operating expenses as a percentage of revenues, from 32.6% of revenues for the 2008 six month period to 102.8% of revenues for the 2009 period, was primarily attributable to the temporary cessation of production from a majority of our Colombian properties during the 2009 period as discussed above, the steep decline in oil and gas prices and an increase in our average working interest following the Caracara sale, as well as increased cost in Colombia relating to personnel expenses, facilities and equipment expenses, catering expenses, road maintenance, as well environmental services expenses.  Following is a summary comparison of lease operating expenses for the periods.

		Columbia	U.S.	Total
Quarter	- 2009	$715,476	$(2,916)	$712,560
	- 2008	$1,121,158	$43,890	$1,165,048

Six Months	- 2009	$1,613,711	$9,336	$1,623,047
	- 2008	$1,959,141	$82,749	$2,041,890

Hupecol, our operator in Colombia, has implemented cost cutting measures in order to improve field economics from our Colombian operations.  We have also seen declines in drilling and operating costs in the Llanos Basin which, together, are expected to result in improved margins during the balance of 2009.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $37,982 during the 2009 quarter and $54,340 during the 2008 quarter.  For the six month period, joint venture expenses totaled $78,706 during 2009 as compared to $101,694 during 2008.

The decrease in joint venture expenses was attributable to a decrease in drilling activity.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $287,317 and $424,102 for the quarter ended June 30, 2009 and 2008, respectively, and $541,732 and $765,903 for the six months ended June 30, 2009 and 2008, respectively.

The decrease in depreciation and depletion is due to reduced production as a result of the sale of our Caracara assets, the shut in of our Colombian wells for 5 days during the 2009 quarter and 52 days during the six month period, and an increase in Colombian reserves.

General and Administrative Expenses.  General and administrative expense decreased by 60.1% to $672,447 during the 2009 quarter from $1,686,390 during the 2008 quarter and by 30.6% to $1,393,314 during the 2009 six month period from $2,007,315 during the 2008 period.

The decrease in general and administrative expense was primarily attributable to decreases in employee compensation and professional fees, including a decrease of $750,000 related to cash bonuses paid in 2008 not repeated in 2009, $400,320 related to restricted stocks grants in 2008 and $34,788 in share-based compensation charges attributable to stock option grants during 2008 and 2009.

Other Income.  Other income consists of interest earned on cash balances and marketable securities.  Other income totaled $26,687 during the 2009 quarter as compared to $66,402 during the 2008 quarter and $44,536 during the 2009 six month period as compared to $160,443 during the 2008 period.

Index

The decrease in other income resulted from the sale of the balance of our marketable securities held during 2008 and a reduction in interest rates on short-term cash investments, partially offset by interest earned on DIP Financing provided to the Creditors under the Letter Agreement.

Income Tax Expense.  Income tax expense decreased to a benefit of $661,608 during the 2009 quarter from an expense of $4,480,907 during the 2008 quarter and to a benefit of $646,791 during the 2009 six month period from an expense of $5,053,438 during the 2008 period.  The income tax benefit during 2009 was primarily attributable to net operating losses generated in Colombia and the United States.

The decrease in income tax expense during the 2009 quarter and six month period was attributable to higher commodity prices and the one time sale of the Caracara assets which resulted in profitable operations during 2008 as compared to 2009, when we incurred a loss from operations due to the steep decline in oil and gas prices and other factors discussed above.    Currently, the Company expects to be able to utilize the incremental foreign tax credit carryforward and net operating loss generated during the 2009 periods and therefore, no valuation allowance has been recorded to date.  The Company recorded no U.S. income tax liability in the 2009 or 2008 quarter or six month periods.

Financial Condition

Liquidity and Capital Resources.  At June 30, 2009, we had a cash balance of $4,886,227 and working capital of $5,607,898 compared to a cash balance of $9,910,694 and working capital of $10,536,834 at December 31, 2008. The change in working capital during the period was primarily attributable to the drilling of wells, the acquisition of oil and gas properties, payment of dividends and the payment of operating cost in Colombia.

Operating activities used $2,222,525 of cash during the 2009 six month period as compared to $2,915,773 used during the 2008 period.  Excluding the decrease in operating cash from the gain on the Caracara sale in 2008, the change in operating cash flow was primarily attributable to (1) a reduction of accounts payable of $1,133,277, and (2) a reduction of accounts receivable of $59,942 in 2009 verse $1,002,557 in 2008.

Investing activities used $2,101,913 during the 2009 six month period compared to $15,676,338 provided during the 2008 period.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $3,260,526 during the 2009 period and $4,081,567 during the 2008 period.  For the 2009 period, funds used in investing activities was partially offset by the receipt of $1,158,613 in monies from the escrow account related to the sale of the Caracara assets. For the 2008 period, funds used in investing activities were more than offset by funds provided by the sale of marketable securities of $9,650,000 and funds provided by the sale of the Caracara assets.

Financing activities used $700,029 during the 2009 period, consisting of cash dividends paid.  Financing activities provided $375,000 during the 2008 period, consisting of proceeds from the exercise of warrants.

Long-Term Liabilities.  At June 30, 2009, we had long-term liabilities of $254,931 as compared to $205,524 at December 31, 2008.  Long-term liabilities at June 30, 2009 and December 31, 2008 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first six months of 2009, we invested approximately $3,260,526 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 9 wells in Colombia ($1,888,547), (2) seismic cost in Colombia ($422,123), (3) delay rentals on U.S. properties ($19,112), (4) leasehold costs on U.S. properties ($625,574), (5) drilling of 2 U.S. well ($292,876), and (6) additions to plug and abandonment reserves ($12,294).

Index

At June 30, 2009, our only material contractual obligation requiring determinable future payments was a lease relating to the Company’s executive offices which was unchanged when compared to the 2008 Form 10-K.

At June 30, 2009, our acquisition and drilling budget for the balance of 2009 totaled approximately $3,225,000, which consisted of the drilling of 4 wells in Colombia ($1,500,000), 1 well in the United States ($600,000), and Phase 1 costs on the Serrania Contract farmout ($1,125,000).  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.  In particular, we note that, in light of the sharp decline in commodity prices during the second half of 2008 and early 2009, we expect to see an increase in asset acquisition opportunities as operators and financiers are faced with uneconomical cost and capital structures resulting in forced liquidations of holdings.  We intend to evaluate, and as appropriate pursue, asset acquisition opportunities.  Should we pursue any such opportunities, our acquisition and drilling budget could be materially altered.

Management anticipates that our current financial resources combined with expected operating cash flows will meet our anticipated objectives and business operations, including planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital.  Management continues to evaluate producing property acquisitions as well as a number of drilling prospects.  It is possible that we may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.  We have no commitments to provide any additional financing should we require and seek such financing.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2009.

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

Index

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
John F. Terwilliger
CEO and President

By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer

Date: August 10, 2009