Form 10-Q
period 2010-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2010-05-07
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, we had 31,080,772 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash	$12,184,976	$14,010,637
Accounts receivable – oil and gas sales	1,640,524	1,831,674
Notes receivable	125,000	125,000
Escrow receivable	830,359	873,871
Prepaid expenses and other current assets	115,224	8,913
Total current assets	14,896,083	16,850,095

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	23,010,444	22,050,265
Costs not being amortized	8,657,115	5,558,324
Office equipment	83,756	11,878
Total property, plant and equipment	31,751,315	27,620,467
Accumulated depreciation, depletion, and impairment	(17,090,461)	(16,264,212)
Total property, plant and equipment, net	14,660,854	11,356,255

OTHER ASSETS
Deferred tax asset	5,680,026	5,680,026
Other assets	176,453	176,453
Total assets	$35,413,416	$34,062,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$299,619	$469,528
Accrued expenses	16,532	14,949
Foreign income taxes payable	13,825	128
Total current liabilities	329,976	484,605

LONG-TERM LIABILITIES
Deferred rent obligation	15,665	16,652
Reserve for plugging and abandonment costs	346,097	316,260
Total long-term liabilities	361,762	332,912

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 10,000,000 shares authorized; 0 shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,080,772 and 30,890,772 shares issued and outstanding, respectively	31,080	30,891
Additional paid-in capital	36,162,856	35,495,395
Accumulated deficit	(1,472,258)	(2,280,974)
Total shareholders’ equity	34,721,678	33,245,312
Total liabilities and shareholders’ equity	$35,413,416	$34,062,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenue
Oil and gas	$4,241,395	$445,142
Total Revenue	4,241,395	445,142

Expenses of operations
Lease operating expense and severance taxes	1,679,206	910,488
Joint venture expenses	39,021	40,723
General and administrative expense	717,917	720,867
Depreciation and depletion	826,248	254,415
Total operating expenses	3,262,392	1,926,493

Income (loss) from operations	979,003	(1,481,351)

Other income
Interest income	20,802	17,848
Total other income	20,802	17,848

Income (loss) before taxes	999,805	(1,463,503)

Income tax expense	191,089	14,817

Net income (loss)	$808,716	$(1,478,320)

Basic income (loss) per share	$0.03	$(0.05)
Diluted income (loss) per share	$0.03	$(0.05)

Basic weighted average shares	31,037,494	28,000,772
Diluted weighted average shares	31,431,710	28,000,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$808,716	$(1,478,320)
Adjustments to reconcile net income (loss) to net cash from operations
Depreciation and depletion	826,248	254,415
Stock based compensation	253,065	247,760
Accretion expense – asset retirement obligation	5,391	3,261
Amortization of deferred rent	(987)	(395)
Changes in operating assets and liabilities:
Decrease in accounts receivable	191,150	308,346
Increase in prepaid expense	(106,311)	(100,606)
Decrease in accounts payable and accrued expenses	(154,628)	(776,342)

Net cash provided by (used in) operating activities	1,822,644	(1,541,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for issuance of notes receivable	—	(115,724)
Acquisition of furniture and equipment	(71,878)	—
Acquisition and development of oil and gas properties	(4,034,524)	(1,237,259)
Proceeds from escrow receivable	43,512	—

Net cash used in investing activities	(4,062,890)	(1,352,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(155,415)	(560,015)
Exercise of warrants	570,000	—

Net cash provided by (used in) financing activities	414,585	(560,015)

Decrease in cash and equivalents	(1,825,661)	(3,454,879)
Cash, beginning of period	14,010,637	9,910,694
Cash, end of period	$12,184,976	$6,455,815

SUPPLEMENT CASH FLOW INFORMATION
Interest paid	$—	$—
Colombian taxes paid	$177,392	$25,008

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement obligation	$24,446	$—

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

These financial statements should be read in conjunction with the Company’s audited financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2009.

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

Reclassification

Certain financial presentations for the prior periods presented have been reclassified to conform to the current presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $11,833,000 in excess of the FDIC’s current insured limit of $250,000 as of March 31, 2010. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options.  Dilutive options had the effect of increasing diluted weighted average shares outstanding by 394,216 common shares for the three months ending March 31, 2010.

For the three months ended March 31, 2009, options and warrants to purchase 532,333 shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Index

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

No other accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 3 – OIL AND GAS ACQUISITIONS

Macaya TEA

During the quarter ended March 31, 2010, the Company elected to participate for its percentage interest (12.5%) in the Macaya Technical Evaluation Agreement (the “TEA”).

The TEA was entered into in February 2010 by and between the Columbian National Hydrocarbons Agency and Hupecol Operating Co. LLC, and encompasses a 195,171 acre region located to the southeast of the Serrania block, which is located in the municipalities of Uribe and La Macarena in the Department of Meta in the Republic of Colombia.

As a result of the election to participate, the Company agreed to pay its proportionate share, or 12.5%, of the acquisition costs and costs for the minimum work program contained in the TEA.

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE AND WARRANTS

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2010 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,538,998	$5.81	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	1,538,998	$5.81	$18,990,953
Exercisable at March 31, 2010	568,998	$4.51	$7,751,453

No options were granted or exercised during the three month periods ended March 31, 2010.  As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $3,593,704. The unrecognized expense is expected to be recognized over a weighted average period of 3.86 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2010 is 7.8 years and 7.0 years, respectively.

Shares available for issuance under the Plans as of March 31, 2010 totaled 1,161,002.

Index

Warrant Activity

No warrants were issued during the three months ended March 31, 2010.  The remaining 190,000 placement agent warrants that were outstanding at December 31, 2009 were exercised during the three months ended March 31, 2010.  The Company received $570,000, or $3.00 per warrant, as a result of exercise of the warrants.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Share-based compensation expense included in reported net income	$253,066	$247,760
Earnings per share effect of share-based compensation expense	$(0.01)	$(0.01)

NOTE 5 – DIVIDEND

During the quarter ended March 31, 2010, we declared and paid cash dividends to our shareholders of $0.005 per share, or an aggregate of $155,415.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012.  As of March 31, 2010, the lease agreement requires future payments as follows:

Year	Amount
2010	63,715
2011	86,684
2012	36,530
Total	$186,929

For the three months ended March 31, the total base rental expense was $20,600 in 2010 and $20,140 in 2009.  The Company does not have any capital leases or other operating lease commitments.

Standby Letter of Credit – CPO 4 Block

At March 31, 2010, the Company has an outstanding letter of credit in the amount of $2,037,500 that was issued to the Agency De National Hydrocarbons in Colombia to guaranty the Company’s compliance and proper execution of the work obligations relating of the phase one work program related to the Company’s 25% interest in the CPO-4 Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, Houston American Energy is required to keep on deposit with JP Morgan Chase $2,037,500. The Standby Letter of credit expires on December 24, 2010.

Possible Hupecol Transaction

In September 2009, management of the Company was advised that Hupecol LLC (“Hupecol”) had retained Scotia Waterous for purposes of evaluating a possible transaction (a “Transaction”) involving the monetization of five exploration and production contracts covering approximately 413,000 acres comprising the Leona Block, La Cuerva Block, Dorotea Block, Las Garzas Block and Cabiona Block in Colombia. The Transaction may involve the sale of some or all of the assets and operations of the subject properties, an exchange or trade of assets, or other similar transaction and may be effected in a single transaction or a series of transactions.

Scotia Waterous established a process whereby interested parties could evaluate a potential Transaction with the objective of completing one or more Transactions.  A due date for proposals of April 6, 2010 was established.  As of the date hereof, no Transaction had been announced, agreed to or completed and the Company is unable to predict whether or not a Transaction will in fact occur or the nature or timing of any such Transaction or, should a Transaction occur, the actual value that the Company might derive from any such Transaction and whether any such Transaction will ultimately be beneficial to the Company and its shareholders.

Index

The Company is an investor in Hupecol and the Company’s interest in the assets and operations of Hupecol that would be included in any Transaction represent a substantial portion of the Company’s assets and operations in Colombia and are currently the principal revenue producing assets and operations of the Company. The Company’s management intends to closely monitor the nature and progress of the Transaction in order to protect the interests of the Company and its shareholders. However, the Company has no effective ability to alter or prevent a Transaction.

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

The Company has computed the tax provision for the three months ended March 31, 2010 in accordance with the provisions of ASC 740 – Income Taxes and ASC 270 – Interim Reporting.

The Company has estimated that its effective tax rate for US purposes will be zero for 2010, and consequently, recorded no U.S. income tax liability for the quarter ended March 31, 2010.   Income tax expense for the 2010 and 2009 periods was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or incurred in that jurisdiction.

NOTE 8 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2010 and Long Lived Assets as of March 31, 2010 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2010
	Revenues	Long Lived Assets, Net

United States	$61,797	$2,893,928
Colombia	4,179,598	11,766,926
Total	$4,241,395	$14,660,854

NOTE 9 - SUBSEQUENT EVENTS

On May 5, 2010, the Company’s board of directors declared a dividend of $0.005 per common share with a record date of May 26, 2010 and a payment date of June 16, 2010.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

Index

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2009.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2009.  As of, and for the quarter ended, March 31, 2010, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization include the following at March 31, 2010:

March 31, 2010
Acquisition costs	$237,966
Evaluation costs	8,398,387
Retention costs	20,762
Total	$8,657,115

Included in the carrying value of unevaluated oil and gas prospects above was $5,984,632 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Current Year Developments

Production Levels, Commodity Prices and Revenues

Our production levels and revenues during the quarter ended March 31, 2010, as compared to the same period in 2009, were affected by improved market conditions during the current period as compared to the 2009 period when sharply lower prices prevailed following the global economic crisis that began during the second half of 2008.  As a result of depressed commodity prices during the 2009 period, our operator in Colombia temporarily shut-in production from a majority of our Colombian properties and we had no sales in Colombia from February 13, 2009 through the end of the 2009 first quarter.

Drilling Activity

During the quarter ended March 31, 2010, we drilled 6 international wells in Colombia, as follows:

▪	3 wells were drilled on concessions in which we hold a 12.5% working interest, of which 3 were completed and in production at March 31, 2010.

▪	1 well was drilled on a concession in which we hold a 6.25% working interest, and it was a dry hole at March 31, 2010.

▪	2 wells were drilled on concessions in which we hold a 1.6% working interest, of which 2 were completed and in production at March 31, 2010.

Index

During the quarter ended March 31, 2010, no domestic wells were drilled.

At March 31, 2010, drilling operations were ongoing in Colombia on one well.

Leasehold Activity

During the quarter ended March 31, 2010, we elected to participate for our percentage interest (12.5%) in the Macaya Technical Evaluation Agreement (the “TEA”).  The TEA was entered into in February 2010 by and between the Columbian National Hydrocarbons Agency and Hupecol Operating Co. LLC, and encompasses a 195,171 acre region located to the southeast of the Serrania block, which is located in the municipalities of Uribe and La Macarena in the Department of Meta in the Republic of Colombia. As a result of the election to participate, the Company agreed to pay its proportionate share, or 12.5%, of the acquisition costs and costs for the minimum work program contained in the TEA.

Seismic Activity

During the quarter ended March 31, 2010, we paid seismic costs related to work performed in the fourth quarter of 2009.  The costs paid during the quarter primarily relate to additional data acquired on prospects in which we hold a 12.5% working interest, and to a lesser extent on prospects in which we hold a 1.6% working interest. Our share of the costs of such data acquisition was $878,151 and $16,900 respectively.

Possible Hupecol Transaction

In September 2009, management of the Company was advised that Hupecol LLC (“Hupecol”) had retained Scotia Waterous for purposes of evaluating a possible transaction (a “Transaction”) involving the monetization of five exploration and production contracts covering approximately 413,000 acres comprising the Leona Block, La Cuerva Block, Dorotea Block, Las Garzas Block and Cabiona Block in Colombia. The Transaction may involve the sale of some or all of the assets and operations of the subject properties, an exchange or trade of assets, or other similar transaction and may be effected in a single transaction or a series of transactions.

Scotia Waterous established a process whereby interested parties could evaluate a potential Transaction with the objective of completing one or more Transactions.  A due date for proposals of April 6, 2010 was established.  As of the date hereof, no Transaction had been announced, agreed to or completed and the Company is unable to predict whether or not a Transaction will in fact occur or the nature or timing of any such Transaction or, should a Transaction occur, the actual value that the Company might derive from any such Transaction and whether any such Transaction will ultimately be beneficial to the Company and its shareholders.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 853% to $4,241,395 in the three months ended March 31, 2010 compared to $445,142 in the three months ended March 31, 2009.  The increase in revenue is principally due to (1) higher average sales prices for oil and gas during the 2010 quarter and (2) increased oil production due to new wells brought onto production and production from our Colombian properties for the full period in 2010 as compared to the 2009 period when production was temporarily shut-in for 46 days due to market conditions.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2010 and 2009:

	2010	2009
Gross producing wells	30.00	17.00
Net producing wells	2.64	1.50
Net oil and gas production (BOE)	57,060	13,401
Average sales price – oil (per barrel)	$74.89	$33.32
Average sales price – natural gas (per Mcf)	$6.07	$4.70

The change in gross and net producing wells reflects the drilling and completion of 13 gross (1.14 net) wells.  The change in net oil and gas production reflects the same factors plus the effects of the temporary cessation of production of a majority of our Colombian properties during the 2009 period.

Index

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2010 First Quarter
Oil sales	$4,179,598	$31,603	$4,211,201
Gas sales	—	30,194	30,194
2009 First Quarter
Oil sales	$423,446	$14,350	$437,796
Gas sales	—	7,346	7,346

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 84% to $1,679,206 in the 2010 quarter from $910,488 in the 2009 quarter.  The increase in total lease operating expenses was attributable to an increase in the number of wells producing.  The decrease in lease operating expenses as a percentage of revenues, from 205% of revenues for 2009 to 40% of revenues for 2010, was attributable to the temporary cessation of production from the majority of our Colombian properties during the 2009 quarter.  Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2010 First Quarter	$1,655,788	$23,418	$1,679,206
2009 First Quarter	898,234	12,254	910,488

Hupecol, our operator in Colombia, is continuing to implement cost cutting measures in order to improve field economics from our Colombian operations.  We have also seen continuing declines in drilling and operating costs in the Llanos Basin which, together, are expected to result in improved margins during the balance of 2010.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $39,021 during the 2010 quarter and $40,723 during the 2009 quarter.  The change in joint venture expenses was attributable to reduced allocated administrative cost.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $826,248 and $254,415 for the quarter ended March 31, 2010 and 2009, respectively.  The 225% increase is due to the increase in 2010 production volumes due to the factors discussed above.

General and Administrative Expenses.  General and administrative expense decreased by 0.4% to $717,917 during the 2010 quarter from $720,867 during the 2009 quarter.  The decrease in general and administrative expense was primarily attributable to a reduction of professional fees.

Other Income.  Other income consists of interest earned on cash balances.  Other income totaled $20,802 during the 2010 quarter as compared to $17,848 during the 2009 quarter.  The increase in other income resulted from interest earned on larger average cash balances, partially offset by a reduction in interest rates on short-term cash investments.

Income Tax Expense.  Income tax expense increased 1,190 %  to $191,089 during the 2010 first quarter from $14,817 during the 2009 first quarter.  Income tax expense during the 2010 quarter and the 2009 quarter was entirely attributable to operations in Colombia. The increase in income tax expense during the 2010 quarter was attributable to the increased sales and profitability of our Colombian operations during the 2010 period.  The Company recorded no U.S. income tax liability in the 2010 or 2009 quarters.

Financial Condition

Liquidity and Capital Resources.  At March 31, 2010, we had a cash balance of $12,184,976 and working capital of $14,566,107, compared to a cash balance of $14,010,637 and working capital of $16,365,490 at December 31, 2009. The change in working capital during the period was primarily attributable to the acquisition of oil and gas properties, payment of dividends and the payment of our proportionate share of seismic and other costs relating to the planned drilling on the CPO 4 and Serrania prospects.

Operating activities provided $1,822,644 of cash during the 2010 quarter as compared to $1,541,881 used during the 2009 quarter.  The change in operating cash flow was primarily attributable to a $2,287,036 improvement in profitability during the 2010 quarter.

Index

Investing activities used $4,062,890 during the 2010 quarter compared to $1,352,983 used during the 2009 quarter.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $4,106,402 during the 2010 quarter and $1,237,259 during the 2009 quarter, partially offset by proceeds from escrow receivable of $43,512 during the 2010 quarter and $0 during the 2009 quarter.  The 2009 quarter also reflects advances of funds to a third party under a short-term financing arrangement totaling $115,724.

Financing activities provided $414,585 during the 2010 quarter and used $560,015 during the 2009 quarter.  Cash provided by financing activities during the 2010 quarter consisted of $570,000 of proceeds from the exercise of warrants, partially offset by dividends paid of $155,415.  Cash used in financing activities during the 2009 quarter consisted of dividends paid of $560,015.

Long-Term Liabilities.  At March 31, 2010, we had long-term liabilities of $361,762 as compared to $332,912 at December 31, 2009.  Long-term liabilities at March 31, 2010 and December 31, 2009 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first quarter of 2010, we invested approximately $4,034,524 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 6 wells in Colombia of $918,486, (2) seismic cost in Colombia of $895,356, (3) delay rentals on U.S. properties of $7,231, (4) leasehold costs on U.S. properties of $100,700, and (5) acquisition and evaluation costs in Colombia of $2,112,750.

At March 31, 2010, our only material contractual obligation requiring determinable future payments was a lease relating to the Company’s executive offices, the terms of which were unchanged when compared to the 2009 Form 10-K.

At March 31, 2010, our acquisition and drilling budget for the balance of 2010 totaled approximately $10,540,000, which consisted of the drilling of 7 wells in Colombia, preparation for drilling 2 wells on CPO-4, 1 well in the United States, and seismic and infrastructure cost.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that our current financial resources, combined with expected operating cash flows, will meet our anticipated objectives and business operations, including planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital.  Management continues to evaluate producing property acquisitions as well as a number of drilling prospects.  It is possible, although not anticipated, that we may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 7, 2010
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer