Form 10-Q
period 2010-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2010-08-16
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, we had 31,080,772 shares of $0.0001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$12,737,340	$14,010,637
Accounts receivable – oil and gas sales	1,885,309	1,831,674
Notes receivable	—	125,000
Escrow receivable	571,816	873,871
Prepaid expenses and other current assets	79,774	8,913
Total current assets	15,274,239	16,850,095

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	23,347,162	22,050,265
Costs not being amortized	10,810,042	5,558,324
Office equipment	90,004	11,878
Total property, plant and equipment	34,247,208	27,620,467
Accumulated depreciation, depletion, and impairment	(18,437,256)	(16,264,212)
Total property, plant and equipment, net	15,809,952	11,356,255

OTHER ASSETS
Deferred tax asset	6,041,911	5,680,026
Other assets	176,453	176,453
Total assets	$37,302,555	$34,062,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$49,575	$469,528
Accrued expenses	9,223	14,949
Foreign income taxes payable	47,500	128
Total current liabilities	106,298	484,605

LONG-TERM LIABILITIES
Deferred rent obligation	14,480	16,652
Reserve for plugging and abandonment costs	352,865	316,260
Total long-term liabilities	367,345	332,912

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 10,000,000 shares authorized; 0 shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,080,772 and 30,890,772 shares issued and outstanding, respectively	31,080	30,891
Additional paid-in capital	37,279,955	35,495,395
Accumulated deficit	(482,123)	(2,280,974)
Total shareholders’ equity	36,828,912	33,245,312
Total liabilities and shareholders’ equity	$37,302,555	$34,062,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Oil and gas	$11,870,669	$1,579,260	$7,629,274	$1,134,118
Total revenue	11,870,669	1,579,260	7,629,274	1,134,118

Expenses of operations:
Lease operating expense and severance tax	4,614,790	1,623,047	2,935,584	712,560
Joint venture expenses	78,086	78,706	39,064	37,982
General and administrative expense	3,148,857	1,393,314	2,430,942	672,447
Depreciation and depletion	2,173,044	541,732	1,346,796	287,317
Total operating expenses	10,014,777	3,636,799	6,752,386	1,710,306

Income (loss) from operations	1,855,892	(2,057,539)	876,888	(576,188)

Other income:
Interest income	37,436	44,536	16,634	26,687
Total other income	37,436	44,536	16,634	26,687

Net income (loss) before taxes	1,893,328	(2,013,003)	893,522	(549,501)

Income tax expense (benefit)	94,477	(646,791)	(96,612)	(661,608)

Net income (loss)	$1,798,851	$(1,366,212)	$990,134	$112,107

Basic income (loss) per share	$0.06	$(0.05)	$0.03	$0.00

Diluted income (loss) per share	$0.06	$(0.05)	$0.03	$0.00

Basic weighted average shares	31,059,253	28,000,772	31,080,772	28,000,772

Diluted weighted average shares	31,632,602	28,000,772	31,682,188	28,000,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,798,851	$(1,366,212)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and depletion	2,173,044	541,733
Stock based compensation	1,525,578	542,874
Accretion of asset retirement obligation	10,782	18,860
Amortization of deferred rent	(2,172)	(987)
Increase in deferred tax asset	(361,885)	(704,649)
Changes in operating assets and liabilities:
Increase in accounts receivable	(53,635)	(59,942)
Increase in prepaid expense	(70,861)	(60,925)
Decrease in accounts payable and accrued liabilities	(378,307)	(1,133,277)

Net cash provided by (used in) operating activities	4,641,395	(2,222,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition and development of oil and gas properties	(6,522,793)	(3,260,526)
Decrease in escrow receivable	302,055	1,158,613
Payments for issuance of notes receivable	—	(115,724)
Receipt of proceeds from notes receivable	125,000	115,724
Cash paid for property, plant and equipment	(78,126)	—

Net cash used in investing activities	(6,173,864)	(2,101,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(310,828)	(700,029)
Proceeds from exercise of warrants	570,000	—

Net cash provided by (used in) financing activities	259,172	(700,029)

Decrease in cash	(1,273,297)	(5,024,467)
Cash, beginning of period	14,010,637	9,910,694
Cash, end of period	$12,737,340	$4,886,227

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Colombian taxes paid	$408,990	$55,163

NONCASH INVESTING AND FINANCING INFORMATION
Change in reserve for plugging and abandonment costs	$25,823	$31,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Houston American Energy Corp., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2009.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc. and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

General Principles and Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes, determination of proved reserves of oil and gas and asset retirement obligations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Reclassification

Certain financial presentations for the prior periods presented have been reclassified to conform to the current presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $12,300,000 in excess of the FDIC’s currently insured limit of $250,000 as of June 30, 2010. The Company has not experienced any losses on its deposits of cash.

Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options.  Dilutive options had the effect of increasing diluted weighted average shares outstanding by 601,416 and 573,349 common shares for the three and six months ending June 30, 2010, respectively.

Index

For the three and six months ended June 30, 2009, options and warrants to purchase 692,331 shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

No other accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 3 – OIL AND GAS ACQUISITIONS

During the six months ended June 30, 2010, the Company capitalized approximately $1.3 million to oil and gas properties subject to amortization, attributable to developmental activity related to the Company’s Colombian oil and gas interests, and approximately $5.3 million to oil and gas properties not subject to amortization, primarily attributable to seismic and leasehold acquisition costs associated with the Company’s interests in the CPO-4 and other unevaluated concessions in Colombia.

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

NOTE 4 – EQUITY

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Index

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2010 is presented below:
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,538,998	$5.81	$-
Granted	100,000	$14.08	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2010	1,638,998	$6.31	$6,232,659
Exercisable at June 30, 2010	908,998	$6.06	$3,878,859

In June 2010, the Company granted an aggregate of 100,000 stock options to its independent directors.  The options vested immediately, have an exercise price of $14.08 per share and a term of ten years.

The above options were valued at a total of $1,006,807 using the Black-Scholes option-pricing model and the following parameters:  (1) 2.334% risk-free discount rate, (2) expected volatility of 87.16%, (3) 0.50% expected dividend yield, and (4) an expected option life of 5.7 years for each grant calculated pursuant to the terms of SAB 107 as the options granted qualify as ‘plain vanilla’ under that literature.  The options’ estimated fair value of $1,006,807 was expensed in its entirety during the quarter ended June 30, 2010.

During the six months ended June 30, 2010, the Company recognized $518,772 of stock compensation expense attributable to previously outstanding options.  As of June 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $3,327,996. The unrecognized expense is expected to be recognized over a weighted average period of 3.648 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2010 is 7.94 years and 6.98 years, respectively.

Shares available for issuance under the Plans as of June 30, 2010 totaled 1,061,002.

Warrant Activity

No warrants were issued during the six months ended June 30, 2010.  The remaining 190,000 placement agent warrants that were outstanding at December 31, 2009 were exercised during the three months ended March 31, 2010.  The Company received $570,000, or $3.00 per warrant, as a result of exercise of the warrants.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009

Share-based compensation expense included in reported net income	$1,272,513	$295,114
Earnings per share effect of share-based compensation expense	$(0.04)	$(0.01)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

Share-based compensation expense included in reported net income	$1,525,578	$542,874
Earnings per share effect of share-based compensation expense	$(0.05)	$(0.02)

Index

NOTE 5 – DIVIDEND

During the six months ended June 30, 2010, we declared and paid cash dividends to our shareholders of $0.01 per common share, or an aggregate of $310,828.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012.  As of June 30, 2010, the lease agreement requires future payments as follows:

Year	Amount
2010	42,615
2011	86,684
2012	36,530
Total	$165,865

For the three and six months ended June 30, the total base rental expense was $21,587 and $43,172, respectively, in 2010 and $24,453 and $48,227, respectively, in 2009.  The Company does not have any capital leases or other operating lease commitments.

Standby Letter of Credit – CPO 4 Block

At June 30, 2010, the Company has an outstanding letter of credit in the amount of $2,037,500 that was issued to the Agency De National Hydrocarbons in Colombia to guaranty the Company’s compliance and proper execution of the work obligations relating of the phase one work program related to the Company’s 25% interest in the CPO-4 Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, Houston American Energy is required to keep on deposit with JP Morgan Chase $2,037,500. The Standby Letter of credit expires on December 24, 2010.

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

The Company has computed the tax provision for the three and six months ended June 30, 2010 in accordance with the provisions of ASC 740 – Income Taxes and ASC 270 – Interim Reporting.

During the second quarter of 2010, the Company updated its estimated effective tax rate for 2010, and the resulting effective rate is significantly lower than the statutory rate of 34%.  The decrease in the effective tax rate as compared to the statutory rate of 34% is primarily attributable to the recognition of foreign tax credits associated with Colombian taxes paid by the Company during the period attributable to its Colombian operations.

NOTE 8 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2010 and Long Lived Assets as of June 30, 2010 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2010
	Revenues	Long Lived Assets, Net

United States	$111,873	$3,027,528
Colombia	11,758,796	12,782,424
Total	$11,870,669	$15,809,952

NOTE 9 - SUBSEQUENT EVENTS

Board Appointment and Option Grant

On July 7, 2010, the Company’s board of directors appointed a new independent director to fill a vacancy on the board and granted 25,000 fully vested stock options exercisable at $9.81 per share with a term of ten years.  The options were valued at $170,974 using the Black-Scholes option-pricing model.

CPO 4 Farmout

Effective July 31, 2010, the Company entered into a Farmout Agreement (the “Farmout Agreement”) with SK Energy Co. LTD (“SK Energy”) pursuant to which SK Energy agreed to assign to the Company an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Colombia, increasing the Company’s current interest in the CPO 4 Block from 25% to 37.5%.

Under the terms of the Farmout Agreement, the Company will be responsible for paying its proportionate interest in all future development and operating costs (“Ongoing Costs”).  In addition to payment of its proportionate interest in Ongoing Costs, as a condition of assignment of the additional 12.5% interest in the CPO 4 Block, the Company will be responsible for reimbursement to SK Energy, or payment, of (i) 12.5% of certain defined past costs relating to development of the CPO 4 Block (the “Past Costs”), and (ii) 25% of seismic acquisition costs incurred with respect to the CPO 4 Block between June 18, 2009 and June 17, 2012 (the “Seismic Acquisition Costs”).

Index

The assignment of the additional interest in the CPO 4 Block is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011 and payment of the Company’s proportionate interest in Past Costs is due on the earlier of (i) October 29, 2010, or (ii) 30 days following ANH approval.

SK Energy Co serves as operator on the CPO 4 Block under a Joint Operating Agreement (the “JOA”).

Pursuant to the terms of, and in conjunction with, the Farmout Agreement and the JOA, the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the JOA for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block.  Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, (i) the Company’s 12.5% share of Past Costs incurred through July 31, 2010, and (ii) the Company’s 25% share of Seismic Acquisition Costs incurred through July 31, 2010.

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this report and there are no other material subsequent events to report.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2009.

Index

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2009.  As of, and for the six months ended, June 30, 2010, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties.  Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2010:

June 30, 2010
Acquisition costs	$1,033,772
Evaluation costs	9,716,861
Retention costs	59,409
Total	$10,810,042

Included in the carrying value of unevaluated oil and gas prospects above, was $7,994,043 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Current Year Developments

Production Levels, Commodity Prices and Revenues

Our production levels and revenues during the quarter and six months ended June 30, 2010, as compared to the same periods in 2009, were affected by improved market conditions during the current periods as compared to the 2009 periods when sharply lower prices prevailed following the global economic crisis that began during the second half of 2008.  As a result of depressed commodity prices during the 2009 periods, our operator in Colombia temporarily shut-in production from a majority of our Colombian properties and we had no sales in Colombia from February 13, 2009 through April 5, 2009.

Drilling Activity

During the six months ended June 30, 2010, we drilled 7 international wells in Colombia, as follows:

▪	3 wells were drilled on concessions in which we hold a 12.5% working interest, of which 3 were completed and in production at June 30, 2010.

▪	1 dry hole was drilled on a concession in which we hold a 6.25% working interest.

▪	3 wells were drilled on concessions in which we hold a 1.6% working interest, of which 3 were completed and in production at June 30, 2010.

During the quarter ended June 30, 2010, no domestic wells were drilled and, at June 30, 2010, no domestic drilling operations were ongoing.

Leasehold Activity

During the six months ended June 30, 2010, we elected to participate for our percentage interest (12.5%) in the Macaya Technical Evaluation Agreement (the “TEA”).  The TEA was entered into in February 2010 by and between the Colombian National Hydrocarbons Agency and Hupecol Operating Co. LLC, and encompasses a 195,171 acre region located to the southeast of the Serrania block, which is located in the municipalities of Uribe and La Macarena in the Department of Meta in the Republic of Colombia. As a result of the election to participate, we agreed to pay our proportionate share, or 12.5%, of the acquisition costs and costs for the minimum work program contained in the TEA.

Index

Effective July 31, 2010, we entered into a Farmout Agreement (the “Farmout Agreement”) with SK Energy Co. LTD (“SK Energy”) pursuant to which SK Energy agreed to assign to our company an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Colombia, increasing our interest in the CPO 4 Block from 25% to 37.5%.

Under the terms of the Farmout Agreement, we will be responsible for paying our proportionate interest in all future development and operating costs (“Ongoing Costs”).  In addition to payment of its proportionate interest in Ongoing Costs, as a condition of assignment of the additional 12.5% interest in the CPO 4 Block, we will be responsible for reimbursement to SK Energy, or payment, of (i) 12.5% of certain defined past costs relating to development of the CPO 4 Block (the “Past Costs”), and (ii) 25% of seismic acquisition costs incurred with respect to the CPO 4 Block between June 18, 2009 and June 17, 2012 (the “Seismic Acquisition Costs”).

The assignment of the additional interest in the CPO 4 Block is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011 and payment of our proportionate interest in Past Costs is due on the earlier of (i) October 29, 2010, or (ii) 30 days following ANH approval.

SK Energy serves as operator on the CPO 4 Block under a Joint Operating Agreement (the “JOA”).

Pursuant to the terms of, and in conjunction with, the Farmout Agreement and the JOA, we entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby we waived our right of first refusal under the JOA for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block.  Under the agreement with Gulf United, as a condition of our agreement to waive our preferential rights, Gulf United agreed to pay to us, not later than 30 days following ANH approval, (i) our 12.5% share of Past Costs incurred through July 31, 2010, and (ii) our 25% share of Seismic Acquisition Costs incurred through July 31, 2010.

Seismic Activity

During the six months ended June 30, 2010, we paid $4,921,060 for seismic costs.  The costs paid during the period primarily relate to the acquisition of seismic data on our CPO 4 and Serrania blocks and additional data acquired on prospects in which we hold a 12.5% working interest, and to a lesser extent on prospects in which we hold a 1.6% working interest.

Possible Hupecol Transaction

In September 2009, our management was advised that Hupecol LLC (“Hupecol”) had retained Scotia Waterous for purposes of evaluating a possible transaction (a “Transaction”) involving the monetization of five exploration and production contracts covering approximately 413,000 acres comprising the Leona Block, La Cuerva Block, Dorotea Block, Las Garzas Block and Cabiona Block in Colombia. The Transaction may involve the sale of some or all of the assets and operations of the subject properties, an exchange or trade of assets, or other similar transaction and may be effected in a single transaction or a series of transactions.

Scotia Waterous established a process whereby interested parties could evaluate a potential Transaction with the objective of completing one or more Transactions.  A due date for proposals of April 6, 2010 was established.  As of the date hereof, no Transaction had been announced, agreed to or completed and we are unable to predict whether or not a Transaction will in fact occur or the nature or timing of any such Transaction or, should a Transaction occur, the actual value that we might derive from any such Transaction and whether any such Transaction will ultimately be beneficial to our company and our shareholders.

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

Index

Compensation Expense

In June 2010, our board of directors approved, and we paid, cash bonuses to our senior management team totaling $637,500 and, effective June 15, 2010, we increased the base salary of members of our senior management team by 10%.

Also in June 2010, we modified the non-cash compensation arrangements for our non-employee directors to provide for annual grants of stock options to purchase 25,000 shares of common stock.  The option grants vest on the grant date, are exercisable at the fair market value on the grant date and have a term of ten years.  Pursuant to such revised compensation arrangements, we granted 100,000 stock options to non-employee directors on June 15, 2010 and recognized non-cash compensation expense totaling $1,006,807.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 572.71% to $7,629,274 in the three months ended June 30, 2010 compared to $1,134,118 in the three months ended June 30, 2009.  For the six month period, oil and gas revenues increased 651.66% to $11,870,669 in the 2010 period from $1,579,260 in the 2009 period.

The increase in revenue is principally due to (1) higher average sales prices for oil and gas during 2010 and (2) increased oil production due to new wells brought onto production and production from our Colombian properties for the full period in 2010 as compared to the 2009 period when production was temporarily shut-in for 52 days due to market conditions.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross producing wells	31	26	31	26
Net producing wells	2.66	2.88	2.66	2.88
Net oil and gas production (BOE)	104,899	19,389	161,947	31,969
Average sales price – oil (per barrel)	$73.06	$58.57	$73.70	$49.40
Average sales price – natural gas (per Mcf)	$4.64	$4.50	$5.40	$4.62

Oil and gas sales revenue for the first six months of 2010 and 2009, by region, were as follows:

	Colombia	U.S.	Total
2010 First Six Months
Oil sales	$11,758,796	$61,055	$11,819,851
Gas sales	—	50,818	50,818
2009 First Six Months
Oil sales	$1,535,552	$31,201	$1,566,753
Gas sales	—	12,507	12,507

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 311.98% to $2,935,584 in the 2010 quarter from $712,560 in the 2009 quarter.  For the six month period, lease operating expenses increased 184.33% to $4,614,790 in the 2010 period from $1,623,047 in the 2009 period.

Index

The increase in total lease operating expenses was attributable to an increase in production and the number of wells producing.  The decrease in lease operating expenses as a percentage of revenues, from 62.8% and 102.7% of revenues, respectively, for the 2009 quarter and six month periods to 38.5% and 38.9% of revenues, respectively, for the 2010 quarter and six month periods, was attributable to the temporary cessation of production from the majority of our Colombian properties during the 2009 periods and due to increased production during 2010.  Following is a summary comparison of lease operating expenses, by region, for the periods.

		Columbia	U.S.	Total
Quarter	- 2010	$2,914,997	$20,587	$2,935,584
	- 2009	$715,476	$(2,916)	$712,560

Six Months	- 2010	$4,570,785	$44,005	$4,614,790
	- 2009	$1,613,711	$9,336	$1,623,047

Hupecol, our operator in Colombia, is continuing to implement cost cutting measures in order to improve field economics from our Colombian operations.  We have also seen continuing declines in drilling and operating costs in the Llanos Basin which, together, are expected to result in improved margins during the balance of 2010.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $39,064 during the 2010 quarter and $37,982 during the 2009 quarter.  For the six month period, joint venture expenses totaled $78,086 during 2010 as compared to $78,706 during 2009.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $1,346,796 and $287,317 for the quarter ended June 30, 2010 and 2009, respectively, and $2,173,044 and $541,732 for the six months ended June 30, 2010 and 2009, respectively.  The increase in depreciation and depletion expense was attributable to the increase in 2010 production volumes due to the factors discussed above.

General and Administrative Expenses.  General and administrative expense increased by 261.51% to $2,430,942 during the 2010 quarter from $672,447 during the 2009 quarter and by 126% to $3,148,857 during the 2010 six month period from $1,393,314 during the 2009 six month period.

The increase in general and administrative expense was primarily attributable to increases in employee compensation, principally relating to the payment of $637,500 of cash bonuses, a 10% increase in  base salaries effective June 15, 2010 and an approximately $1 million increase in non-cash compensation associated with options granted to directors during the 2010 quarter.

Other Income.  Other income consists of interest earned on cash balances.  Other income totaled $16,634 during the 2010 quarter as compared to $26,687 during the 2009 quarter and $37,436 during the 2010 six month period as compared to $44,536 during the 2009 six month period. The decrease in other income resulted from a reduction in interest rates on short-term investments, partially offset by interest earned on larger average cash balances.

Income Tax Expense.  Income tax benefit decreased to $96,612 during the 2010 quarter from a benefit of $661,608 during the 2009 quarter.  Income tax expense of  $94,477 was recognized during the 2010 six month period versus a benefit of $646,791 during the 2009 six month period.  The income tax expense for all periods was entirely attributable to operations in Colombia.  The increase in income tax expense during the 2010 periods was attributable to the increased sales and profitability of our Colombian operations during 2010.  The Company recorded no U.S. income tax liability in 2010 or 2009.

Index

Financial Condition

Liquidity and Capital Resources.  At June 30, 2010, we had a cash balance of $12,737,340 and working capital of $15,167,941, compared to a cash balance of $14,010,637 and working capital of $16,365,490 at December 31, 2009. The change in working capital during the period was primarily attributable to the acquisition of oil and gas properties, payment of dividends and the payment of our proportionate share of seismic and other costs relating to the planned drilling on the CPO 4 and Serrania prospects, partially offset by operating cash flows.

Operating activities provided $4,641,395 of cash during the 2010 six month period as compared to $2,222,525 used during the 2009 six month period.  The improvement in operating cash flow was primarily attributable to a $2,803,178 improvement in profitability during the 2010 period, as well as higher non-cash expenses during 2010 attributable to depreciation and depletion and stock based compensation.

Investing activities used $6,173,864 during the 2010 six month period compared to $2,101,913 used during the 2009 period.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $6,522,793 during the 2010 period and $3,260,526 during the 2009 period, partially offset by proceeds from escrow receivable of $302,055 during the 2010 period and $1,158,613 during the 2009 period.

Financing activities provided $259,179 during the 2010 period and used $700,029 during the 2009 period.  Cash provided by financing activities during the 2010 period consisted of $570,000 of proceeds from the exercise of warrants, partially offset by dividends paid of $310,828.  Cash used in financing activities during the 2009 period consisted of dividends paid.

Long-Term Liabilities.  At June 30, 2010, we had long-term liabilities of $367,345 as compared to $332,912 at December 31, 2009.  Long-term liabilities at June 30, 2010 and December 31, 2009 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first six months of 2010, we invested $ 6,522,793 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 7 wells in Colombia of $1,182,704, (2) seismic cost in Colombia of $4,921,060, (3) delay rentals on U.S. properties of $12,116, (4) leasehold costs on U.S. properties of $233,808, and (5) acquisition and evaluation costs in Colombia of $173,105.

At June 30, 2010, our only material contractual obligation requiring determinable future payments was a lease relating to the Company’s executive offices, the terms of which were unchanged when compared to the 2009 Form 10-K.

At June 30, 2010, our projected acquisition and drilling budget for the balance of 2010 totaled approximately $8,160,000, which consisted of the drilling of 6 additional wells in Colombia, preparation for drilling 2 wells on CPO-4, 1 well in the United States, and seismic and infrastructure cost.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.  As a result of our July 2010 entry into a Farmout Agreement with SK Energy, subject to the receipt of necessary governmental approvals, we will be responsible for an additional 12.5% of Ongoing Costs associated with the CPO 4 block in Colombia.  We estimate that such obligation would increase our acquisition and drilling budget over the balance of 2010 by approximately $1,000,000.  Pursuant to the Farmout Agreement we also assumed responsibility for certain Past Costs and Seismic Acquisition Costs, which obligation is fully offset by the undertaking of Gulf United to assume such costs as a condition of our waiver of our right of first refusal whereby Gulf United also obtained rights from SK Energy to participate in the CPO 4 Block.

At June 30, 2010, we had an outstanding letter of credit in the amount of $2,037,500 that was issued to the Agency De National Hydrocarbons in Colombia to guaranty our compliance and proper execution of the work obligations relating of the phase one work program related to our 25% interest in the CPO-4 Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, we are required to keep on deposit with JP Morgan Chase $2,037,500. The Standby Letter of Credit expires on December 24, 2010.

Index

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 16, 2010
	By:	/s/ John F. Terwilliger
John F. Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer