Form 10-Q
period 2010-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2010-11-15
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, we had 31,080,772 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$11,859,069	$11,973,137
Restricted Cash – letter of credit	2,037,500	2,037,500
Accounts receivable – oil and gas sales	1,892,249	1,831,674
Notes receivable	—	125,000
Escrow receivable	566,052	873,871
Prepaid expenses and other current assets	44,323	8,913
Total current assets	16,399,193	16,850,095

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	23,573,078	22,050,265
Costs not being amortized	11,832,905	5,558,324
Office equipment	90,004	11,878
Total property and equipment	35,495,987	27,620,467
Accumulated depreciation, depletion and impairment	(19,221,194)	(16,264,212)
Total property and equipment, net	16,274,793	11,356,255

OTHER ASSETS
Deferred tax asset	8,130,597	5,680,026
Other assets	176,453	176,453
Total assets	$40,981,036	$34,062,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$60,366	$469,528
Accrued expenses	19,775	14,949
Foreign income taxes payable	2,200,774	128
Total current liabilities	2,280,915	484,605

LONG-TERM LIABILITIES
Deferred rent obligation	12,900	16,652
Reserve for plugging and abandonment costs	359,587	316,260
Total long-term liabilities	372,487	332,912

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per value: 10,000,000 shares authorized; 0 shares outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 31,080,772 and 30,890,772 shares issued and outstanding, respectively	31,081	30,891
Additional paid-in capital	37,607,035	35,495,395
Accumulated earnings (deficit)	689,518	(2,280,974)
Total shareholders’ equity	38,327,634	33,245,312
Total liabilities and shareholders’ equity	$40,981,036	$34,062,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Oil and gas	$17,225,168	$3,983,256	$5,354,499	$2,403,996
Total revenue	17,225,168	3,983,256	5,354,499	2,403,996

Expenses of operations:
Lease operating expenses and severance taxes	6,819,894	2,644,359	2,205,104	1,021,312
Joint venture expenses	125,062	127,487	46,976	48,780
General and administrative expense	4,056,007	2,013,955	907,149	620,642
Depreciation and depletion	2,956,982	1,121,752	783,938	580,020
Total operating expenses	13,957,945	5,907,553	3,943,167	2,270,754

Income (loss) from operations	3,267,223	(1,924,297)	1,411,332	133,242

Other income:
Interest income	49,975	53,886	12,540	9,350
Total other income	49,975	53,886	12,540	9,350

Net income (loss) before taxes	3,317,198	(1,870,411)	1,423,872	142,592

Income tax expense (benefit)	346,706	(932,777)	252,230	(285,986)

Net income (loss)	$2,970,492	$(937,634)	$1,171,642	$428,578

Basic income (loss) per share	$0.10	$(0.03)	$0.04	$0.02

Diluted income (loss) per share	$0.09	$(0.03)	$0.04	$0.02

Basic weighted average shares	31,066,679	28,000,772	31,080,772	28,000,772

Diluted weighted average shares	31,874,107	28,000,772	31,754,026	28,023,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,970,492	$(937,634)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and depletion	2,956,982	1,121,752
Stock-based compensation	2,008,071	811,501
Accretion of asset retirement obligation	16,173	10,221
Amortization of deferred rent	(3,752)	(1,975)
Increase in deferred tax asset	(2,450,571)	(523,155)
Changes in operating assets and liabilities:
Increase in accounts receivable	(60,575)	(935,743)
Increase in prepaid expenses	(35,410)	(398,517)
Increase (decrease) in accounts payable, accrued liabilities, and taxes payable	1,796,310	(1,316,324)

Net cash provided by (used in) operations	7,197,720	(2,169,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition and development of oil and gas properties	(7,770,239)	(3,704,208)
Proceeds from sale of oil and gas properties, net of expenses	—	353,896
Decrease in escrow receivable	307,819	1,158,613
Payments for issuance of notes receivable	—	(115,724)
Repayments of notes receivable	125,000	115,724
Payments for acquisition of property and equipment	(78,126)	—

Net cash used in investing activities	(7,415,546)	(2,191,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(466,242)	(840,043)
Proceeds from exercise of warrants	570,000	—

Net cash provided by (used in) financing activities	103,758	(840,043)

Decrease in cash	(114,068)	(5,201,616)
Cash, beginning of period	11,973,137	9,910,694
Cash, end of period	$11,859,069	$4,709,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Colombian taxes paid	$637,514	$122,190

NONCASH INVESTING AND FINANCING INFORMATION:
Change in reserve for plugging and abandonment costs	$27,154	$56,121

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of $13,439,673 in excess of the FDIC’s currently insured limit of $250,000 as of September 30, 2010. The Company has not experienced any losses on its deposits of cash.

Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  As of September 30, 2010, the Company’s only outstanding potentially dilutive securities are options.  Dilutive options had the effect of increasing diluted weighted average shares outstanding by 673,254 and 807,428 common shares for the three and nine months ending September 30, 2010, respectively.

Index

As of September 30, 2009, the Company’s only outstanding potentially dilutive securities were warrants and options.  Dilutive warrants and options had the effect of increasing diluted weighted averages shares outstanding by 22,787 common shares for the three months ending September 30, 2009.

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

NOTE 3 – OIL AND GAS ACQUISITIONS

During the nine months ended September 30, 2010, the Company capitalized $1,522,813 to oil and gas properties subject to amortization, primarily attributable to developmental activity related to the Company’s Colombian oil and gas interests, and $6,274,581 to oil and gas properties not subject to amortization, primarily attributable to seismic and leasehold acquisition costs associated with the Company’s interests in the CPO-4 and other unevaluated concessions in Colombia.

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

SK Energy serves as operator on the CPO 4 Block under a Joint Operating Agreement (the “JOA”).

Under the terms of the Farmout Agreement, the Company will be responsible for paying its proportionate interest in all future development and operating costs (“Ongoing Costs”).  In addition to payment of its proportionate interest in Ongoing Costs, as a condition of assignment of the additional 12.5% interest in the CPO 4 Block, the Company will be responsible for reimbursement to SK Energy, or payment, of (i) 12.5% of certain defined past costs relating to development of the CPO 4 Block (the “Past Costs”), and (ii) 25% of seismic acquisition costs incurred with respect to the Phase One cost of CPO 4 Block between June 18, 2009 and June 17, 2012 (the “Seismic Acquisition Costs”).  The Phase One Seismic Acquisition Costs were completed during the second quarter of 2010.

Index

The assignment of the additional interest in the CPO 4 Block is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011, and payment of the Company’s proportionate interest in Past Costs was due on the earlier of (i) October 29, 2010, or (ii) 30 days following ANH approval.  On November 3, 2010 Houston American Energy received an invoice for $3,939,003 for its share of the Past Costs attributable to its additional 12.5% interest in CPO 4, and on November 5, 2010 Houston American Energy paid such invoice.

Pursuant to the terms of, and in conjunction with, the Farmout Agreement and the JOA, the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the JOA for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block.  Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, (i) the Company’s 12.5% share of Past Costs incurred through July 31, 2010, and (ii) the Company’s 25% share of Seismic Acquisition Costs incurred through July 31, 2010.  As such, it is anticipated that upon Gulf United receiving ANH approval, it will reimburse Houston American Energy for the $3,939,003 invoiced to Houston American Energy by SK Energy for Past Costs; plus any additional cost accrued under the terms of the Farmout Agreement.

NOTE 4 – EQUITY

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2010 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,538,998	$5.81	$-
Granted	275,000	10.85	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2010	1,813,998	$6.57	$6,622,369
Exercisable at September 30, 2010	933,998	$6.16	$3,996,869

In June 2010, the Company granted an aggregate of 100,000 stock options to its independent directors.  The options vested immediately, have an exercise price of $14.08 per share and a term of ten years.

The above options had a grant date fair value of $1,006,807 ($10.07 per share) using the Black-Scholes option-pricing model and the following parameters:  (1) 2.334% risk-free discount rate, (2) expected volatility of 87.16%, (3) 0.50% expected dividend yield, and (4) an expected option life of 5.7 years for each grant calculated pursuant to the terms of SAB 107 as the options granted qualify as ‘plain vanilla’ under that literature.  The options’ estimated fair value of $1,006,807 was expensed in its entirety during the quarter ended June 30, 2010.

In July 2010, the Company granted 25,000 stock options to a newly appointed independent director.  The options vested immediately, have an exercise price of $9.81 per share and a term of ten years.

Index

The above options had a grant date fair value of $170,974 ($6.84 per share) using the Black-Scholes option-pricing model and the following parameters:  (1) 1.7903% risk-free discount rate, (2) expected volatility of 91.21%, (3) 0.204% expected dividend yield, and (4) an expected option life of 5.7 years calculated pursuant to the terms of SAB 107 as the options granted qualify as ‘plain vanilla’ under that literature.  The option’s estimated fair value of $170,974 was expensed in its entirety during the quarter ended September 30, 2010.

In August 2010, the Company granted 150,000 stock options to a newly appointed officer.  The options vest over three years, have an exercise price of $8.87 per share and a term of ten years.

The above options had a grant date fair value of $958,477 ($6.39 per share) using the Black-Scholes option-pricing model and the following parameters:  (1) 1.7026% risk-free discount rate, (2) expected volatility of 87.35%, (3) 0.0% expected dividend yield, and (4) an expected option life of 5.8 years calculated pursuant to the terms of SAB 107 as the options granted qualify as ‘plain vanilla’ under that literature.  The option’s fair value of $958,477 will be amortized over the three year vesting period of the options, $42,891 was expensed during the quarter ended September 30, 2010.

During the nine months ended September 30, 2010, the Company recognized $2,008,071 of stock compensation expense attributable to outstanding options.  As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $3,974,956. The unrecognized expense is expected to be recognized over a weighted average period of 3.31 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2010 is 7.69 years and 7.29 years, respectively.

Shares available for issuance under the Plans as of September 30, 2010 totaled 886,002.

Warrant Activity

No warrants were issued during the nine months ended September 30, 2010.  The remaining 190,000 placement agent warrants that were outstanding at December 31, 2009 were exercised during the three months ended March 31, 2010.  The Company received $570,000, or $3.00 per warrant, as a result of exercise of the warrants.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009

Share-based compensation expense included in reported net income	$482,492	$268,627
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.02)	$(0.01)

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

Share-based compensation expense included in reported net income	$2,008,071	$811,501
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.06)	$(0.03)

Index

NOTE 5 – DIVIDEND

During the nine months ended September 30, 2010, we declared and paid cash dividends to our shareholders of $0.015 per common share, or an aggregate of $466,242.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Pending Sale of Interests in Hupecol Dorotea and Cabiona, LLC, and Hupecol Llanos, LLC

On August 18, 2010, Hupecol Dorotea & Cabiona Holdings, LLC (“Hupecol D&C Holdings”) and Hupecol Llanos Holdings, LLC (“Hupecol Llanos Holdings”) executed definitive Purchase and Sale Agreements that provide for the sale to an unaffiliated third party, of Hupecol Dorotea and Cabiona, LLC (“HDC, LLC”) and Hupecol Llanos, LLC (“HL, LLC”), which companies hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks and related assets in Colombia.

The Purchase and Sale Agreement, entered into by Hupecol D&C Holdings as the sole owner of HDC, LLC, which in turn owns the Dorotea and Cabiona blocks, and effective as of June 1, 2010, provides for a sales price for HDC, LLC of $200 million, subject to certain closing adjustments based on operations between the effective date and the closing date.  Pursuant to its investment in Hupecol D&C Holdings, the Company holds an indirect 12.5% interest in HDC, LLC and the underlying Dorotea and Cabiona blocks and will receive its proportionate interest in the net sale proceeds after deduction of commissions and transaction expenses.  Following completion of the sale of HDC, LLC, the Company will have no continuing interest in the Dorotea and Cabiona blocks.

The Purchase and Sale Agreement, entered into by Hupecol Llanos Holdings as the sole owner of HL, LLC, which in turn owns the Leona and Las Garzas blocks, and effective as of June 1, 2010, provides for a sales price for HL, LLC of $81 million, subject to certain closing adjustments based on operations between the effective date and the closing date.  Pursuant to its investment in Hupecol Llanos Holdings, the Company holds an indirect 12.5% interest in HL, LLC and the underlying Leona and Las Garzas blocks and will receive its proportionate interest in the net sale proceeds after deduction of commissions and transaction expenses.  Following completion of the sale of HL, LLC, the Company will have no continuing interest in the Leona and Las Garzas blocks.

Both Purchase and Sale Agreements provide that a portion of the purchase price will be escrowed to fund potential claims arising under the Purchase and Sale Agreements.  Escrowed amounts are to be released over a three year period based on amounts remaining in escrow after claims.

Completion of the sale of HDC, LLC and HL, LLC is subject to satisfaction of various conditions set out in the Purchase and Sale Agreements, including the granting of all consents and approvals of the Colombian and other governmental authorities required for the transfer to the purchaser.

The Company’s indirect interest in HDC, LLC and HL, LLC had a net book value of $5,405,114 on September 30, 2010.  During the nine months ended September 30, 2010, the Company’s revenues attributable to HDC, LLC and HL, LLC totaled $16,937,679 and the Company’s lease operating expenses attributable to HDC, LLC and HL, LLC totaled $6,356,837.

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012.  As of September 30, 2010, the lease agreement requires future payments as follows:

Year	Amount
2010	$22,159
2011	86,684
2012	36,530
Total	$145,373

Index

For the three and nine months ended September 30, the total base rental expense was $22,159 and $65,330, respectively, in 2010 and $18,446 and $65,686, respectively, in 2009.  The Company does not have any capital leases or other operating lease commitments.

Standby Letter of Credit – CPO 4 Block

At September 30, 2010, the Company has an outstanding letter of credit in the amount of $2,037,500 that was originally issued in November 2009 to the Agency De National Hydrocarbons in Colombia to guaranty the Company’s compliance and proper execution of the work obligations relating of the phase one work program related to the Company’s original 25% interest in the CPO-4 Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the Company is required to keep on deposit with JP Morgan Chase $2,037,500. The Standby Letter of credit expires on December 24, 2010, and the related deposit amount has been classified as restricted cash in the accompanying balance sheet.

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

The Company has computed the tax provision for the three and nine months ended September 30, 2010 in accordance with the provisions of ASC 740 – Income Taxes and ASC 270 – Interim Reporting.

During the third quarter of 2010, the Company updated its estimated effective tax rate for 2010, and the resulting effective rate is lower than the statutory rate of 34%.  The decrease in the effective tax rate as compared to the statutory rate of 34% is primarily attributable to the recognition of foreign tax credits associated with Colombian taxes paid by the Company during the period attributable to its Colombian operations and which are available to offset future US tax liability, and a reduction in the Company’s valuation allowance of $750,158 during the period.  The Company’s valuation allowance relates to foreign tax credit carry-forwards that the Company now believes it is more likely than not it will realize a benefit from in the future.

NOTE 8 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2010 and Long Lived Assets as of September 30, 2010 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2010
	Revenues	Long Lived Assets, Net

United States	$161,186	$3,011,937
Colombia	17,063,982	13,262,856
Total	$17,225,168	$16,274,793

NOTE 9 - SUBSEQUENT EVENTS

Pending Sale of Karnes County Working Interest

In October 2010, the Company entered into a Purchase and Sale Agreement with Plains Exploration and Production Company pursuant to which the Company agreed to sell to Plains its 2.5% Working Interest in 6,000+ gross acres in Karnes County, Texas for approximately $1.65 million in cash less customary closing costs.  As part of the transaction, the Company will retain a 1.25% of 8/8’s Overriding Royalty Interest (“ORRI”) in the acreage.  In addition, the Company will retain its 1.25% ORRI on any additional acreage Plains acquires within the Prospect Area (approximately 50,000 gross acres located in Karnes County) up until April 2, 2012.

Index

The transaction is expected to close during the fourth quarter of 2010 subject to customary closing conditions and adjustments, with an effective date of September 1, 2010.

On November 12, 2010, the Company’s board of directors declared a dividend of $0.005 per common share with a record date of December 1, 2010 and a payment date of December 16, 2010.

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this report and there are no other material subsequent events to report.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Overview of Operations

We are an independent energy company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil in the U.S. Gulf Coast region and in South America.  Our oil and gas reserves and operations are concentrated primarily in the South American country of Colombia and in the onshore Gulf Coast region, particularly Texas and Louisiana.

Our mission is to deliver outstanding net asset value per share growth to our investors via attractive oil and gas investments.  Our strategy is to focus on early identification of, and entrance into, existing and emerging resource plays, particularly in South America and the U.S. Gulf Coast.  We typically seek to partner with larger operators in development of resources or retain interests, with or without contribution on our part, in prospects identified, packaged and promoted to larger operators.  By entering these plays earlier and partnering with, or promoting to, larger operators, we believe we can capture larger resource potential at lower cost and minimize our exposure to drilling risks and costs and ongoing operating costs.

Index

We, along with our partners, actively manage our resources through opportunistic acquisitions and divestitures where reserves can be identified, developed, monetized and financial resources redeployed with the objective of growing reserves, production and shareholder value.

Generally, we generate nearly all our revenues and cash flows from the sale of produced natural gas and crude oil, whether through royalty interests, working interests or other arrangements.  We may also realize gains and additional cash flows from the periodic divestiture of assets.

Current Year Developments

Production Levels, Commodity Prices and Revenues

Our production levels and revenues during the quarter and nine months ended September 30, 2010, as compared to the same periods in 2009, were affected by improved market conditions during the current periods as compared to the 2009 periods when sharply lower prices prevailed following the global economic crisis that began during the second half of 2008.  As a result of depressed commodity prices during the 2009 periods, our operator in Colombia temporarily shut-in production from a majority of our Colombian properties and we had no sales in Colombia from February 13, 2009 through April 5, 2009.

Drilling Activity

During the nine months ended September 30, 2010, we participated in the drilling of 8 international wells in Colombia, as follows:

▪	3 wells were drilled on concessions in which we hold a 12.5% working interest, of which 3 were completed and in production at September 30, 2010.

▪	1 dry hole was drilled on a concession in which we hold a 6.25% working interest.

▪	4 wells were drilled on concessions in which we hold a 1.6% working interest, of which 4 were completed and in production at September 30, 2010.

During the nine months ended September 30, 2010, no domestic wells were drilled and, at September 30, 2010, no domestic drilling operations were ongoing.

Leasehold Activity

During the nine months ended September 30, 2010, we elected to participate for our percentage interest (12.5%) in the Macaya Technical Evaluation Agreement (the “TEA”).  The TEA was entered into in February 2010 by and between the Colombian National Hydrocarbons Agency and Hupecol Operating Co. LLC, and encompasses a 195,171 acre region located to the southeast of the Serrania block, which is located in the municipalities of Uribe and La Macarena in the Department of Meta in the Republic of Colombia. As a result of the election to participate, we agreed to pay our proportionate share, or 12.5%, of the acquisition costs and costs for the minimum work program contained in the TEA.

CPO 4 Farmout

Effective July 31, 2010, we entered into a Farmout Agreement (the “Farmout Agreement”) with SK Energy Co. LTD (“SK Energy”) pursuant to which SK Energy agreed to assign to our company an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Colombia, increasing our current interest in the CPO 4 Block from 25% to 37.5%.

SK Energy serves as operator on the CPO 4 Block under a Joint Operating Agreement (the “JOA”).

Under the terms of the Farmout Agreement, we will be responsible for paying our proportionate interest in all future development and operating costs (“Ongoing Costs”).  In addition to payment of our proportionate interest in Ongoing Costs, as a condition of assignment of the additional 12.5% interest in the CPO 4 Block, we will be responsible for reimbursement to SK Energy, or payment, of (i) 12.5% of certain defined past costs relating to development of the CPO 4 Block (the “Past Costs”), and (ii) 25% of seismic acquisition costs incurred with respect to the Phase One cost of CPO 4 Block between June 18, 2009 and June 17, 2012 (the “Seismic Acquisition Costs”).  The Phase One Seismic Acquisition Costs were completed during the second quarter of 2010.

Index

The assignment of the additional interest in the CPO 4 Block is conditioned upon the approval by the National Hydrocarbon Agency of Colombia (“ANH”) and the Republic of Korea by July 31, 2011, and payment of our proportionate interest in Past Costs was due on the earlier of (i) October 29, 2010, or (ii) 30 days following ANH approval.  On November 3, 2010, we received an invoice for $3,939,003 for our share of the Past Costs attributable to our additional 12.5% interest in CPO 4, and, on November 5, 2010, we paid such invoice.

Pursuant to the terms of, and in conjunction with, the Farmout Agreement and the JOA, we entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby we waived our right of first refusal under the JOA for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block.  Under the agreement with Gulf United, as a condition of our agreement to waive our preferential rights, Gulf United agreed to pay to us, not later than 30 days following ANH approval, (i) our 12.5% share of Past Costs incurred through July 31, 2010, and (ii) our 25% share of Seismic Acquisition Costs incurred through July 31, 2010.  As such, it is anticipated that upon Gulf United receiving ANH approval, it will reimburse us for the $3,939,003 invoiced by SK Energy for Past Costs; plus any additional cost accrued under the terms of the Farmout Agreement.

Pending Sale of Interests in Hupecol Dorotea and Cabiona, LLC, and Hupecol Llanos, LLC

On August 18, 2010, Hupecol Dorotea & Cabiona Holdings, LLC (“Hupecol D&C Holdings”) and Hupecol Llanos Holdings, LLC (“Hupecol Llanos Holdings”) executed definitive Purchase and Sale Agreements that provide for the sale to an unaffiliated third party, of Hupecol Dorotea and Cabiona, LLC (“HDC, LLC”) and Hupecol Llanos, LLC (“HL, LLC”), which companies hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks and related assets in Colombia.

The Purchase and Sale Agreement, entered into by Hupecol D&C Holdings as the sole owner of HDC, LLC, which in turn owns the Dorotea and Cabiona blocks, and effective as of June 1, 2010, provides for a sales price for HDC, LLC of $200 million, subject to certain closing adjustments based on operations between the effective date and the closing date.  Pursuant to our investment in Hupecol D&C Holdings, we hold an indirect 12.5% interest in HDC, LLC and the underlying Dorotea and Cabiona blocks and will receive our proportionate interest in the net sale proceeds after deduction of commissions and transaction expenses.  Following completion of the sale of HDC, LLC, we will have no continuing interest in the Dorotea and Cabiona blocks.

The Purchase and Sale Agreement, entered into by Hupecol Llanos Holdings as the sole owner of HL, LLC, which in turn owns the Leona and Las Garzas blocks, and effective as of June 1, 2010, provides for a sales price for HL, LLC of $81 million, subject to certain closing adjustments based on operations between the effective date and the closing date.  Pursuant to our investment in Hupecol Llanos Holdings, we hold an indirect 12.5% interest in HL, LLC and the underlying Leona and Las Garzas blocks and will receive our proportionate interest in the net sale proceeds after deduction of commissions and transaction expenses.  Following completion of the sale of HL, LLC, we will have no continuing interest in the Leona and Las Garzas blocks.

Both Purchase and Sale Agreements provide that a portion of the purchase price will be escrowed to fund potential claims arising under the Purchase and Sale Agreements.  Escrowed amounts are to be released over a three year period based on amounts remaining in escrow after claims.

Completion of the sale of HDC, LLC and HL, LLC is subject to satisfaction of various conditions set out in the Purchase and Sale Agreements, including the granting of all consents and approvals of the Colombian and other governmental authorities required for the transfer to the purchaser.

Our indirect interest in HDC, LLC and HL, LLC had a net book value of $5,405,114 on September 30, 2010.  During the nine months ended September 30, 2010, our revenues attributable to HDC, LLC and HL, LLC totaled $16,937,679 and our lease operating expenses attributable to HDC, LLC and HL, LLC totaled $6,356,837.

Index

Pending Sale of Karnes County Working Interest

In October 2010, we entered into a Purchase and Sale Agreement with Plains Exploration and Production Company pursuant to which we agreed to sell to Plains our 2.5% Working Interest in 6,000+ gross acres in Karnes County, Texas for approximately $1.65 million in cash less customary closing costs.  As part of the transaction, we will retain a 1.25% of 8/8’s Overriding Royalty Interest (“ORRI”) in the acreage.  In addition, we will retain our 1.25% ORRI on any additional acreage Plains acquires within the Prospect Area (approximately 50,000 gross acres located in Karnes County) up until April 2, 2012.

The transaction is expected to closing during the fourth quarter of 2010 subject to customary closing conditions and adjustments, with an effective date of September 1, 2010.

Seismic Activity

During the nine months ended September 30, 2010, we paid $6,273,930 for seismic costs.  The costs paid during the period primarily relate to the acquisition of seismic data on our CPO 4 and Serrania blocks and additional data acquired on prospects in which we hold a 12.5% working interest, and to a lesser extent on prospects in which we hold a 1.6% working interest.

Compensation Expense

In June 2010, our board of directors approved, and we paid, cash bonuses to our senior management team totaling $637,500 and, effective June 15, 2010, we increased the base salary of members of our senior management team by 10%.  In August 2010, we expanded our management team with the appointment of a then-consultant to serve as Senior Vice President of Exploration.

Also in June 2010, we modified the non-cash compensation arrangements for our non-employee directors to provide for annual grants of stock options to purchase 25,000 shares of common stock.  The option grants vest on the grant date, are exercisable at the fair market value on the grant date and have a term of ten years.  Pursuant to such revised compensation arrangements, we granted 100,000 stock options to non-employee directors on June 15, 2010 and granted 25,000 stock options to a newly appointed non-employee director in July 2010.  In August 2010, we granted 150,000 stock options to the newly appointed member of our management team.  As a result of the option grants during 2010, we recognized non-cash compensation expense totaling $482,492 and $2,008,071 for the quarter and nine month periods ended September 30, 2010.

Development and Operating Outlook

While we continually seek to identify and evaluate opportunities, both domestically and in South America, to acquire interests in early stage high potential resource plays, our focus since the beginning of 2010 has been, and continues to be, the development of our Colombian assets.  In particular, we have been, and are, focused on development of our CPO 4 and Serrania prospects in Colombia where we have increased our interest in CPO 4 during 2010, conducted extensive seismic acquisition and analysis, invested in infrastructure and conducted preliminary work in preparation for drilling wells on both of our CPO 4 and Serrania prospects.

On the divestiture front, during 2010, we presently anticipate the sale, before year end, of our indirect interests in HDC, LLC and HL, LLC which will effectively divest our interest in the Cabiona, Dorotea, Leona and Las Garzas prospects in Colombia while producing an estimated $35 million of net proceeds, subject to certain closing adjustments based on operations between the effective date and the closing date, as well as closing costs related to the transaction.  Similarly, before year end, we anticipate the sale of our Karnes County, Texas working interest for anticipated net proceeds of approximately $1.65 million in cash, less customary closing costs, while retaining an 1.25% overriding royalty interest in the prospects.

The pending sale of our interests in HDC, LLC and HL, LLC is expected to result in a one-time gain and a sharp decline in gross producing wells, net producing wells, net oil production and oil revenues.  The properties held by HDC, LLC and HL, LLC accounted for approximately 94.6% of our proved reserves, 59.4% of our gross producing wells, and 88.9% of our net producing wells, at September 30, 2010, and approximately 97.8% of our net oil production and 98.7% of our oil revenues for the nine months ended September 30, 2010.  The properties held by HDC, LLC and HL, LLC also accounted for 93.2% of our lease operating expenses for the nine months ended September 30, 2010.

Index

Following the pending sale of our interests in HDC, LLC and HL, LLC, we will continue to hold interests in six blocks in Colombia covering approximately 854,657 gross acres, including the Macaya TEA.  We intend to continue to participate in the development and operation of the remaining Colombia blocks based on our respective working interest.

The sale of HDC, LLC and HL, LLC is presently expected to close during the fourth quarter of 2010 and is subject to satisfaction of various closing conditions.

The Karnes County, Texas prospect has not as yet been drilled and evaluated, and therefore, the pending sale of our working interest in the prospect will not affect our reserves, production or operating revenues.

We intend to utilize proceeds from the divestiture of our interests in HDC, LLC, HL, LLC and the Karnes County prospect to satisfy our funding commitments with respect to CPO 4 and Serrania as well as funding development of additional prospects on our Colombian acreage.

We presently anticipate that test wells being drilled on CPO 4 and initial drilling efforts on Serrania and other Hupecol properties will result in reserve adds and initial production during the first half of 2011, which we believe, in time, will replace and exceed the reserves and production attributable to the interests expected to be sold during the quarter.

There is no assurance that the pending sales of HDC, LLC, HL, LLC and the Karnes County prospect will be completed or that we will be able to deploy the proceeds from such sale to replace the reserves, production and revenues attributable to HDC, LLC and HL, LLC.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2009.  As of, and for the nine months ended, September 30, 2010, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties.  Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2010:

September 30, 2010
Acquisition costs	$1,034,147
Evaluation costs	10,739,349
Retention costs	59,409
Total	$11,832,905

Included in the carrying value of unevaluated oil and gas prospects above, was $9,015,645 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 122.73% to $5,354,499 in the three months ended September 30, 2010 compared to $2,403,996 in the three months ended September 30, 2009.  For the nine month period, oil and gas revenues increased 332.44% to $17,225,168 in the 2010 period from $3,983,256 in the 2009 period.

Index

The increase in revenue is principally due to (1) higher average sales prices for oil and gas during 2010 reflecting increased commodity pricing due to improved global macroeconomic conditions compared to 2009 and (2) increased oil production due to new wells brought onto production and production from our Colombian properties for the full period in 2010 as compared to the 2009 nine month period, when production was temporarily shut-in for 52 days due to market conditions.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross producing wells	32	27	32	23
Net producing wells	2.67	2.38	2.67	2.25
Net oil production (Bbls)	61,633	36,566	232,483	71,842
Net gas production (Mcf)	4,313	4,686	13,726	9,846
Average sales price – oil (per barrel)	$86.53	$64.26	$73.78	$54.51
Average sales price – natural gas (per Mcf)	$4.93	$11.59	$5.25	$6.78

Oil and gas sales revenue for the first nine months of 2010 and 2009, by region, were as follows:

	Colombia	U.S.	Total
2010 First Nine Months
Oil sales	$17,063,982	$89,083	$17,153,065
Gas sales	—	72,103	72,103
2009 First Nine Months
Oil sales	$3,865,361	$51,090	$3,916,451
Gas sales	—	66,805	66,805

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 115.91% to $2,205,104 in the 2010 quarter from $1,021,312 in the 2009 quarter.  For the nine month period, lease operating expenses increased 157.90% to $6,819,894 in the 2010 period from $2,644,359 in the 2009 period.

The increase in total lease operating expenses was attributable to an increase in production and the number of net wells producing.  The decrease in lease operating expenses as a percentage of revenues, from 66.4% of revenues for the 2009 nine month period to 39.59% of revenues for the 2010 nine month period, was attributable to the temporary cessation of production from the majority of our Colombian properties during the 2009 period and increased production during 2010.  Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter	- 2010	$2,188,248	$16,856	$2,205,104
	- 2009	$991,090	$30,222	$1,021,312

Nine Months	- 2010	$6,758,978	$60,916	$6,819,894
	- 2009	$2,604,799	$39,560	$2,644,359

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture totaled $46,976 during the 2010 quarter and $48,780 during the 2009 quarter.  For the nine month period, joint venture expenses totaled $125,062 during 2010 as compared to $127,487 during 2009.

Index

Depreciation and Depletion Expense.  Depreciation and depletion expense was $783,938 and $580,020 for the quarter ended September 30, 2010 and 2009, respectively, and $2,956,982 and $1,121,752 for the nine months ended September 30, 2010 and 2009, respectively.  The increase in depreciation and depletion expense was attributable to the increase in 2010 production volumes due to the factors discussed above.

General and Administrative Expenses.  General and administrative expense increased by 46.2% to $907,149 during the 2010 quarter from $620,642 during the 2009 quarter and by 101.40% to $4,056,007 during the 2010 nine month period from $2,013,955 during the 2009 nine month period.

The increase in general and administrative expense was primarily attributable to increases in employee compensation, principally relating to the payment of $637,500 of cash bonuses, a 10% increase in  base salaries effective June 15, 2010, the hiring of an additional executive and a $1,196,570 increase in non-cash compensation in the 2010 period versus 2009 associated with options granted to directors and officers during 2010.

Other Income.  Other income consists of interest earned on cash balances.  Other income totaled $12,540 during the 2010 quarter as compared to $9,350 during the 2009 quarter and $49,975 during the 2010 nine month period as compared to $53,886 during the 2009 nine month period. The decrease in other income resulted from a reduction in interest rates on short-term investments, partially offset by interest earned on larger average cash balances.

Income Tax Expense.  Income tax expense of $252,230 was recognized during the 2010 quarter as compared to a benefit of $285,986 during the 2009 quarter.  Income tax expense of $346,706 was recognized during the 2010 nine month period versus a benefit of $932,777 during the 2009 nine month period.  The income tax expense for all periods was entirely attributable to operations in Colombia.  The increase in income tax expense during the 2010 periods was attributable to the increased sales and profitability of our Colombian operations during 2010.  The Company recorded no U.S. income tax liability in 2010 or 2009.

Financial Condition

Liquidity and Capital Resources.  At September 30, 2010, we had a cash balance (excluding restricted cash) of $11,859,069 and working capital of $14,118,278, compared to a cash balance (excluding restricted cash) of $11,973,137 and working capital of $16,365,490 at December 31, 2009. The change in working capital during the period was primarily attributable to foreign income taxes payable, the acquisition of oil and gas properties, payment of dividends and the payment of our proportionate share of seismic and other costs relating to the planned drilling on the CPO 4 and Serrania prospects, partially offset by operating cash flows.

Operating activities provided $7,197,720 of cash during the 2010 nine month period as compared to cash used of $2,169,874 during the 2009 nine month period.  The improvement in operating cash flow was primarily attributable to a $3,908,126 improvement in profitability during the 2010 period, as well as higher non-cash expenses during 2010 attributable to depreciation and depletion and stock based compensation.

Investing activities used $7,415,546 during the 2010 nine month period compared to $2,191,699 used during the 2009 period.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $7,770,239 during the 2010 period and $3,704,208 during the 2009 period, partially offset by proceeds from escrow receivable of $307,819 during the 2010 period and $1,158,613 during the 2009 period.

Financing activities provided $103,758 during the 2010 period and used $840,043 during the 2009 period.  Cash provided by financing activities during the 2010 period consisted of $570,000 of proceeds from the exercise of warrants, partially offset by dividends paid of $466,242.  Cash used in financing activities during the 2009 period consisted entirely of dividends paid.

Long-Term Liabilities.  At September 30, 2010, we had long-term liabilities of $372,487 as compared to $332,912 at December 31, 2009.  Long-term liabilities at September 30, 2010 and December 31, 2009 consisted primarily of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand, funds generated from operations and funds provided from the divestiture of select assets.

Index

During the first nine months of 2010, we invested $7,770,239 for the acquisition and development of oil and gas properties, consisting of (1) drilling of 8 wells in Colombia of $1,249,850, (2) seismic cost in Colombia of $6,273,930, (3) delay rentals on U.S. properties of $12,115, and (4) leasehold costs on U.S. properties of $234,344.

At September 30, 2010, our only material contractual obligation requiring determinable future payments was a lease relating to the Company’s executive offices, the terms of which were unchanged when compared to the 2009 Form 10-K.

At September 30, 2010, our projected acquisition and drilling budget for the balance of 2010 totaled approximately $6,494,628, which consisted of the drilling of five additional wells in Colombia (including one well at Serrania and 4 wells on properties operated by Hupecol), preparation for drilling two wells on CPO 4, seismic and infrastructure cost, and Past Costs attributable to our increased 12.5% interest in CPO 4.  The Past Costs attributable to our increased interest in CPO 4 accounted for $3,939,003 of our remaining acquisition and drilling budget, and this amount should be reimbursed by Gulf United upon the approval of their interest in CPO 4 by the ANH.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

At September 30, 2010, we had an outstanding letter of credit in the amount of $2,037,500 that was originally issued in November 2009 to the Agency De National Hydrocarbons in Colombia to guaranty our compliance and proper execution of the work obligations relating of the phase one work program related to our original 25% interest in the CPO 4 Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, we are required to keep on deposit with JP Morgan Chase $2,037,500. The Standby Letter of Credit expires on December 24, 2010, and the related deposit amount has been classified as restricted cash on our balance sheet.

Management anticipates that our current financial resources, combined with expected operating cash flows and anticipated proceeds from the sale of certain assets, will meet our anticipated objectives and business operations, including planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital.  Management continues to evaluate producing property acquisitions as well as a number of drilling prospects.  It is possible, although not anticipated, that we may require and seek additional financing if additional drilling prospects are pursued beyond those presently under consideration.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Date: November 15, 2010
	By:	/s/ John F. Terwilliger
John F. Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer