Form 10-K
period 2010-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2011-03-15
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (713) 222-6966
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, $0.001 par value	NYSE AMEX

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on the closing sales price of the registrant’s common stock on that date, was approximately $153.5 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 15, 2011 was 31,112,673.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2011 Annual Meeting are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our properties and drilling activities and results, our intentions and strategies regarding future acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our properties, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. See “Item 1A. Risk Factors” for a discussion of certain risk factors. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Houston American” refer to Houston American Energy Corp., a Delaware corporation.

PART I

Item 1.	Business

General

Houston American Energy Corp. is an independent oil and gas exploration and production company. Our oil and gas exploration and production activities are focused on development of concessions in the South American country of Colombia and development of properties in the U.S. onshore Gulf Coast Region, principally Texas and Louisiana. We seek to utilize the contacts and experience of our executive officers, particularly John F. Terwilliger and James Jacobs, to identify favorable drilling opportunities, to use advanced seismic techniques to define prospects and to form partnerships and joint ventures to spread the cost and risks to us of drilling.

Sale of Interests in Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC

During the fourth quarter of 2010, Hupecol Dorotea & Cabiona Holdings, LLC (“Hupecol D&C Holdings”) sold all of its interest in Hupecol Dorotea and Cabiona, LLC (“HDC, LLC”), and Hupecol Llanos Holdings, LLC (“Hupecol Llanos Holdings”) sold all of its interest in Hupecol Llanos, LLC (“HL, LLC”). We hold a 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings and, prior to the sale, held indirect interests in identical amounts in HDC, LLC and HL, LLC. HDC, LLC and HL, LLC hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks, and related assets, in Colombia.

The Dorotea, Cabiona, Leona and Las Garzas blocks cover an aggregate of approximately 310,730 gross acres. At December 31, 2009, the estimated proved reserves associated with the blocks totaled 1,178,576 barrels of oil, which represented 96.9% of our estimated proved oil and natural gas reserves.

As a result of the sale, we received net proceeds, after deduction of fees and expenses of the transaction of $29,359,463 before escrow holdbacks, realized a gain on the sale of $25,397,048 and eliminated from oil and gas properties costs subject to amortization associated with the underlying assets totaling $3,989,236. Production from the Dorotea, Cabiona, Leona and Las Garzas blocks accounted for $18,880,299, $7,936,673 and $7,206,439 of our revenues during 2010, 2009 and 2008, respectively.

Fifteen percent of the sales price was held in escrow pursuant to the Purchase and Sales Agreement to fund potential claims arising from the sale with escrowed amounts to be released over a three year period based on amounts remaining in escrow after claims. In addition to the fifteen percent escrowed, Hupecol withheld 5% of the proceeds in escrow for any contingencies that may arise, and it is expected that the Company will receive the 5% withheld by Hupecol in 2011. The Company is not aware of any claims that would reduce the escrow amounts as of December 31, 2010. Our proportionate interest in the sales proceeds deposited into escrow totaled $7,069,810. Following completion of the sale of HDC, LLC and HL, LLC, we have no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

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

The following table sets forth information relating to our principal exploration projects as of December 31, 2010:

	Net acreage	Average working interest %	Net producing wells	Net proved reserves (boe)	2010 Net Production
					Oil (1) (bbls)	Natural Gas (mcf)
Oklahoma	4	2.36%	0.0236	378	-	727
Louisiana	1,776	37.00%	0.0988	17,608	1,002	14,474
Texas	42	3.81%	0.0788	1,727	538	2,597
Total U.S.	1,822	36.16%	0.2011	19,713	1,540	17,798
Colombia	179,978	30.41%	0.1280	61,150	206,239	-
Total	181,800	30.47%	0.3291	80,863	261,779	17,798

(1)
Net oil production reflects our total production for 2010, including production from the Dorotea, Cabiona, Leona and Las Garzas prospects that were divested during 2010. Oil production during 2010 attributable to prospects held at December 31, 2010 totaled 67,161 barrels.

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Gulf Coast region of Louisiana and Texas.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

•
East Baton Rouge Parish — we hold a 37.55% working interest in the Profit Island and North Profit Island prospects, covering 4,670 gross acres in East Baton Rouge Parish, Louisiana. In addition, we hold a 7.29% royalty interest in 2,485 royalty acres, as well as a 5.675% royalty interest in the Crown Paper #01 well.

•	Plaquemines Parish — we hold a 1.80% working interest in the SL 180771 well and prospect which covers 300 gross acres. We have no present plans to drill additional wells on the SL 180771 Prospect.

•	Vermilion Parish — we hold a 2.25% working interest in the 830 acre La Furs, Inc. F-16 well and prospect. We have no present plans to drill additional wells on the La Furs Prospect.

In addition to the foregoing, we hold interests in the following properties in Louisiana: the 620-acre Crowley Prospect in Acadia Parish, in which we hold a 0.15% overriding royalty interest. We have no present plans to conduct drilling on the Crowley prospect.

Texas Properties

Our principal exploration properties in Texas consist of the following:

•
Jim Hogg County — we hold a 4.375% working interest in the 340 acre Hog Heaven Prospect in Jim Hogg County, Texas. At December 31, 2010, the Hog Heaven Prospect produced from a single 6,200-foot well. We have no present plans to drill additional wells on the Hog Heaven Prospect.

•	Matagorda Country — we hold a 3.50% working interest in the 779 acre Harrison Prospect in Matagorda County, Texas. We have no present plans to drill additional wells on the Harrison Prospect.

Our exploration properties in Texas at December 31, 2010 reflect our sale, during 2010, of a 2.5% working interest and our 1.25% of 8/8s overriding royalty interest ("ORRI") in 6000+ gross acres in Karnes County, Texas and our right to a 1.25% overriding royalty interest in an Area of Mutual Interest ("AMI") covering approximately 50,000 gross acres in Karnes County, Texas.

- Colombian Properties:

We hold interests in multiple prospects in Colombia covering 825,657 gross acres. The majority of our holdings in Colombia are located within the Llanos and the Caguan Putumayo Basins. We identify our Colombian prospects by the prospect operator and concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2010:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
La Cuerva Contract	Hupecol	1.6%	48,000	5,120	8
LLA 62	Hupecol	1.6%	40,000	—	—
Los Picachos TEA	Hupecol	12.5%	86,235	—	—
Macaya TEA	Hupecol	12.5%	195,201	—	—
CPO 4 Block	SK Energy	37.5%	345,452	—	—
Serrania Block	Shona Energy	12.5%	110,769	—	—
Total			825,657	5,120	8

Hupecol Prospects

At December 31, 2010 we held interests in two concessions and two Technical Evaluation Areas (“TEA”) operated by Hupecol. The two concessions are located in the Llanos Basin of Colombia and the TEAs are located in the Caguan Putumayo Basin of Colombia. The concessions and TEAs cover an aggregate area of 369,436 acres.

At December 31, 2010, one of the Hupecol concessions had production and we had interests in 8 gross wells (0.128 net wells) operated by Hupecol. Our net daily production during December 2010 from interests operated by Hupecol was approximately 23 barrels of oil (no natural gas) per day. Well depths range from 3,000 feet to 4,000 feet.

Our interest in each of the described concessions in Colombia is held through an interest in Hupecol, LLC and affiliated entities.

Our working interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on that concession.

The concessions and TEAs operated by Hupecol at December 31, 2010 reflect the sale in December 2010 of Hupecol related entities that held four concessions covering 310,730 acres. See “Sale of Interests in Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC.”

For 2011, Hupecol has advised us that they plan to drill 10 additional wells on the La Cuerva concession.

SK Energy Prospect

Pursuant to two Farmout Agreements and a Joint Operating Agreement, we hold an interest in the 345,452 acre CPO 4 Block located in the Western Llanos Basin and operated by SK Energy Co. LTD. Under the Joint Operating Agreement, effective retroactive to May 31, 2009, SK acts as operator of the CPO 4 Block. Under the original Farmout Agreement, entered in 2009, we agreed to pay 25.0% of all past and future cost related to the CPO 4 block, as well as an additional 12.5% of the Seismic Acquisition Costs incurred during the Phase 1 Work Program, for which we received a 25.0% interest in the CPO 4 Block. Under a second Farmout Agreement, entered in 2010 and effective July 31, 2010, we acquired from SK an additional 12.5% interest in the CPO 4 Block and we agreed to pay our proportionate interest in ongoing costs plus 12.5% of certain defined costs relating to the development of the CPO 4 Block and 25% of seismic acquisition costs incurred with respect to the Phase 1 cost of the CPO 4 Block between June 18, 2009 and June 17, 2012.

As a result of the second Farmout Agreement, at December 31, 2010, we held a 37.5% interest in the CPO 4 Block.

Pursuant to the terms of, and in conjunction with, the second Farmout Agreement and the Joint Operating Agreement, we entered into a separate agreement with Gulf United Energy (“Gulf United”) whereby we waived our right of first refusal under the Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block. SK Energy, simultaneously, entered into an agreement with Gulf United to assign a 12.5% interest in the CPO 4 Block to Gulf United conditioned upon approval, by July 31, 2011, of the assignment by the National Hydrocarbon Agency of Colombia (the “ANH”) and the Republic of Korea. Under our agreement with Gulf United, Gulf United agreed to pay us, not later than 30 days following receipt by Gulf United of ANH approval, our 12.5% share of past costs incurred through July 31, 2010 and our 25% share of seismic acquisition costs incurred through July 31, 2010 on the CPO 4 Block.

In November 2010, we paid our proportionate interest in the past costs attributable to the additional 12.5% interest acquired in the CPO 4 Block. At December 31, 2010 and through the date of this filing, approval of the assignment to Gulf United by the ANH remained pending, as did Gulf United’s obligation to reimburse us the agreed 12.5% of past costs and 25% of seismic acquisition costs.

The Phase 1 Work Program consists of reprocessing approximately 400 kilometers of existing 2-D seismic data, the acquisition, processing and interpretation of a 2-D seismic program containing approximately 620 kilometers of data and the drilling of two exploration wells. The Phase 1 Work Program was modified to allow 3-D data to be shot in place of the initial 2-D requirement. The Phase 1 seismic acquisition was completed during 2010 and the entire Phase 1 Work Program is estimated to be completed by December of 2011. During 2010, our total expenditures on the CPO 4 Phase 1 Work Program were $8.2 million.

For 2011, SK Energy has advised us that they plan to focus on the drilling of three wells on CPO 4. Our budgeted expenditures on the CPO 4 Block for 2011 are approximately $20.0 million.

Shona Energy Prospect

Pursuant to a Farmout Agreement with Shona Energy Limited we hold an interest in the 110,769 acre Serrania Block located in the Caguan Putumayo Basin. Under the Farmout Agreement we will pay 25% of designated Phase 1 geological and seismic costs in return for a 12.5% interest in the Contract for Exploration and Production covering the Block.

During 2010, Shona Energy completed seismic work on the Serrania Block. The net costs incurred by Houston American Energy for the Phase 1 geological and seismic costs were approximately $390 thousand in 2009 and $950 thousand in 2010.

During 2011, Shona Energy has advised that it plans to drill two initial wells on the Serrania Block. Houston American Energy’s estimated net cost associated with drilling the two initial wells on the Serrania Block is approximately $1.0 million.

Drilling Activity

During 2010, we participated in the drilling of a total of 12 gross wells, all of which were in Colombia. Of the 12 wells drilled, 10 were classified as exploratory and 2 were classified as development. Our 2010 drilling program achieved a 75% success rate. The following table summarizes the number of wells drilled during 2010, 2009, and 2008, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	2	0.032	4	0.500	6	0.750
Non-productive	—	—	1	0.125	1	0.125
Total development wells	2	0.032	5	0.625	7	0.875
Exploratory wells, completed as:
Productive	7	0.439	5	0.407	5	0.625
Non-productive	3	0.204	5	0.486	4	0.475
Total exploratory wells	10	0.643	10	0.893	9	1.100

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2010, we had no wells in progress or awaiting completion in the United States and one gross (.016 net) well in progress in Colombia.

Seismic Activity

During 2010, our operators in Colombia acquired approximately 225 square miles of additional 3-D and 2-D seismic and geological data. The additional data relates primarily to the CPO 4, Serrania, and La Cuerva concessions where we hold 37.5%, 12.5%, and 1.6% working interests, respectively. Our share of the costs of such data acquisition was approximately $6.4 million.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2010, we owned interests in 15 gross wells containing multiple completions. As of December 31, 2010, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	—	7
Net	—	0.201
Colombia
Gross	8	—
Net	0.128	—
Total
Gross	8	7
Net	0.128	0.201

Productive wells at December 31, 2010 reflect our sale, during 2010, of our interest in HDC, LLC and HL, LLC which accounted for 19 gross (2.375 net) productive wells.

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008
Net Production:
Gas (Mcf):
United States	17,798	15,761	24,748
Colombia	—	—	—
Total	17,798	15,761	24,748
Oil (Bbls):
United States	1,540	1,581	1,510
Colombia	260,239	129,782	122,415
Total	261,779	131,363	123,925
Average sales price:
Gas ($ per Mcf)
United States	$5.01	$4.89	$10.22
Colombia	—	—	—
Total	5.01	4.89	10.22
Oil ($ per Bbl)
United States	76.21	59.99	104.30
Colombia	74.17	61.21	83.42
Total	74.18	61.20	83.67
Average production costs ($ per BOE):
United States	8.50	26.01	10.40
Colombia	31.08	35.95	27.03
Total	$30.70	$35.33	$26.43

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2010, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (SEC).

The PV-10 value is a widely used measure of value of oil and natural gas assets and represents a pre-tax present value of estimated cash flows discounted at ten percent. PV-10 is considered a non-GAAP financial measure as defined by the SEC. We believe that our PV-10 presentation is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account the related future income taxes, as such taxes may differ among various companies because of differences in the amounts and timing of deductible basis, net operating loss carry forwards and other factors. We believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our proved reserves to the reserve estimates of other companies. PV-10 is not a measure of financial or operating performance under GAAP and is not intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed
United States	6,010	82,220	19,713
Colombia	17,202	—	17,202
Total Proved Developed Reserves	23,212	82,220	36,915
Proved Undeveloped
United States	—	—	—
Colombia	43,948	—	43,948
Total Proved Undeveloped Reserves	43,948	—	43,948
Total Proved Reserves	67,160	82,220	80,864

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$994,249	$1,063,756	$2,058,005
Standardized measure (3)	$752,129	$804,751	$1,556,880

(1)
In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2010. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2010. The average prices utilized for purposes of estimating our proved reserves were $77.54 per barrel of oil and $5.12 per mcf of natural gas for our US properties and $77.26 per barrel for our Colombian properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

Due to the inherent uncertainties and the limited nature of reservoir data, proved reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 and Standard Measure estimates, set forth above were prepared by Lonquist & Co., LLC.

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Our year-end reserve report is prepared by Lonquist & Co. based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geosciences and engineering data, and other information provided to them by our management team and by the various Hupecol entities that operated all of our proved properties in Colombia at December 31, 2010. Lonquist & Co. also prepares reserve estimates for the various Hupecol entities. This information is reviewed by knowledgeable members of our Company to ensure accuracy and completeness of the data, as it pertains to our Company, prior to submission to Lonquist & Co. Upon analysis and evaluation of data provided, Lonquist & Co. issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our Senior Vice President of Exploration, a degreed geophysicist with over 25 years oil and gas industry experience, and our President for completeness of the data presented and reasonableness of the results obtained. Once any questions have been addressed, Lonquist & Co. issues the final appraisal report, reflecting their conclusions.

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

The SEC’s rules with respect to technologies that a company can use to establish reserves, effective for years ending after December 31, 2008, allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Lonquist & Co. used a combination of production and pressure performance, simulation studies, offset analogies, seismic data and interpretation, geophysical logs and core data to calculate our reserves estimates.

Proved Undeveloped Reserves

As of December 31, 2010, our proved undeveloped reserves totaled 43.9 mbbls of oil and 0 mcf of natural gas, for a total of 43.9 mbbls compared to 894.2 mbbls of oil and 0.0 mcf of natural gas, for a total of 894.2 mbbls as of December 31, 2009. The decrease in our proved undeveloped reserves during 2010 was principally attributable to the sale of our indirect interest in the Dorotea, Cabiona, Leona and Las Garzas Blocks in Colombia.

PUD Locations

All of our proved undeveloped reserves at December 31, 2010 were associated with our properties in Colombia operated by Hupecol.

Changes in Proved Undeveloped (“PUD”) Reserves

Changes in PUD Reserves that occurred during 2010 were due to:

•	Negative revisions of 883.4 mboe in PUD reserves due to the sale of Dorotea, Cabiona, Leona and Las Garzas blocks, and related assets, in Colombia

•	Positive revisions of 33.2 mboe in PUD reserves due to Hupecol’s on-going drilling program and subsequent changes in subsurface mapping

Development Cost

Estimated future development costs relating to the development of proved undeveloped reserves are projected to be $147 thousand for 2011 and $478 thousand thereafter.

Drilling Plans

All proved undeveloped locations are scheduled to be drilled or otherwise converted to proved developed reserves before the end of 2015. None of our proved undeveloped locations have been booked for longer than five years.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions), categorized by geographical area, which we held as of December 31, 2010:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	3,029	71	4,671	1,751
Colombia	5,120	82	820,537	179,896
Total	8,149	153	825,208	181,647

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2010, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2011	—	—
December 31, 2012	—	—
December 31, 2013	4,671	1,751
December 31, 2014	—	—
December 31, 2015 and later	820,537	179,896
Total	825,208	181,647

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

Marketing

At December 31, 2010, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of March 1, 2011, we had 4 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

Competition

We encounter intense competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and undeveloped acreage. Our competitors include major integrated oil and gas companies, numerous independent oil and gas companies and individuals. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the oil and gas business for a much longer time than our Company. These companies may be able to pay more for productive oil and gas properties, exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

Climate Change Legislation and Greenhouse Gas Regulation

In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill. The U.S. Senate’s version, The Clean Energy Jobs and American Power Act, or the Boxer-Kerry Bill, has been introduced, but has not passed. Although these bills include several differences that require reconciliation before becoming law, both bills contain the basic feature of establishing a “cap and trade” system for restricting greenhouse gas emissions. Under such system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The ultimate outcome of this legislative initiative remains uncertain. In addition to the pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has proposed regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities, and may issue final rules as early as 2011. Similarly, foreign governments, including Colombia, have begun various initiatives with respect to regulation and reduction of greenhouse gases. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce, depending on the applicability to company operations and the refining, processing, and use of oil and gas.

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

We may be affected by general economic conditions

The disruption experienced in U.S. and global financial and credit markets, and the accompanying economic contraction, during second half of 2008 and continuing through 2009 resulted in projected decreases in demand for oil and natural gas, resulting in a sharp drop in energy prices, and affected the availability and cost of capital. While the U.S. and global economies have experienced a slow recovery from the deep recessionary conditions that prevailed in late 2008 and much of 2009 and commodity prices have recovered a portion of the decline experienced over that period, uncertainty that continues to exist with respect to the pace and sustainability of the economic recovery continues to be a risk to oil and natural gas operators and other businesses. Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience further weakness, demand for energy and accompanying commodity prices may decline and our financial position may deteriorate along with our ability to operate profitably and our ability to obtain financing to support operations and the cost and terms of the same, is unclear. With respect to Houston American Energy, the crisis experienced during the 2008-2009 period resulted in a steep decline in the price of oil and natural gas, a marked decline in the value of our reserves, a determination in March 2009 to temporarily shut-in production from our Colombian wells and reduced revenues and profitability.

Our cash flows and profitability may fluctuate by large amounts as a result of our strategy of investment in drilling and exploration of unproven properties and opportunistic asset divestitures.

We have historically experienced large fluctuations in our cash flows and profitability associated with our drilling and development of properties, divestitures of interests in select properties and reinvestment in drilling and development of unproven properties. Our strategy has historically focused on early identification of, and entrance into, existing and emerging resource plays. As part of that strategy, we and our partners have participated in accumulating positions and drilling unproven acreage, that may be perceived to be higher risk, where acquisition, drilling and operation costs may be lower with a view to proving reserves, divesting selected assets on an opportunistic basis to operators willing to pay higher prices for proven prospects without early stage drilling risk and reinvesting operating cash flow and sales proceeds in accumulating, drilling and developing additional, and larger, acreage positions. As a result of such strategy, we sold acreage positions in 2008 and 2010 that both provided large one-time profits and cash proceeds and substantially reduced our proved reserves, production and operating cash flows immediately following such sales and after which we invested substantial portions of sales proceeds in the accumulation and exploratory drilling of larger acreage positions. Typically, our reserves, production, operating cash flows and operating profitability has grown as properties have been drilled and developed and fall following strategic asset divestitures when we are incurring costs to drill and develop properties. As a result of drilling and other risks, there can be no assurance that our reserve and production growth strategy will allow us to continue to grow, and replace, our acreage position, reserves, production and profitability following divestitures and we may continue to experience large fluctuations in such positions.

A substantial percentage of our properties are undeveloped; therefore the risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

Because a substantial percentage of our properties are unproven or proved undeveloped, we require significant capital to prove and develop such properties before they may become productive. At December 31, 2010, approximately 99% of our net acreage was unproven and 54.1% of our proved reserves were undeveloped. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

While our current business plan is to fund the development costs with funds on hand, including funds received from our 2010 sale of interests in certain assets, and cash flow from our other producing properties, if such funds are not sufficient, we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, borrowings or other means.

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

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we have and may be required to further write down the carrying value of our oil and natural gas properties. A write-down would constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

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

Under the terms of the Operating Agreements related to our oil and gas properties, third parties act as the operator of each of our oil and gas wells and control the drilling and operating activities to be conducted on our properties. Therefore, we have limited control over certain decisions related to activities on our properties, which could affect our results of operations. Decisions over which we have limited control include:

•	the timing and amount of capital expenditures;

•	the timing of initiating the drilling and recompleting of wells;

•	the extent of operating costs; and

•	the level of ongoing production.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are properties on which we have identified what we believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that approximately 54.1% of our reserves are currently proved undeveloped. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

Our operations will be subject to environmental and other government laws and regulations that are costly and could potentially subject us to substantial liabilities.

Crude oil and natural gas exploration and production operations in the United States and in Colombia are subject to extensive federal, state and local laws and regulations. Oil and gas companies are subject to laws and regulations addressing, among others, land use and lease permit restrictions, bonding and other financial assurance related to drilling and production activities, spacing of wells, unitization and pooling of properties, environmental and safety matters, plugging and abandonment of wells and associated infrastructure after production has ceased, operational reporting and taxation. Failure to comply with such laws and regulations can subject us to governmental sanctions, such as fines and penalties, as well as potential liability for personal injuries and property and natural resources damages. We may be required to make significant expenditures to comply with the requirements of these laws and regulations, and future laws or regulations, or any adverse change in the interpretation of existing laws and regulations, could increase such compliance costs. Regulatory requirements and restrictions could also delay or curtail our operations and could have a significant impact on our financial condition or results of operations.

Our oil and gas operations are subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of a permit before drilling commences;

•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	impose substantial liabilities for pollution resulting from operations.

Failure to comply with these laws and regulations may result in:

•	the imposition of administrative, civil and/or criminal penalties;

•	incurring investigatory or remedial obligations; and

•	the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to be in compliance in all material respects with all applicable environmental laws and regulations, we cannot assure you that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability.

We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect operations in any area.

Under certain environmental laws that impose strict, joint and several liability, we may be required to remediate our contaminated properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were or were not in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations. Moreover, new or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations. In addition, many countries as well as several states and regions of the U.S. have agreed to regulate emissions of “greenhouse gases.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning of natural gas and oil, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for some of our services or products in the future. See “Business — Regulatory Matters.”

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

Our operations in Colombia are subject to a substantial degree of control by the operators of the properties in which we hold interests in Colombia. We are an investor in Hupecol and our interest in the assets and operations of Hupecol represent a substantial portion of our assets and operations in Colombia and are our principal assets and operations. During 2008 and 2010, respectively, Hupecol sold its interest in a concession and in two entities holding multiple concessions each representing, at the time, the largest prospect(s) in terms of reserves and revenues in which we then held an interest. In early March 2009, Hupecol determined to temporarily shut-in production from our Colombian properties. It is possible that Hupecol will carry out similar sales or acquisitions of prospects or make similar decisions in the future. Our management intends to closely monitor the nature and progress of future transactions by Hupecol in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction.

In addition to Hupecol’s control of decisions regarding properties operated by Hupecol in Colombia, as minority owners, we are subject to substantial control of other properties in Colombia in which we hold interests that are operated by SK Energy and Shona Energy. Our Colombian assets consist exclusively of minority, non-operator project interests in certain Colombian assets owned and operated by Hupecol, LLC, a 37.5% non-operated working interest in certain Colombian assets owned and operated by SK Energy Co. LTD and a 12.5% non-operated working interest in certain Colombian assets owned and operated by Shona Energy Ltd. Our passive investments in such Colombian assets constitute our principal assets, and as a result, our financial results are directly affected by the independent strategies and decisions of Hupecol, SK Energy and Shona Energy.

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

Our success will depend on our ability to attract and retain our management and non-management employees, including engineers, geoscientists and other technical and professional staff and, in particular, our President, John Terwilliger, who is principally responsible for sourcing our resource plays. We will depend, to a large extent, on the efforts, technical expertise and continued employment of such personnel and members of our management team. If members of our management team should resign or we are unable to attract the necessary personnel, our business operations could be adversely affected.

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

While we presently believe that our operating cash flows and funds on hand, including funds provided by our 2010 sale of certain Hupecol assets, will support our ongoing operations and anticipated future capital requirements, a number of factors could result in our needing additional financing, including reductions in oil and natural gas prices, declines in production, unexpected developments in operations that could decrease our revenues, increase our costs or require additional capital contributions and commitments to new acquisition or drilling programs. In particular, given our recent commitments to participate in additional properties operated by Hupecol and our agreements to participate in the development of additional prospects in Colombia operated by Shona Energy and SK Energy, we may be subject to substantially greater calls for commitments to provide capital to support development of our additional interests. We have no commitments to provide any additional financing, if needed, and may be limited in our ability to obtain the capital necessary to support operations, complete development, exploitation and exploration programs or carry out new acquisition or drilling programs. We have not thoroughly investigated whether this capital would be available, who would provide it, and on what terms. If we are unable, on acceptable terms, to raise the required capital, our business may be seriously harmed or even terminated.

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

At March 1, 2011, our directors and executive officers owned approximately 38.8% of our outstanding common stock. As a result, our current directors and executive officers are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. Such level of control of the Company may delay or prevent a change of control on terms favorable to the other shareholders and may adversely affect the voting and other rights of other shareholders.

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

We may from time to time be a party to lawsuits incidental to our business. As of March 1, 2011, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE Amex (“AMEX”) under the symbol “HUSA.” Prior to July 27, 2010, our common stock traded on the Nasdaq Global Market also under the symbol “HUSA”. The following table sets forth the range of high and low closing sale prices of our common stock, and cash dividends declared, for each quarter during the past two fiscal years.

		High	Low	Dividend
Calendar Year 2010	Fourth Quarter	$18.52	$10.40	$0.205
	Third Quarter	10.99	8.50	0.005
	Second Quarter	20.35	9.30	0.005
	First Quarter	18.55	6.39	0.005

Calendar Year 2009	Fourth Quarter	$6.16	$3.38	$0.005
	Third Quarter	3.70	1.72	0.005
	Second Quarter	2.18	1.64	0.005
	First Quarter	4.38	1.77	0.020

At March 1, 2011, the closing price of the common stock on AMEX was $15.03.

Holders

As of March 1, 2011, there were approximately 898 shareholders of record of our common stock, excluding holders in street name.

Dividends

The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,813,998	$6.57	886,002
Equity compensation plans not approved by security holders	—	—	—
Total	1,813,998	$6.57	886,002
______________________________
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

The following performance graph compares the change in the cumulative total return of Houston American Energy’s common stock, the Dow Jones U.S. Exploration and Production Index, and the S&P 500 Index for the five years ended December 31, 2010. The graph assumes that $100 was invested in the Company’s common stock and each index on December 31, 2005, and that dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG
HOUSTON AMERICAN ENERGY CORPORATION, THE S&P 500 INDEX
AND DJ U.S. EXPL & PROD. INDEX

	December 31,
	2005	2006	2007	2008	2009	2010
Houston American Energy Corporation	$100	$234	$97	$109	$198	$584
S&P 500 Index	$100	$116	$122	$77	$97	$112
DJ U.S. Expl. & Prod. Index	$100	$105	$151	$91	$127	$149

Item 6.	Selected Financial Data

The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2010. This information is derived from our Financial Statements and the notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Revenue:
Oil and gas revenue	$19,508,894	$8,116,275	$10,622,050	$4,977,172	$3,202,731
Total revenues	19,508,894	8,116,275	10,622,050	4,977,172	3,202,731
Expenses of operations:
Lease operating expense and severance tax	8,142,444	4,746,295	3,366,740	1,841,119	1,017,440
Joint venture expense	156,686	172,890	183,510	149,200	167,023
Depreciation and depletion	3,161,366	1,900,631	5,816,691	1,099,826	887,911
Impairment of oil and gas properties	—	—	5,621,106	348,019	—
General and administrative expense	4,896,955	2,768,195	3,152,930	1,568,228	1,231,079
Gain on sale of oil and gas properties	(27,159,114)	—	(7,615,236)	—	—
Total operating expenses	(10,801,663)	9,588,011	10,525,741	5,006,392	3,303,453
Income (loss) from operations	30,310,557	(1,471,736)	96,309	(29,220)	(100,722)
Other income (expense):
Interest income	65,155	64,882	295,375	649,742	496,490
Interest expense	(4,772)	—	—	—	(57,278)
Interest expense – related party	—	—	—	—	(20,440)
Interest expense – derivative	—	—	—	—	(37,773)
Loss on change in fair value of derivative	—	—	—	—	(170,949)
Financing costs	—	—	—	—	(110,787)
Other income	12,864	—	—	—	—
Total other income	73,247	64,882	295,375	649,742	99,263
Net income (loss) before income taxes	30,383,804	(1,406,854)	391,684	620,572	(1,459)
Income tax expense (benefit)	9,353,864	(737,406)	(73,261)	127,116	510,637
Net income (loss)	$21,029,940	$(669,448)	$464,945	$493,456	$(512,096)
Basic net income (loss) per share	$0.68	$(0.02)	$0.02	$0.02	$(0.02)
Diluted net income (loss) per share	$0.66	$(0.02)	$0.02	$0.02	$(0.02)
Cash dividends paid per share	$0.22	$0.04	$0.04	$—	$—

Cash Flow Data:
Cash flow from operating activities	$8,290,671	$(484,677)	$1,452,054	$1,801,481	$1,239,446
Cash flow from investing activities	12,660,487	(9,239,263)	8,787,853	(1,792,672)	(17,507,371)
Cash flow from financing activities	(6,267,845)	11,786,383	(747,031)	—	14,952,833

Balance Sheet Data (at end of period):
Working capital	$34,255,206	$16,365,490	$10,536,834	$10,358,502	$14,202,160
Property, plant and equipment, net	10,691,421	11,356,255	5,263,131	10,017,045	5,248,272
Total assets	55,476,428	34,062,829	22,637,054	20,714,797	19,985,883
Long-term debt, less current portion	26,761	332,912	205,524	135,267	38,816
Total stockholders’ equity	50,364,637	33,245,312	21,048,248	20,243,447	19,414,783

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Production Levels, Commodity Prices and Revenues

Our production levels, commodity prices realized and revenues during 2010, as compared to 2009, benefited from improved market conditions during 2010 as compared to 2009 when sharply lower prices prevailed, particularly during the first half of 2009, following the global economic crisis that began in late 2008. As a result of depressed commodity prices during the first half of 2009, our operator in Colombia temporarily shut-in production from a majority of our Colombian properties and we had no sales in Colombia from February 13, 2009 through April 5, 2009.

Our December 2010 sale of our interest in entities holding four concessions in Colombia resulted in sharp declines in our production levels and revenues during the last half of December 2010, and will continue to produce lower production and revenue levels unless and until we can successfully drill wells and bring on line new and/or additional production from our other properties. See “Asset Sales – Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC.”

Drilling Activity

During 2010, we drilled 12 international wells in Colombia, as follows:

•	4 wells were drilled on concessions in which we hold a 12.5% working interest, of which 3 were in production at December 31, 2010, and 1 was a dry hole.

•	One well was drilled on a concession in which we hold a 6.25% working interest and was a dry hole.

•	7 wells were drilled on a concession in which we hold a 1.6% working interest, of which 6 were in production at December 31, 2010, and 1 was a dry hole.

During 2010, no domestic wells were drilled.

At December 31, 2010, drilling operations were ongoing in Colombia on 1 well.

Leasehold Activity

During 2010, we acquired an interest in one additional block in Colombia, the LLA 62 Block, one TEA, the Macaya TEA, and increased our interest in the CPO 4 Block in Colombia.

Macaya TEA. During 2010, we elected to participate for our percentage interest (12.5%) in the Macaya Technical Evaluation Agreement (the “TEA”). The TEA was entered into in February 2010 by and between the Colombian National Hydrocarbons Agency (the “ANH”) and Hupecol Operating Co. LLC, and encompasses a 195,171 acre region located to the southeast of the Serrania block, which is located in the municipalities of Uribe and La Macarena in the Department of Meta in the Republic of Colombia. As a result of the election to participate, we agreed to pay our proportionate share, or 12.5%, of the acquisition costs and costs for the minimum work program contained in the TEA.

LLA 62 Block. During 2010, we elected to participate for our percentage interest (1.6%) in the LLA 62 Block in Colombia (the “LLA 62 Block”). The LLA 62 Block was awarded to Hupecol by the ANH during 2010. The LLA 62 Block is adjacent to the La Cuerva Block operated by Hupecol. The award of the LLA 62 Block includes a Phase I commitment to shoot 60 square kilometers of 3D seismic on the block. As a result of the election to participate, we agreed to pay our proportionate share, or 1.6%, of all costs of exploiting the block, except the 3D seismic costs, where we agreed to pay two times our proportional cost.

CPO 4 Farmout. Effective July 31, 2010, we entered into a Farmout Agreement (the “Farmout Agreement”) with SK Energy Co. LTD (“SK Energy”) pursuant to which SK Energy agreed to assign to our Company an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Colombia, increasing our current interest in the CPO 4 Block from 25% to 37.5%.

SK Energy serves as operator on the CPO 4 Block under a Joint Operating Agreement (the “JOA”).

Under the terms of the Farmout Agreement, we are responsible for paying our proportionate interest in all future development and operating costs (“Ongoing Costs”). In addition to payment of our proportionate interest in Ongoing Costs, as a condition of assignment of the additional 12.5% interest in the CPO 4 Block, we are responsible for reimbursement to SK Energy, or payment, of (i) 12.5% of certain defined past costs relating to development of the CPO 4 Block (the “Past Costs”), and (ii) 25% of seismic acquisition costs incurred with respect to the Phase One cost of the CPO 4 Block between June 18, 2009 and June 17, 2012 (the “Seismic Acquisition Costs”). The Phase One seismic acquisition was completed during 2010.

The assignment of the additional interest in the CPO 4 Block was conditioned upon the approval by the ANH and the Republic of Korea by July 31, 2011, and payment of our proportionate interest in Past Costs, which was due on the earlier of (i) October 29, 2010, or (ii) 30 days following ANH approval. In November 2010, we were invoiced for, and paid, $3,939,003 as our share of the Past Costs attributable to our additional 12.5% interest in CPO 4. In December 2010 the Company received ANH approval of our additional 12.5% interest in Block CPO 4 along with the assignment from SK bringing our total interest to 37.5% in the Block.

Pursuant to the terms of, and in conjunction with, the Farmout Agreement and the JOA, we entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby we waived our right of first refusal under the JOA for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of our agreement to waive our preferential rights, Gulf United agreed to pay to us, not later than 30 days following ANH approval, (i) our 12.5% share of Past Costs incurred through July 31, 2010, and (ii) our 25% share of Seismic Acquisition Costs incurred through July 31, 2010. ANH approval of the Gulf United assignment had not yet been received at December 31, 2010 or through the date of this filing. It is anticipated that upon Gulf United receiving ANH approval, it will reimburse us for the $3,939,003 invoiced by SK Energy for Past Costs; plus any additional cost accrued under the terms of the Farmout Agreement.

Asset Sales

During 2010, we divested our direct interest in acreage in Karnes County, Texas and our indirect interest in the Dorotea, Cabiona, Leona and Las Garzas blocks in Colombia.

Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC. During the fourth quarter of 2010, Hupecol Dorotea & Cabiona Holdings, LLC (“Hupecol D&C Holdings”) sold all of its interest in Hupecol Dorotea and Cabiona, LLC (“HDC, LLC”) and Hupecol Llanos Holdings, LLC (“Hupecol Llanos Holdings”) sold all of its interest in Hupecol Llanos, LLC (“HL, LLC”). We hold a 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings and, prior to the sale, held indirect interests in identical amounts in HDC, LLC and HL, LLC. HDC, LLC and HL, LLC hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks, and related assets, in Colombia.

The Dorotea, Cabiona, Leona and Las Garzas blocks cover an aggregate of approximately 310,790 acres. At December 31, 2009, the estimated proved reserves associated with the blocks totaled 1,178,576 barrels of oil, which represented 96.9% of our estimated proved oil and natural gas reserves.

As a result of the sale, we received net proceeds, after deduction of fees and expenses of $29,359,463 before escrow holdbacks, realized a gain on the sale of $25,397,048 and eliminated from oil and gas properties costs subject to amortization associated with the underlying assets totaling $3,989,236. Production from the Dorotea, Cabiona, Leona and Las Garzas blocks accounted for $18,880,299, $7,936,673 and $7,206,439 of our revenues during 2010, 2009 and 2008.

Fifteen percent of the sales price was held in escrow pursuant to the Purchase and Sales Agreement to fund potential claims arising from the sale with escrowed amounts to be released over a three year period based on amounts remaining in escrow after claims. In addition to the fifteen percent escrowed, Hupecol withheld 5% of the proceeds in escrow for any contingencies that may arise, and it is expected that the Company will receive the 5% withheld by Hupecol in 2011. The Company is not aware of any claims that would reduce the escrow amounts as of December 31, 2010. Our proportionate interest in the sales proceeds that were withheld and deposited into escrow totaled $7,069,810 and have been recorded as escrow receivables. Following completion of the sale of HDC, LLC and HL, LLC, we have no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

Karnes County, Texas. In November 2010, we sold our 2.5% working interest and our 1.25% of 8/8s overriding royalty interest (“ORRI”) in 6,000+ gross acres in Karnes County, Texas and our right to a 1.25% ORRI in an AMI covering approximately 50,000 gross acres in Karnes County, Texas. We received gross proceeds of $4.1 million from the sale of our Karnes County, Texas holdings. Our Karnes County, Texas holdings were acquired in 2009 at a cost of $175,000 and, at the time of sale, we had no wells, no production and no reserves associated with the acreage.

Seismic Activity

During 2010, our operators in Colombia acquired approximately 225 square miles of additional 3-D and 2-D seismic and geological data. The additional data relates primarily to the CPO 4, Serrania and La Cuerva concessions where we hold 37.5%, 12.5%, and 1.6% working interests, respectively. Our share of the costs of such data acquisition was approximately $6.4 million.

Compensation Expense

In June 2010, our board of directors approved, and we paid, cash bonuses to our senior management team totaling $637,500 and, effective June 15, 2010, we increased the base salary of members of our senior management team by 10%. In August 2010, we expanded our management team with the appointment of a then-consultant to serve as Senior Vice President of Exploration.

Also in June 2010, we modified the non-cash compensation arrangements for our non-employee directors to provide for annual grants of stock options to purchase 25,000 shares of common stock. The option grants vest on the grant date, are exercisable at the fair market value on the grant date and have a term of ten years. Pursuant to such revised compensation arrangements, we granted 100,000 stock options to non-employee directors on June 15, 2010 and granted 25,000 stock options to a newly appointed non-employee director in July 2010. In August 2010, we granted 150,000 stock options to the newly appointed member of our management team. As a result of these 2010 option grants and the amortization of the cost associated with options granted in prior years that remain subject to vesting, we recognized non-cash compensation expense for 2010 totaling $2,357,230.

Dividends

During 2010, we declared and paid cash dividends to our shareholders of $0.22 per share, or an aggregate of $6,837,845.

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

Consistent with our past operating plans, we selectively divest holdings on an opportunistic basis where we believe that favorable prices can be realized from assets and proceeds redeployed to grow our asset base and produce superior returns. To that end, during 2010, we divested our interest in undeveloped domestic acreage and four blocks in Colombia which were in various stages of development, which divestitures produced approximately $29.4 million of net proceeds (including $7.1 million held in escrow) to our company.

During 2011, we plan to invest approximately $21.4 million in the development of our Colombian prospects, including CPO 4, Serrania and four prospects operated by Hupecol. As of January 1, 2011, substantially all seismic, infrastructure and pre-drilling work had been completed on both our CPO 4 and Serrania prospects and our plans are to drill 3 test wells on the CPO 4 block and 2 test wells on the Serrania block during 2011. Subject to the results of those test wells, we expect to begin developmental drilling of those prospects.

While our 2010 asset sales provided funding that we believe will satisfy our financial commitments relating to the CPO 4 and Serrania prospects, as well as our remaining Hupecol holdings, the interests sold during 2010 accounted for approximately 97% of our net oil production and oil revenues during 2010, as well as 99% of our lease operating expenses. Accordingly, until we bring production on line from drilling and development of our CPO 4, Serrania and remaining Hupecol prospects, our future production, revenues and lease operating expenses will be substantially lower than 2010 levels. There can be no assurance as to the ultimate success of our drilling and development operations on our CPO 4, Serrania and remaining Hupecol prospects or the timing of such drilling and development operations.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2010. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

Unevaluated Oil and Gas Properties. Unevaluated oil and gas properties consist principally of our cost of acquiring and evaluating undeveloped leases, net of an allowance for impairment and transfers to depletable oil and gas properties. When leases are developed, expire or are abandoned, the related costs are transferred from unevaluated oil and gas properties to oil and gas properties subject to amortization. Additionally, we review the carrying costs of unevaluated oil and gas properties for the purpose of determining probable future lease expirations and abandonments, and prospective discounted future economic benefit attributable to the leases.

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2010 and 2009:

	At December 31, 2010	At December 31, 2009
Acquisition costs	$2,795,439	$3,370,734
Evaluation costs	7,463,541	2,140,296
Retention costs	--	47,294
Total	$10,258,980	$5,558,324

The carrying value of unevaluated oil and gas prospects includes $9,647,631 and $2,993,732 expended for properties in South America at December 31, 2010 and December 31, 2009, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Stock-Based Compensation. We account for stock-based compensation in accordance with the provisions of FASB ASC Topic 718. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the volatility of our common stock price over the expected life of the options, dividend yield, an appropriate risk-free interest rate and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the Statements of Operations.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Oil and Gas Revenues. Total oil and gas revenues increased 140.37%, to $19,508,894 in 2010 from $8,116,275 in 2009.

The increase in revenue is principally due to (1) higher average sales prices for oil and gas during 2010 reflecting increased commodity pricing due to improved global macroeconomic conditions compared to 2009 and (2) increased oil production due to new wells brought onto production and production from our Colombian properties for the full period in 2010 as compared to 2009, when production was temporarily shut-in for 52 days due to market conditions.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2010 and 2009:

	2010 (1)	2009
Gross producing wells	34	26
Net producing wells	2.704	2.31
Net oil production (Bbls)	261,779	131,363
Net gas production (Mcf)	17,798	15,761
Oil—Average sales price per barrel	$74.18	$61.20
Gas—Average sales price per mcf	$5.01	$4.89

(1)
As noted elsewhere, we sold our indirect interest in four Colombian concessions in December 2010. Of the wells and production shown in 2010, the concessions sold in December 31, 2010 account for 19 gross wells, 2.375 net wells and 254,785 bbls of net oil production.

As noted, production volumes were less then what they otherwise would have been in 2009 due to the cessation of production and sales from the majority of our Colombian properties for 52 days in early 2009 as a result of unfavorable commodity prices.

Oil and gas sales revenues for 2010 and 2009 by region were as follows:

	Colombia	U.S.	Total
2010
Oil sales	$19,302,303	$117,360	$19,419,663
Gas sales	$—	$89,231	$89,231
2009
Oil sales	$7,944,353	$94,839	$8,039,192
Gas sales	$—	$77,083	$77,083

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, increased 71.5% to $8,142,444 in 2010 from $4,746,295 in 2009.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2010	$8,088,230	$54,214	$8,142,444
2009	$4,665,578	$80,717	$4,746,295

The increase in total lease operating expenses was attributable to an increase in production and the number of net wells producing. The decrease in lease operating expenses as a percentage of revenues, from 58% of revenues in 2009 to 42% of revenues in 2010, was attributable to the temporary cessation of production from the majority of our Colombian properties during the 2009 period and increased production and improved commodity prices during 2010.

Joint Venture Expenses. Joint venture expenses totaled $156,686 in 2010 compared to $172,890 in 2009. The joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by Hupecol.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 66% to $3,161,366 in 2010 from $1,900,631 in 2009. The increase in depreciation and depletion was due to an increase in production volumes during 2010.

Gain on sale of oil and gas properties. The sale of our indirect interests in Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC resulted in a gain of $25,397,048, and the sale of our Karnes County, Texas interests resulted in a gain of $1,762,066 during 2010.

General and Administrative Expenses. General and administrative expense increased by 77% to $4,896,955 in 2010 from $2,768,195 in 2009. The increase in general and administrative expense was primarily attributable to increases in employee compensation, principally related to the payment of $637,500 of cash bonuses, a 10% increase in base salaries effective June 15, 2010, the hiring of an additional executive and a $1,277,100 increase in stock-based compensation in 2010 versus 2009 associated with options granted to directors and officers during 2010.

Other Income. Other income consists primarily of interest earned on cash balances. Other income totaled $65,155 in 2010 as compared to $64,882 in 2009. The increase in other income resulted primarily from an increase in larger average interest earning cash balances.

Income Tax Expense/Benefit. We reported an income tax expense of approximately $9.4 million in 2010 as compared to a benefit of $737,406 in 2009.

The income tax expense during 2010 was entirely attributable to operations in Colombia and reflects increased sales and profitability in Colombia, as well as the taxes applicable to the proceeds received on sale of oil and gas properties discussed above.

The income tax benefit during 2009 was primarily attributable to net operating losses generated in Colombia and the United States and the refund during 2009 of approximately $548,000 of Colombian taxes. The income tax benefit during 2009 was attributable $402,663 to the U.S. and $334,743 to Colombia.

At December 31, 2010, we had no foreign tax credit carryovers.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Oil and Gas Revenues. Total oil and gas revenues decreased 23.6%, to $8,116,275 in 2009 from $10,622,050 in 2008.

The decrease in oil and gas revenue was due to a decline in oil and gas prices received during 2009 (approximately $84,000 based on lower average gas prices realized during 2009 and approximately $2.8 million based on lower average oil prices).

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

Oil and gas sales revenues for 2009 and 2008 by region were as follows:

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

Hupecol, our operator in Colombia, implemented cost cutting measures in order to improve field economics from our Colombian operations.

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

Impairment Expense. During 2008, we recorded a provision for impairment of oil and gas properties of $5,621,106, most of which was attributable to our South American properties. Impairments related to reduced commodity prices at year end and lower reserve estimates for our Colombian wells, reduced reserve estimates for our U.S. properties as a result of lower commodity prices and lower than expected production volumes, as well as the lack of commercial production on our Caddo Lake prospect.

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

Other Income. Other income consists of interest earned on cash balances and marketable securities. Other income totaled $64,882 in 2009 as compared to $295,375 in 2008. The decrease in other income resulted from the sale of the balance of our marketable securities during early 2008 and a reduction in interest rates on short-term cash investments, partially offset by interest earned on DIP Financing provided to the Creditors under the Letter Agreement related to assets the Company was considering acquiring out of a bankruptcy proceeding.

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

Financial Condition

Liquidity and Capital Resources. At December 31, 2010, we had a cash balance of $26,656,450 and working capital of $34,255,206 compared to a cash balance of $11,973,137 and working capital of $16,365,490 at December 31, 2009. The increase in cash and working capital during the period was primarily attributable to the receipt of $25,942,822 (net proceeds) excluding escrowed monies from the sale of our Karnes County, Texas property and our indirect interest in four concessions in Colombia and operating cash flow, partially offset by payment of drilling costs, acquisition costs, seismic costs and other costs related to the planned drilling of prospects in Colombia and the payment of dividends.

Cash Flows. Operating activities provided cash during 2010 totaling $8,290,671 as compared to $484,677 of cash used in operating activities during 2009. The increase in cash flows from operations was primarily a result of improved profitability during 2010.

Investing activities provided cash during 2010 totaling $12,660,487 as compared to $9,239,263 used in investing activities during 2009. Funds provided by investing activities during 2010 reflect the receipt of proceeds from the sale of our Karnes County, Texas property and our indirect interest in four Colombian concessions which provided, in the aggregate, approximately $25,942,822 of net proceeds excluding escrowed amounts. The funds provided by investing activities during 2010 were partially offset by investments in oil and gas properties and assets and property plant and equipment of $8,662,516 and payments of $3,951,370 of costs associated with the CPO 4 prospect that are reimbursable by Gulf United and recorded as accounts receivable - other. Funds used by investing activities during 2009 reflect investments in oil and gas properties and assets of $8,273,545 partially offset by the receipt of $799,680 from the escrow account related to the sale of the Caracara assets and $397,102 from the sale of selected domestic prospects, including Profit Island and North Profit Island.

Financing activities used $6,267,845 of cash during 2010 as compared to $11,786,383 of cash provided by financing activities during 2009. Funds used by financing activities during 2010 consisted of cash dividends paid of $6,837,845, partially offset by warrant exercise proceeds received of $570,000. Funds provided by financing activities during 2009 consisted of proceeds from the December 2009 common stock placement of $13,525,200, partially offset by cash dividends paid of $980,057 and cost associated with our registered direct offering of $758,760.

Long-Term Liabilities. At December 31, 2010, we had long-term liabilities of $26,761 as compared to $332,912 at December 31, 2009. Long-term liabilities at December 31, 2010 and December 31, 2009 consisted of a reserve for plugging costs and deferred rent liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects. We expect that future capital and exploration expenditures will be funded principally through funds generated from operations and funds on hand, including funds generated from our 2010 sale of certain properties and our 2009 sale of common stock.

During 2010, we invested approximately $8.6 million for the acquisition and development of oil and gas properties, which included expenses related to (1) drilling of 12 wells in Colombia ($1.3 million ), (2) seismic and geological costs in Colombia ($7.0 million), (3) delay rentals on U.S. properties ($12 thousand), and (4) leasehold costs on U.S. properties ($0.3 million).

At December 31, 2010, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2010:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$123,214	$84,315	$38,899	$—	$—
Total	$123,124	$84,315	$38,899	$—	$—

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

Planned Drilling, Leasehold and Other Activities. As of December 31, 2010, our acquisition and drilling budget for 2011 totaled approximately $21.4 million and related principally to (1) drilling 10 wells in Colombia on existing Hupecol prospects; (2) drilling 2 wells on the Serrania Block operated by Shona Energy; and (3) drilling 3 wells on the CPO 4 Block operated by SK Energy. Additional wells may be drilled at locations to be determined based on the results of the planned drilling projects. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2010.

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

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements” on page 44 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by GHB CPAs, PC, an independent registered public accounting firm who audited our consolidated financial statements as of and for the year ended December 31, 2010, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2010, and their ages and positions as of that date, are as follows:

Name	Age	Position
John F. Terwilliger	63	President, Chief Executive Officer and Chairman
James J. Jacobs	33	Chief Financial Officer
Kenneth Jeffers	50	Senior Vice President of Exploration

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

Kenneth Jeffers has served as our Senior Vice President of Exploration since August 2010. Prior to his appointment as an officer, Mr. Jeffers served as a consultant to Houston American for six months focused on identification of prospects on the Company’s Colombian acreage. Previously, Mr. Jeffers served as Vice President, Geophysics for Goodrich Petroleum Corporation from 2004 to 2007. Mr. Jeffers’ experience includes serving as an exploration geophysicist with Mobil Oil and later serving as a staff geophysicist and senior geophysicist with Anadarko Petroleum, Pennzoil, Hunt Oil and Goodrich Petroleum.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page 44 of this report.

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	8/3/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	8/3/01	4.1

10.1	Houston American Energy Corp. 2005 Stock Option Plan*	8-K	8/16/05	10.1

10.2	Form of Director Stock Option Agreement*	8-K	8/16/05	10.2

10.3	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	4/28/08	Ex A

10.4	Letter Agreement, dated February 3, 2009, between Houston American Energy Corp., Yazoo Pipeline Co., L.P., Sterling Exploration & Production Co., L.L.C., and Matagorda Operating Company.	8-K	2/05/09	10.1

10.5	Form of Subscription Agreement, dated November 2009 relating to the sale of shares of common stock	8-K	12/03/09	10.1

10.6	Employment Agreement of Kenneth Jeffers*				X

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	3/26/04	14.1

23.1	Consent of GBH CPAs, PC				X

23.2	Consent of Lonquist & Co., LLC				X

31.1	Section 302 Certification of CEO				X

31.2	Section 302 Certification of CFO				X

32.1	Section 906 Certification of CEO				X

32.2	Section 906 Certification of CFO				X

99.1	Code of Business Ethics	8-K	7/7/06	99.1

99.2	Report of Lonquist & Co., LLC				X
_________________________________
*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 15, 2011

	By:	/s/ John F. Terwilliger
John F. Terwilliger President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Terwilliger	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2011
John F. Terwilliger

/s/ O. Lee Tawes III	Director	March 15, 2011
O. Lee Tawes, III

/s/ Stephen Hartzell	Director	March 15, 2011
Stephen Hartzell

/s/ John P. Boylan	Director	March 15, 2011
John P. Boylan

/s/ James J. Jacobs	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2011
James J. Jacobs

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Houston American Energy Corp.
Houston, Texas

We have audited Houston American Energy Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based upon our audit.

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

In our opinion, Houston American Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based upon the COSO Criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston American Energy Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008, and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Houston American Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Houston American Energy Corp.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 15, 2010

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$26,656,450	$11,973,137
Restricted cash – letter of credit	3,056,250	2,037,500
Accounts receivable – oil and gas sales	1,226,341	1,831,674
Accounts receivable – other	3,951,370	—
Escrow receivable – current	4,440,953	873,871
Note receivable	—	125,000
Prepaid expenses and other current assets	8,872	8,913
TOTAL CURRENT ASSETS	39,340,236	16,850,095
PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	1,831,738	22,050,265
Costs not being amortized	10,258,980	5,558,324
Office equipment	90,004	11,878
Total	12,180,722	27,620,467

Accumulated depletion, depreciation, amortization, and impairment	(1,489,301)	(16,264,212)
PROPERTY, PLANT AND EQUIPMENT, NET	10,691,421	11,356,255

Deferred tax asset	1,997,079	5,680,026
Escrow receivable	3,434,167	—
Other assets	13,525	176,453
TOTAL ASSETS	$55,476,428	$34,062,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$122,536	$469,528
Accrued expenses	11,963	14,949
Income taxes payable	4,950,531	128
TOTAL CURRENT LIABILITIES	5,085,030	484,605
LONG-TERM DEBT
Reserve for plugging and abandonment costs	15,441	316,260
Deferred rent obligation	11,320	16,652
TOTAL LONG-TERM DEBT	26,761	332,912

COMMITMENTS AND CONTINGENCIES	-—	-—

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001;
100,000,000 shares authorized, 31,080,772 and 30,890,772 shares issued and outstanding, respectively	31,081	30,891
Additional paid-in capital	38,422,435	35,495,395
Accumulated earnings (deficit)	11,911,121	(2,280,974)
TOTAL SHAREHOLDERS’ EQUITY	50,364,637	33,245,312
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,476,428	$34,062,829

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

Oil and gas revenue	$19,508,894	$8,116,275	$10,622,050

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	8,142,444	4,746,295	3,366,740
Joint venture expense	156,686	172,890	183,510
Depreciation and depletion	3,161,366	1,900,631	5,816,691
Impairment of oil and gas properties	—	—	5,621,106
Gain on sale of oil and gas properties	(27,159,114)	—	(7,615,236)
General and administrative expense	4,896,955	2,768,195	3,152,930
Total expenses	(10,801,663)	9,588,011	10,525,741

Income (loss) from operations	30,310,557	(1,471,736)	96,309

OTHER INCOME (EXPENSE)
Interest income	65,155	64,882	295,375
Interest expense	(4,772)	—	—
Other income	12,864	—	—
Total other income	73,247	64,882	295,375

Net income (loss) before taxes	30,383,804	(1,406,854)	391,684

Income tax expense (benefit)	9,353,864	(737,406)	(73,261)
Net income (loss)	$21,029,940	$(669,448)	$464,945
Basic net income (loss) per share	$0.68	$(0.02)	$0.02
Diluted net income (loss) per share	$0.66	$(0.02)	$0.02
Basic weighted average shares	31,070,101	28,214,553	27,992,808
Diluted weighted average shares	31,958,073	28,214,553	28,038,847

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	Common Stock			Treasury Stock		Accumulated Earnings
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	(Deficit)	Total
Balance at December 31, 2007	27,920,172	$27,920	$22,377,832	(100,000)	$(85,834)	$(2,076,471)	$20,243,447

Retired treasury stock	(100,000)	(100)	(85,734)	100,000	85,834	—	—

Stock issued for -
Employees	55,600	56	400,264	—	—	—	400,320
Warrant exercise	125,000	125	374,875	—	—	—	375,000
Options issued to directors	—	—	15,113	—	—	—	15,113
Options issued to employee	—	—	671,454	—	—	—	671,454
Dividends paid	—	—	(1,122,031)	—	—	—	(1,122,031)

Net income	—	—	—	—	—	464,945	464,945
Balance at December 31, 2008	28,000,772	$28,001	$22,631,773	—	$—	$(1,611,526)	$21,048,248

Stock issued for -
Cash, net of offering costs of $758,760	2,890,000	$2,890	$12,763,550	—	$—	$—	$12,766,440
Options issued to directors	—	—	38,174	—	—	—	38,174
Options issued to employee	—	—	1,041,955	—	—	—	1,041,955
Dividends paid	—	—	(980,057)	—	—	—	(980,057)

Net loss	—	—	—	—	—	(669,448)	(669,448)
Balance at December 31, 2009	30,890,772	$30,891	$35,495,395	—	$—	$(2,280,974)	$33,245,312

Stock issued for -
Warrant exercise	190,000	$190	$569,810	—	$—	$—	$570,000
Options issued to directors	—	—	1,177,783	—	—	—	1,177,783
Options issued to employee	—	—	1,179,447	—	—	—	1,179,447
Dividends paid	—	—	—	—	—	(6,837,845)	(6,837,845)

Net income	—	—	—	—	—	21,029,940	21,029,940
Balance at December 31, 2010	31,080,772	$31,081	$38,422,435	—	$—	$11,911,121	$50,364,637

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$21,029,940	$(669,448)	$464,945

Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and depletion	3,161,366	1,900,631	5,816,691
Stock based compensation	2,357,230	1,080,129	1,086,887
Impairment of oil and gas properties	—	—	5,621,106
Deferred tax asset	3,682,947	(402,672)	(5,277,354)
Accretion of asset retirement obligation	24,272	13,038	17,501
Amortization of deferred rent	(5,332)	(2,962)	(592)
Gain on sale of oil and gas properties	(27,159,114)	—	(7,615,236)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	605,333	(1,516,043)	278,716
Decrease in prepaid expense	41	11,327	12,191
(Decrease) increase in accounts payable and accrued liability	4,593,988	(898,677)	1,047,199
Net cash provided by (used in) operations	8,290,671	(484,677)	1,452,054
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	—	(3,000,000)
Sales of marketable securities	—	—	12,650,000
Restricted cash held for letter of credit	(1,018,750)	(2,037,500)	—
Payments for accounts receivable - other	(3,951,370)	—	—
Payments for issuance of note receivable	—	(125,000)	—
Proceeds from payment of note receivable	125,000	—	—
Payments for acquisition and development of oil and gas properties and assets	(8,662,516)	(8,273,545)	(10,841,353)
Proceeds from sale of Colombian properties, net of expenses	22,289,653	—	9,878,797
Proceeds from sale of US properties, net of expenses	3,653,169	397,102	273,696
Payments for property, plant, and equipment	(78,126)	—	—
Payments for deposits	(10,357)	—	—
Proceeds (payments) from (to) escrow receivable, net	313,784	799,680	(173,287)
Net cash provided by (used in) investing activities	12,660,487	(9,239,263)	8,787,853
CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock	—	13,525,200	—
Common stock offering costs	—	(758,760)	—
Exercise of warrants	570,000	—	375,000
Dividends paid	(6,837,845)	(980,057)	(1,122,031)
Net cash provided by (used in) financing activities	(6,267,845)	11,786,383	(747,031)
INCREASE IN CASH	14,683,313	2,062,443	9,492,876
Cash, beginning of year	11,973,137	9,910,694	417,818
Cash, end of year	$26,656,450	$11,973,137	$9,910,694
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,772	$—	$—
Taxes paid	$720,512	$224,261	$5,200,306

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Net change in asset retirement obligation	$3,142	$117,312	$99,981
Retired treasury stock	$—	$—	$85,834
Cash proceeds from sale of oil and gas properties escrowed	$7,315,033	$—	$1,673,551

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2010 or 2009.

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

The Company categorizes its full costs pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $3,145,915, $1,900,631 and $5,816,691 at December 31, 2010, 2009 and 2008, respectively and accumulated amortization, depreciation and impairment was $1,461,972 and $16,252,334 at December 31, 2010 and 2009, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2010 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Unevaluated oil and gas properties not subject to amortization at December 31, 2010 included the following:

	North America	South America	Total
Leasehold acquisition costs	$610,468	$2,184,971	$2,795,439
Geological, geophysical, screening and evaluation costs	880	7,462,661	7,463,541
Total	$611,348	$9,647,632	$10,258,980

Unevaluated oil and gas properties not subject to amortization at December 31, 2009 included the following:

	North America	South America	Total
Leasehold acquisition costs	$814,766	$2,555,968	$3,370,734
Geological, geophysical, screening and evaluation costs	1,702,533	437,763	2,140,296
Leasehold retention costs	47,294	—	47,294
Total	$2,564,593	$2,993,731	$5,558,324

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $15,451 for 2010 and $0 for 2009 and 2008 and accumulated depreciation was $27,329 at December 31, 2010.

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

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2010 and 2009. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2010 and 2009.

	North America Years Ended December 31		South America Years Ended December 31
	2010	2009	2010	2009
ARO liability at January 1	$24,506	$9,479	$291,754	$176,431
Accretion expense	2,568	882	21,704	12,156
Liabilities incurred from drilling	—	15,241	6,856	91,727
Liabilities settled—assets sold	(21,144)	—	(307,089)	—
Changes in estimates	(449)	(1,096)	(3,265)	11,440

ARO liability at December 31,	$5,481	$24,506	$9,960	$291,754

Joint Venture Expense

Joint venture expense reflects the indirect field operating and regional administrative expenses billed by the operator of the Colombian concessions.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At December 31, 2010, the Company had a deferred tax asset of $1,997,079.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. No shares of preferred stock have been issued.

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

As of December 31, 2010, 1,813,998 outstanding options to purchase common stock resulted in weighted averaged diluted shares outstanding of 31,958,073 based upon the treasury method, which resulted in $0.66 diluted earnings per share. For the year ended December 31, 2009, 1,538,998 options and 190,000 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the year ended December 31, 2008, 1,392,333 options and 190,000 warrants to purchase common stock resulted in weighted average diluted shares outstanding of 28,038,847 based upon the treasury method, which resulted in $0.02 diluted earnings per share.

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

At December 31, 2010, 93% of the Company’s net oil and gas property investment and 99% of its revenue was with or derived from interests operated by Hupecol.

For 2010, 98% of our oil production from the Company’s mineral interests was sold to an international integrated oil company. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. There were no other product sales of more than 10% to a single buyer.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Historically, the Company has not experienced any uncollectible accounts receivable. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of $29,249,920 in excess of the FDIC’s current insured limit of $250,000 at December 31, 2010 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

NOTE 2—RELATED PARTIES

In conjunction with the Company’s efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests in select mineral properties of the Company. During 2010 and 2009, Mr. Terwilliger received royalty payments relating to those properties totaling $458,448 and $114,135, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $458,448 and $113,532, respectively.

NOTE 3—INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ending December 31, 2010, 2009 and 2008.

	2010	2009	2008

Income (loss) before income taxes	$30,383,804	$(1,406,854)	$391,684
Income tax expense (benefit) computed at statutory rates	$10,589,580	$(478,330)	$133,173
Permanent differences, nondeductible expenses	4,915	2,789	2,960
Current Colombian tax expense	—	—	5,200,306
Increase (decrease) in valuation allowance	(1,111,932)	(220,939)	(284,561)
Change in tax rate	(148,245)	—	—
Return to accrual items	—	—	99,330
Foreign tax credit	—	—	(5,201,387)
State (net of federal benefit)	19,546	(40,926)	(23,082)
Tax provision (benefit)	$9,353,864	$(737,406)	$(73,261)
Total Provision
Current Federal	$3,850,927	$—	$—
Current State	30,071	—	3,787
Deferred Federal	3,682,947	(361,737)	(5,251,772)
Deferred State	—	(40,926)	(25,582)
Foreign	1,789,919	(334,743)	5,200,306
Total provision (benefit)	$9,353,864	$(737,406)	$(73,261)

At December 31, 2010 the Company has utilized its entire US Federal tax loss carry forward of $705,994 and its entire foreign tax credit carry forward of $1,684,745 in connection with the sale of interests in Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC. The valuation allowance associated with the foreign tax credit carry forward has been reversed as well.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2010 and 2009 are set out below.

	2010	2009
Non-Current Deferred tax assets:
Net operating loss carry forwards	$—	$240,038
Foreign tax credit carry forwards	—	1,684,745
Asset retirement obligation	—	17,781
Deferred State Tax	(66,505)	66,507
Stock Compensation	1,560,696	714,647
Book in excess of tax depreciation, depletion, and capitalization methods on oil and gas properties	369,878	3,579,549
Other	—	315,067
Colombia Future Tax Obligations	—	173,616

Total Non-Current Deferred tax assets	1,997,079	6,791,949
Non-Current Deferred tax liabilities:

Total Non-Current tax liabilities		—
Valuation Allowance	—	(1,111,923)

Net deferred tax asset	$1,997,079	$5,680,026

Foreign Income Taxes

The Company owns an interest in various limited liability companies that operate and have activities in Colombia, through various entities controlled by Hupecol. Additionally, the Company owns an interest in properties located in Colombia and operated by SK Energy and Shona Energy. Colombia’s current tax rate is 33%. Based on information provided by the manager of Hupecol, the Company has determined its share of the Colombia tax liability relating to the entities operated by Hupecol for 2010 will be $1,789,919. This amount has been accrued during the year and will be funded by withholdings from the 2010 revenue and from revenue received in 2011. The Company has determined that it has no Colombian tax liability relating to the operations of SK Energy or Shona Energy during 2010.

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

During 2008, the Company granted 3,333 options to the members of the Board of Directors and 1,050,000 options to employees. Additionally, 200,000 previously granted options were vested at December 31, 2008.

The options granted to the directors during 2008 vested immediately, had a ten year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 3.875%, expected life in years 5.0, expected stock volatility 73.81754%, and expected dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. Using this model yielded a value of $15,113 which was charged to expense in 2008.

The options granted to employees during 2008 had a ten year life and 150,000 of the options vest ratably over three years and 900,000 of the options vest ratably over six years. The options were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 3.875%, expected life in years of 6 and 6.75, respectively, expected stock volatility 73.81754%, and expected dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The total value of the options was $5,299,214. The options are being expensed over the vesting period. During 2010, 2009 and 2008, $994,983, $1,007,558 and $586,361, respectively, were amortized to expense as employee compensation for the options granted to employees during 2008.

During 2009, the Company granted 26,665 options to members of the Board of Directors and 120,000 options to employees.

The options granted to the directors during 2009 vested immediately, had a ten year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:, risk-free interest rate 3.19%, expected life of 5 years, expected stock volatility 87.625%, expected future dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. Using this model yielded a value of $38,174 which was charged to expense in 2009 for the options granted to directors during 2009.

The options granted to employees during 2009 vest ratably over three years, had a ten year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 3.19%, expected life of 6 years, expected stock volatility 87.625%, and expected future dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The total value of the options was $182,831. The options are being expensed over the vesting period. During 2010 and 2009, $60,943 and $34,396 was amortized to expense as employee compensation for the options granted to employees during 2009.

During 2010, the company granted 125,000 options to members of the Board of Directors and 150,000 options to employees.

The options granted to the directors during 2010 vested immediately, had a ten year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 2.23%, expected life of 5.7 years, expected stock volatility 87.97%, and expected future dividend yield of 0.44%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. Using this model yielded a value of $1,177,781 which was charged to expense in 2010 for the options granted to directors during 2010. These options had a weighted average grant date fair value of $4.28 per share,

 The options granted to employees during 2010 vest ratably over three years, had a ten year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 1.70%, expected life of 5.8 years, expected stock volatility 87.35%, and expected future dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The total value of the options was $958,477. The options are being expensed over the vesting period. During 2010, $123,421 was amortized to expense as employee compensation for the options granted to employees during 2010. These options had a weighted average grant date fair value of $3.49 per share,

Option activity during 2010, 2009 and 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	339,000	$3.12
Granted	1,053,333	$7.20
Exercised	—
Forfeited	—

Outstanding at December 31, 2008	1,392,333	$6.21
Granted	146,665	$2.05
Exercised	—
Forfeited	—

Outstanding at December 31, 2009	1,538,998	$5.81
Granted	275,000	$10.85
Exercised	—
Forfeited	—

Outstanding at December 31, 2010	1,813,998	$6.57	7.44	$20,889,613

As of December 31, 2010, 1,053,998 of the outstanding options were exercisable. The exercisable options had a weighted average exercise price of $6.18 and an intrinsic value of $12,554,713 as of December 31, 2010.

Unvested options at December 31, 2010 totaled 760,000, with a weighted average grant date fair value and exercise price per share of $4.97 and $7.02, respectively, an amortization period of 3.1 years and a weighted average remaining life of 7.89 years.

As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $3,625,799. As of December 31, 2010 there were 886,002 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

The following table reflects share-based compensation recorded by the Company for 2010, 2009 and 2008:

	2010	2009	2008
Share-based compensation expense included in general and administrative expense	$2,357,230	$1,080,128	$1,086,887
Earnings per share effect of share-based compensation expense	$(0.08)	$(0.04)	$(0.04)

NOTE 5—COMMON STOCK

2009 Registered Direct Offering

In December 2009, the Company sold to various institutional investors, in a “registered direct” offering, an aggregate of 2,890,000 shares of common stock for net proceeds after offering costs of $12,766,440.

Exercise of Warrants

During 2008, the placement agent of a 2005 private placement exercised 125,000 Placement Agent Warrants, and was issued 125,000 shares for an aggregate consideration of $375,000.

During 2010, the remaining 190,000 warrants were exercised and the Company issued 190,000 shares for an aggregate consideration of $570,000. At December 31, 2010, no warrants were outstanding.

Dividends

During 2010, 2009 and 2008, we declared and paid cash dividends to our shareholders of $0.22, $0.035 and $0.04 per share, or an aggregate of $6,837,845, $980,057 and $1,122,031, respectively.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012. The lease agreement requires future payments as follows:

Year	Amount
2011	84,315
2012	38,899
Thereafter	—
Total	$123,124

Total rental expense was $80,381 in 2010, $99,388 in 2009 and $74,455 in 2008. The Company does not have any capital leases or other operating lease commitments.

Standby Letter of Credit – CPO 4 Block

On November 5, 2009 JP Morgan Chase issued a Letter of Credit to Banco de Bogota S.A. for $2,037,500. Banco de Bogota then in turn issued a Stand by Letter of Credit to the Agency De National Hydrocarbons to guaranty Houston American Energy’s compliance and proper execution of the work obligations relating to the phase one (1) work program of the CPO-4 block for Houston American Energy’s 25% interest in the Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, Houston American Energy was required to keep on deposit with JP Morgan Chase $2,037,500. In addition, Houston American Energy was required by JP Morgan Chase to pay fees associated with the Standby Letter of Credit equal to 1.0% per year of the amount, equal to $20,375.

On December 2, 2010 JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guaranty Houston American Energy’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for Houston American Energy’s 37.5% interest in the Block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until January 18, 2013 and Houston American Energy is required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to Houston American Energy increasing its interest in the CPO 4 block from 25.0% to 37.5%. All other terms and conditions of the Letter of Credit remained unchanged. Houston American Energy paid JP Morgan fees associated with the Standby Letter of Credit equal to 1.0% per year of the amount, equal to $32,070. The deposit with JP Morgan Chase is classified as Restricted cash – letter of credit in the accompanying balance sheet.

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

Environmental Contingencies

The Company’s oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require the Company to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, the Company could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether the Company was responsible for the release or if its operations were standard in the industry at the time they were performed. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks.

Development Commitments

During the ordinary course of oil and gas prospect development, the Company commits to a proportionate share for the cost of acquiring mineral interests, drilling exploratory or development wells and acquiring seismic and geological information.

Employment Arrangements

The Company has one employment agreement with its Senior Vice President of Exploration, Ken Jeffers. Under the agreement, Mr. Jeffers receives a base salary of $240,000 annually and is entitled to discretionary bonuses and other benefits consistent with those available to members of senior management. The Company has no other employment agreements.

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

West Klondike Advances

During 2009, the Company advanced funds towards the West Klondike prospect in Louisiana, but subsequently elected not to proceed with the project. On December 30, 2009, the operator of the West Klondike prospect delivered to the Company a promissory note in the amount of $125,000 representing the obligation of the operator to refund the amount advanced with respect to the prospect. The note was repaid in full during 2010.

NOTE 8—OIL AND GAS ACQUISITIONS

Domestic Leases

During 2009, the Company acquired interests in four prospects in Louisiana, the N. Jade and W. Jade prospects, acquired for $67,480, and the Profit Island and North Profit Island prospects, acquired for $350,644. Subsequent to purchasing its interest in the Profit and North Profit Island prospects, the Company sold down part of its interest in the Profit Island prospect. The Company still retains an interest in both of the prospects. See “Note 9 – Sale of Oil and Gas Properties – Sale of Domestic Leasehold Interests.”

During 2009, the Company acquired (1) a 2.5% working interest in over 4,500 acres under lease within a 50,000 acre area of mutual interest (AMI) in Karnes County, Texas, for a purchase price of $75,000, and (2) a 1.25% Overriding Royalty in the same leases and all acreage within the AMI, for a purchase price of $100,000. Per the contract, the Company was carried to the completion point on the first well. Subsequent to purchasing its interests in the Karnes County Leases and AMI, during the year ended December 31, 2010, the Company sold its entire interest in the Karnes County Leases and AMI. See “Note 9 – Sale of Oil and Gas Properties – Sale of Domestic Leasehold Interests.”

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

Los Picachos TEA

During 2009, the Company elected to participate at its percentage interest (12.5%) in the Los Picachos Technical Evaluation Agreement (the “TEA”).

The TEA was entered into by and between the Colombian National Hydrocarbons Agency (the “ANH”) and Hupecol Operating Co. LLC (“Hupecol”) and encompasses an 86,235 acre region located to the west and northwest of the Serrania block, which is located in the municipalities of Uribe and La Macarena in the Department of Meta in the Republic of Colombia.

As a result of the election to participate, the Company agreed to pay its proportionate share, or 12.5%, of the acquisition costs and costs for the minimum work program contained in the TEA.

CPO 4 Farmout

During 2009, the Company announced the approval by the ANH of a Farmout Agreement and Joint Operating Agreement (the “JOA”) with SK Energy Co. LTD., a Korean multinational conglomerate (“SK”), relating to the CPO 4 Contract for Exploration and Production covering the 345,452 net acre CPO 4 Block located in the Western Llanos Basin in the Republic of Colombia.

Under the JOA, effective retroactive to May 31, 2009, SK will act as operator of the CPO 4 Block and the Company will pay 25.0% of all past and future cost related to the CPO 4 Block, as well as an additional 12.5% of the Seismic Acquisition Costs incurred during the Phase 1 Work Program, for which the Company will receive a 25.0% interest in the CPO 4 Block. The Company’s share of the past costs related to its initial 25.0% farm in was $194,584. During 2010, the Company entered into a separate Farmout Agreement with SK pursuant to which SK agreed to assign to the Company an additional 12.5% interest in the CPO 4 Block, increasing the Company’s current interest in the CPO 4 Block from 25% to 37.5%.

Under the terms of the Farmout Agreement, the Company will be responsible for paying its proportionate interest in all future development and operating costs (“Ongoing Costs”). In addition to payment of its proportionate interest in Ongoing Costs, the Company will be responsible for reimbursement to SK, or payment, of (i) 12.5% of certain defined past costs relating to development of the CPO 4 Block (the “Past Costs”), and (ii) 25% of seismic acquisition costs incurred with respect to the Phase One cost of CPO 4 Block between June 18, 2009 and June 17, 2012 (the “Seismic Acquisition Costs”). The assignment of the additional interest in the CPO 4 Block was conditioned upon the approval by the ANH and the Republic of Korea by July 31, 2011 and payment of the Company’s proportionate interest in Past Costs. During 2010 the Company received, and paid, an invoice for $3,939,003 for its share of the Past Costs. In December 2010 the Company received Resolution 578 from the ANH approving our additional 12.5% interest in Block CPO 4 along with the assignment from SK bringing our total interest to 37.5% in the Block.

Pursuant to the terms of, and in conjunction with, the Farmout Agreement and the JOA, the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the JOA for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, (i) the Company’s 12.5% share of Past Costs incurred through July 31, 2010, and (ii) the Company’s 25% share of Seismic Acquisition Costs incurred through July 31, 2010. Upon Gulf United receiving ANH approval, it will reimburse us for the $3,939,003 invoiced by SK Energy for Past Costs; plus any additional cost accrued under the terms of the Farmout Agreement. At December 31, 2010, the Company has recorded as accounts receivable – other the amount due from Gulf United of $3,939,003. As of December 31, 2010 and through the date of this filing, Gulf United had not yet received ANH approval.

The Phase 1 Work Program consists of reprocessing approximately 400 kilometers of existing 2-D seismic data, the acquisition, processing and interpretation of a 2-D seismic program containing approximately 620 kilometers of data and the drilling of two exploration wells. The phase 1 work program was modified in 2010 to allow 3-D data to be shot in place of the initial 2-D requirement. The Phase 1 seismic acquisition was completed during 2010 and the entire Phase 1 Work Program is estimated to be completed by December of 2011.

For 2011, SK Energy has advised us that they plan to focus on the drilling of three wells on CPO 4. Our budgeted expenditures on the CPO 4 Block for 2011 are approximately $20.0 million.

Macaya TEA

During 2010, the Company elected to participate for its percentage interest (12.5%) in the Macaya Technical Evaluation Agreement (the “Macaya TEA”).

The Macaya TEA was entered into by and between the ANH and Hupecol, and encompasses a 195,171 acre region located to the southeast of the Serrania block, which is located in the municipalities of Uribe and La Macarena in the Department of Meta in the Republic of Colombia.

As a result of the election to participate, the Company agreed to pay its proportionate share, or 12.5%, of the acquisition costs and costs for the minimum work program contained in the Macaya TEA.

LLA 62 Block

During 2010, the Company elected to participate for its percentage interest (1.6%) in the LLA 62 Block in Colombia (the “LLA 62 Block”).

The LLA 62 Block was awarded to Hupecol by the ANH during 2010. The LLA 62 Block is adjacent to the La Cuerva Block operated by Hupecol. The award of the LLA 62 Block includes a Phase I commitment to shoot 60 square kilometers of 3D seismic on the block.

As a result of the election to participate the Company agreed to pay its proportionate share (1.6%) of all costs of exploiting the block, except the 3D seismic costs, where the Company agreed to pay two times its proportional cost.

NOTE 9—SALE OF OIL AND GAS PROPERTIES

Sale of Caracara Assets – 2008

In June 2008, the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract and related assets for a total cash consideration of $11,917,418. At December 31, 2007, the estimated proved reserves associated with these assets totaled 787,742 barrels of oil, which represented 60.37% of the Company’s estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, the Company recognized a gain on the sale of $7,615,236 during the year ended December 31, 2008, computed as follows:

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

As of December 31, 2010, the balance held in escrow for the sale of the Caracara assets was $267,451. These funds continue to be held pending resolution of disputes among Hupecol, the purchaser of the Caracara assets and Ecopetrol.

Colombian taxes attributable to the sale of the Caracara assets, totaling $4,394,575, were recorded and paid at the time of closing.

Sale of Unproven Domestic Leasehold Interests

During 2009, the Company received $353,896 from the sale of part of its interest in the Profit Island prospect. The proceeds received were recorded as a reduction of oil and gas properties. The Company still retains an interest in both of the prospects. See “Note 8 – Oil and Gas Acquisitions – Domestic Leases.”

During 2010, the Company sold its 2.5% Working Interest and our 1.25% of 8/8’s Overriding Royalty Interest in 6,000 + gross acres in Karnes County, Texas and our right to a 1.25% ORRI in an AMI covering approximately 50,000 gross acres in Karnes County, Texas for approximately $4.1 million in cash, less customary closing costs. The Company recorded a reduction of oil and gas properties of $2,302,299 and recognized a gain on sale of $1,762,066.

Sale of Interest in Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC

In December 2010, Hupecol Dorotea & Cabiona Holdings, LLC (“Hupecol D&C Holdings”) and Hupecol Llanos Holdings, LLC (“Hupecol Llanos Holdings”) sold all of their interests in Hupecol Dorotea and Cabiona, LLC (“HDC, LLC”) and Hupecol Llanos, LLC (“HL, LLC”). The Company owns 12.5% interests in each of Hupecol D&C Holdings and Hupecol Llanos Holdings and, in turn, indirect interests in each of HDC, LLC and HL, LLC, which companies hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks and related assets in Colombia.

 HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date. Fifteen percent of the sales price of each of HDC, LLC and HL, LLC will be held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims. In addition to the fifteen percent escrowed, Hupecol withheld 5% of the proceeds in escrow for any contingencies that may arise, and it is expected that the Company will receive the 5% withheld by Hupecol in 2011. Pursuant to its 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, the Company received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back. Following completion of the sale of HDC, LLC and HL, LLC, the Company had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

At December 31, 2009, the Company’s estimated proved reserves associated with the Dorotea, Cabiona, Leona and Las Garzas blocks totaled 1,178,576 barrels of oil, which represented 96.9% of the Company’s estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, the Company recognized a gain on the sale of $25,397,048 during the year ended December 31, 2010, computed as follows:

Proceeds from the sale	$34,503,835
Add: Transfer of asset retirement and other obligations	321,798
Less: Transaction costs	(5,439,349)
Carrying value of oil and gas properties, net	(3,989,236)

Net gain on sale	$25,397,048

Because the Company determined there were substantial economic differences between the properties retained and those sold, the carrying value of the properties sold was computed by allocating total capitalized costs within the non-U.S. full cost pool between properties sold and properties retained based upon the relative fair values of the properties.

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for 2010, 2009, and 2008 as if the HDC, LLC and HL, LLC transaction had occurred at the beginning of the period and excludes the related gain on sale.

	2010	2009	2008
Pro-Forma Information
Oil and gas revenue	$628,595	$179,662	$410,471
Income (loss) from operations	(3,213,162)	(4,769,339)	(4,092,398)
Net income (loss)	$(10,594,649)	$(1,761,062)	$1,476,543

Basic income (loss) per share	$(0.34)	$(0.06)	$0.05

Diluted income (loss) per share	$(0.34)	$(0.06)	$0.05

Pursuant to the terms of the sales of HDL, LLC and HL, LLC, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The Company’s proportionate interest in the escrow deposit totaled $7,069,810, and was recorded as Escrow receivable. As of December 31, 2010, the Company is not aware of any claims by the Purchaser that would reduce the escrow receivable.

 NOTE 10—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the twelve months ended December 31, 2010, 2009 and 2008 and Long Lived Assets as of December 31, 2010, 2009 and 2008 attributable to each geographical area are presented below:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$206,591	$737,066	$171,922	$2,730,667	$410,471	$1,708,617
South America	19,302,303	9,954,355	7,944,353	8,625,588	10,211,579	3,554,514
Total	$19,508,894	$10,691,421	$8,116,275	$11,356,255	$10,622,050	$5,263,131

NOTE 11—SUBSEQUENT EVENTS

On February 28, 2011 the Company issued to Edwin Broun III, a previous member of the Board of Directors, 31,901 shares of the Company’s common stock via a cashless exercise of the options he earned while serving on the Board of Directors.

The Company evaluated subsequent events through March 15, 2011, which is the date the financial statements were issued and there were no other significant events to report.

NOTE 12—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2010	2009	2008
Revenues
North America	$206,591	$171,922	$410,471
South America	19,302,303	7,944,353	10,211,579
	$19,508,894	$8,116,275	$10,622,050

Production Cost
North America	$54,214	$80,717	$134,527
South America	8,088,230	4,665,578	3,232,213
	$8,142,444	$4,746,295	$3,336,740

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2010, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$611,348	$9,647,632	$10,258,980

Proved properties being amortized	851,355	980,383	1,831,738

Accumulated depreciation, depletion, amortization and valuation allowances	(788,312)	(673,660)	(1,461,972)

Net capitalized costs	$674,391	$9,954,355	$10,628,746

Amortization Rate

The amortization rate per unit based on barrel equivalents was $10.21 for the United States and $12.25 for South America.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2010, 2009 and 2008 are summarized below:

	2010
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	312,921	—
Exploration costs	—	7,017,816
Development costs	—	1,331,779

Total costs incurred	$312,921	$8,349,595

	2009
	United States	South America
Property acquisition costs:
Proved	$106,875	$—
Unproved	1,010,941	2,560,808
Exploration costs	335,070	2,505,497
Development	—	1,754,354

Total costs incurred	$1,452,886	$6,820,659

	2008
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	230,089
Exploration costs	698,738	5,520,901
Development costs	—	4,391,625

Total costs incurred	$928,827	$9,912,526

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

In December 2009, the Company adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2010 and 2009 has been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively. The 2008 data is presented in accordance with FASB oil and gas disclosure requirements effective during those periods. Disclosures by geographic area include the United States and South America, which consists of our interests in Colombia. The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

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

The reserve estimates set forth below were prepared by Lonquist & Co., LLC (Lonquist), utilizing reserve definitions and pricing requirements prescribed by the SEC. Lonquist is an independent professional engineering firm specializing in the technical and financial evaluation of oil and gas assets. Lonquist’s report was conducted under the direction of Don E. Charbula, P.E., Vice President of Lonquist & Co. Mr. Charbula holds a BS in Petroleum Engineering from The University of Texas at Austin and is a registered professional engineer with more than 29 years of experience in production engineering, reservoir engineering, acquisitions and divestments, field operations and management. Lonquist and its employees have no interest in the Company, and were objective in determining the results of the Company’s reserves. Lonquist used a combination of production performance, offset analogies, seismic data and their interpretation, subsurface geologic data and core data, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or development plans, to estimate our reserves. The Company does not operate any of its oil and gas properties.

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves
Balance December 31, 2007	135,649	4,012	—	1,281,227	135,649	1,285,239
Extensions and discoveries	—	—	—	211,310	—	211,310
Revisions of prior estimates	(92,127)	(560)	—	(401,350)	(92,127)	(401,910)
Sales of minerals in place	—	—	—	(757,605)	—	(757,605)
Production	(24,748)	(1,511)	—	(122,107)	(24,748)	(123,618)

Balance December 31, 2008	18,774	1,941	—	211,475	18,774	213,416

Extensions and discoveries	15,703	44	—	1,104,041	15,703	1,104,085
Purchase of minerals in place	42,685	1,394	—	—	42,685	1,394
Revisions of prior estimates	8,792	1,100	—	16,493	8,792	17,593
Production	(15,761)	(1,581)	—	(129,782)	(15,761)	(131,363)

Balance December 31, 2009	70,173	2,898	—	1,202,227	70,193	1,205,125

Extensions and discoveries	—	—	—	129,197	—	129,197
Purchase of minerals in place	—	—	—	—	—
Revisions of prior estimates	29,845	4,652	—	26,217	29,845	30,869
Sales of minerals in place	—	—	—	(1,036,252)	—	(1,036,252)
Production	(17,798)	(1,540)	—	(260,239)	(17,798)	(261,779)

Balance December 31, 2010	82,220	6,010	—	61,150	82,220	67,160

Proved developed reserves
at December 31, 2008	18,774	1,941	—	141,246	18,774	143,187
at December 31, 2009	70,193	2,898	—	307,993	70,193	310,891
at December 31, 2010	82,220	6,010	—	17,202	82,220	23,212

Proved undeveloped reserves
at December 31, 2008	—	—	—	70,229	—	70,229
at December 31, 2009	—	—	—	894,234	—	894,234
at December 31, 2010	—	—	—	43,948	—	43,948

During 2010 and 2009, the Company recorded extensions and discoveries resulting principally from its ongoing drilling operations in Colombia. As of December 31, 2010, our proved undeveloped (“PUD”) reserves totaled 43,948 mbbls of oil and 0 mcf of natural gas, for a total of 43,948 mboe. Positive revisions of 129,197 boe in PUD reserves were due to the on-going drilling program and subsequent changes in subsurface mapping. None of the PUD reserves as of December 31, 2009 were converted to proved developed producing reserves in 2010. All PUD locations are scheduled to be drilled or otherwise converted to proved developed reserves before the end of 2015. None of our PUD locations have been booked for longer than five years.

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

Sales of reserves in place during 2010 represent the December 2010 transaction whereby entities owned 12.5% by the Company sold entities that held all of the Company’s interest in the Dorotea, Cabiona, Leona and Las Garzas blocks in Colombia.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is computed using average first-day-of the-month prices for oil and gas during the 12 month period for 2010 and 2009, and using year-end prices for 2008, (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions. Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including property acquisitions and exploration. The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

Standard measure of discounted future net cash flows at December 31, 2010:

	United States	South America	Total
Future net cash flow	$900,040	$4,724,278	$5,624,318
Future production cost	(279,710)	(2,021,273)	(2,300,983)
Future development cost	-	(636,275)	(636,275)
Future income tax	-	(501,125)	(501,125)
10% annual discount for timing of cash flow	(180,710)	(448,345)	(629,055)
Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$439,620	$1,117,260	$1,556,880
Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	(152,377)	(11,214,073)	(11,366,450)
Change due to revisions in standardized variables:
Income taxes	-	(392,431)	(392,431)
Accretion of discount	32,397	1,549,659	1,582,056
Net change in sales and transfer price, net of production costs	224,620	22,861,606	23,086,226
Previously estimated development costs incurred during the period	-	1,336,231	1,336,231
Changes in estimated future developments costs	-	10,235,689	10,235,689
Revision and others	14,680	1,877,525	1,892,205
Discoveries	-	728,856	728,856
Sales of reserves in place	-	(29,750,509)	(29,750,509)
Changes in production rates and other	(3,691)	(10,614,782)	(10,618,473)
Net			(13,266,600)
Beginning of year			14,823,480
End of year			$1,556,880

Standard measure of discounted future net cash flows at December 31, 2009

	United States	South America	Total
Future net cash flow	$455,522	$66,715,086	$67,170,608
Future production cost	(87,192)	(36,712,770)	(36,799,962)
Future development cost		(11,571,920)	(11,571,920)
Future income tax	—	(1,560,871)	(1,560,871)
10% annual discount for timing of cash flow	(44,363)	(2,370,012)	(2,414,375)
Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$323,967	$14,499,513	$14,823,480
Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	(91,205)	(3,278,775)	(3,369,980)
Change due to revisions in standardized variables:
Income taxes	—	(1,312,411)	(1,312,411)
Accretion of discount	10,361	351,301	361,662
Net change in sales and transfer price, net of production costs	(21,603)	3,899,640	3,878,036
Previously estimated development costs incurred during the period	335,070	4,259,860	4,594,930
Changes in estimated future developments costs	(335,070)	(3,526,367)	(3,861,437)
Revision and others	70,166	289,606	359,773
Discoveries	51,631	13,602,240	13,653,871
Purchase of reserves in place	189,626	—	189,626
Changes in production rates and other	35,510	(2,857,593)	(2,822,083)
Net			11,671,988
Beginning of year			3,151,493
End of year			$14,823,480

Standard measure of discounted future net cash flows at December 31, 2008

	United States	South America	Total
Future net cash flow	$176,794	$8,989,877	$9,166,671
Future production cost	(73,188)	(4,743,369)	(4,816,557)
Future development cost	—	(733,493)	(733,493)
Future income tax	—	—	—
10% annual discount for timing of cash flow	(24,125)	(441,003)	(465,128)
Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$79,481	$3,072,012	$3,151,493
Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(275,944)	(6,979,366)	(7,255,310)
Change due to revisions in standardized variables:
Income taxes	—	13,727,868	13,727,868
Accretion of discount	61,004	6,949,779	7,010,783
Net change in sales and transfer price, net of production costs	(93,355)	(11,454,408)	(11,547,736)
Previously estimated development costs incurred during the period	—	1,830,066	1,830,066
Changes in estimated future developments costs	—	(641,440)	(641,440)
Revision and others	(614,417)	(4,423,721)	(5,038,138)
Discoveries	—	733,190	733,190
Sales of reserves in place		(41,074,257)	(41,074,257)
Changes in production rates and other	392,157	(10,937,166)	(10,545,009)
Net			(52,800,010)
Beginning of year			55,951,503
End of year			$3,151,493

NOTE 13—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2010
Operating revenue	$4,241,395	$7,629,274	$5,354,499	$2,283,726
Income from operations	979,003	876,888	1,411,332	27,043,334
Net income	808,716	990,134	1,171,642	18,059,448

Earnings common per share	$0.03	$0.03	$0.04	$0.58
Earnings common per share assuming dilution	0.03	0.03	0.04	0.56

2009
Operating revenue	$445,142	$1,134,118	$2,403,996	$4,133,019
Income (loss ) from operations	(1,481,351)	(576,188)	133,242	452,561
Net income (loss)	(1,478,320)	112,107	428,578	268,187

Earnings (loss) common per share	$(0.05)	$0.00	$0.02	$0.01
Earnings (loss) common per share assuming dilution	(0.05)	0.00	0.02	0.01

2008
Operating revenue	$2,937,134	$3,328,951	$2,350,782	$2,005,183
Income (loss ) from operations	1,350,211	7,614,307	803,108	(9,671,317)
Net income (loss)	871,721	3,199,802	798,832	(4,405,410)

Earnings (loss) common per share	$0.03	$0.11	$0.03	$(0.15)
Earnings (loss) common per share assuming dilution	0.03	0.11	0.03	(0.15)