Form 10-Q
period 2011-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2011-05-10
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, we had 31,120,230 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$22,583,193	$26,656,450
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – oil and gas sales	42,843	1,226,341
Accounts receivable – other	3,951,370	3,951,370
Escrow receivable – current	3,924,562	4,440,953
Prepaid expenses and other current assets	140,528	8,872
Total current assets	33,698,746	39,340,236

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	2,101,369	1,831,738
Costs not being amortized	11,272,960	10,258,980
Office equipment	90,004	90,004
Total property, plant and equipment	13,464,333	12,180,722
Accumulated depreciation, depletion, and impairment	(1,517,298)	(1,489,301)
Total property, plant and equipment, net	11,947,035	10,691,421

OTHER ASSETS
Deferred tax asset	1,997,079	1,997,079
Escrow receivable	3,434,167	3,434,167
Other assets	3,167	13,525
Total assets	$51,080,194	$55,476,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$211,111	$122,536
Accrued expenses	17,882	11,963
Income taxes payable	1,100,533	4,950,531
Total current liabilities	1,329,526	5,085,030

LONG-TERM LIABILITIES
Deferred rent obligation	9,741	11,320
Reserve for plugging and abandonment costs	15,714	15,441
Total long-term liabilities	25,455	26,761

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,120,230 and 31,080,772 shares issued and outstanding, respectively	31,120	31,081
Additional paid-in capital	39,014,887	38,422,435
Retained earnings	10,679,206	11,911,121
Total shareholders’ equity	49,725,213	50,364,637
Total liabilities and shareholders’ equity	$51,080,194	$55,476,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
REVENUE
Oil and gas	$124,303	$4,241,395
Total revenue	124,303	4,241,395

EXPENSES OF OPERATIONS
Lease operating expense and severance taxes	127,902	1,679,206
Joint venture expenses	2,759	39,021
General and administrative expense	1,175,095	717,917
Depreciation and depletion	27,997	826,248
Total operating expenses	1,333,753	3,262,392

Income (loss) from operations	(1,209,450)	979,003
OTHER INCOME (EXPENSE)
Interest income	23,080	20,802
Other expense	(42,751)	—
Total other income (expense)	(19,671)	20,802

Income (loss) before taxes	(1,229,121)	999,805

Income tax expense	2,794	191,089

Net income (loss)	$(1,231,915)	$808,716

Basic income (loss) per share	$(0.04)	$0.03
Diluted income (loss) per share	$(0.04)	$0.03

Basic weighted average shares	31,094,792	31,037,494
Diluted weighted average shares	31,094,792	31,431,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,231,915)	$808,716
Adjustments to reconcile net income (loss) to net cash from operations
Depreciation and depletion	27,997	826,248
Stock based compensation	592,491	253,065
Accretion expense – asset retirement obligation	273	5,391
Amortization of deferred rent	(1,579)	(987)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,183,498	191,150
Increase in prepaid expense	(121,298)	(106,311)
Decrease in accounts payable and accrued expenses	(3,755,504)	(154,628)

Net cash provided by (used in) operating activities	(3,306,037)	1,822,644

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	—	(71,878)
Acquisition and development of oil and gas properties	(1,283,611)	(4,034,524)
Proceeds from escrow receivable	516,391	43,512

Net cash used in investing activities	(767,220)	(4,062,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(155,415)
Exercise of warrants	—	570,000

Net cash provided by financing activities	—	414,585

Decrease in cash and equivalents	(4,073,257)	(1,825,661)
Cash, beginning of period	26,656,450	14,010,637
Cash, end of period	$22,583,193	$12,184,976

SUPPLEMENT CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$3,853,509	$177,392

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement obligation	$—	$24,446

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2010.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc. and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

General Principles and Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes and the related valuation allowance, determination of proved reserves of oil and gas and asset retirement obligations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Reclassification

Certain financial presentations for the prior periods presented have been reclassified to conform to the current presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $25,188,635 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2011. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three months ended March 31, 2011, vested options to purchase 872,332 shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

INDEX

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE – OTHER

In connection with the Company’s acquisition in July 2010, of an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Columbia and which is operated by SK Energy Co. LTD (“SK Energy”), the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the CPO 4 Block Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire from SK Energy a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, which is expected to occur in the second half of 2011, (i) the Company’s 12.5% share of Past Costs (as defined in the Farmout Agreement with SK Energy) incurred through July 31, 2010, and (ii) the Company’s 25% share of Seismic Acquisition Costs incurred through July 31, 2010, or a total of $3,939,003.  The amount due from Gulf United is classified as Accounts Receivable – Other in the accompanying balance sheet.

NOTE 4 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2011, the Company capitalized $269,631 to oil and gas properties subject to amortization, primarily attributable to developmental activity related to the Company’s proved Colombian oil and gas interests, and $1,013,980 to oil and gas properties not subject to amortization, primarily attributable to seismic and leasehold acquisition costs associated with the Company’s interests in the CPO-4 and other unevaluated concessions in Colombia.

Sale of Oil and Gas Properties

In December 2010, Hupecol Dorotea & Cabiona Holdings, LLC (“Hupecol D&C Holdings”) and Hupecol Llanos Holdings, LLC (“Hupecol Llanos Holdings”) sold all of their interests in Hupecol Dorotea and Cabiona, LLC (“HDC, LLC”) and Hupecol Llanos, LLC (“HL, LLC”). The Company owns 12.5% interests in each of Hupecol D&C Holdings and Hupecol Llanos Holdings and, in turn, held equivalent indirect interests in each of HDC, LLC and HL, LLC, which companies hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks and related assets in Colombia.

HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date. Fifteen percent of the sales price of each of HDC, LLC and HL, LLC will be held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims. In addition to the fifteen percent escrowed, Hupecol withheld 5% of the proceeds in escrow for any contingencies that may arise from the transactions. During the 1st quarter ended March 31, 2011, Houston American Energy received a partial payment of $516,391 from Hupecol for the 5% contingency withheld related to HL, LLC. It is expected that the Company will received the 5% contingency withheld by Hupecol related to HDC, LLC in 2011.  Pursuant to its 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, the Company received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back. Following completion of the sale of HDC, LLC and HL, LLC, the Company had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the three ended March 31, 2010 as if the HDC, LLC and HL, LLC sale had occurred at the beginning of that period.

Pro-Forma Information:

Oil and gas revenue	$63,830
Loss from operations	$(752,356)
Net loss	$(731,625)

Basic loss per share	$(0.02)
Diluted loss per share	$(0.02)

INDEX

Pursuant to the terms of the sales of HDC, LLC and HL, LLC, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The Company’s proportionate interest in the escrow deposit totaled $7,069,810, and was recorded as Escrow receivable. As of March 31, 2011, the Company is not aware of any claims by the purchaser that would reduce the escrow receivable.

During the first quarter of 2011, we invested $1,283,611 for the acquisition and development of oil and gas properties, consisting of (1) drilling costs on 8 wells in Colombia of $268,057, (2) seismic cost in Colombia of $175,870, (3) leasehold costs on U.S. properties of $29,864, and (4) acquisition and evaluation costs in Colombia of $810,000.

NOTE 5 – STOCK-BASED COMPENSATION EXPENSE AND WARRANTS

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2011 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,813,998	$6.57	$
Granted	25,000	14.06
Exercised	(39,458)	4.60
Forfeited	(47,208)	10.97
Outstanding at March 31, 2011	1,752,332	$6.60		$15,431,741
Exercisable at March 31, 2011	872,332	$6.19		$8,045,441

During the three months ended March 31, 2011, 25,000 options were granted to a newly appointed director, and 86,666 options were exercised on a cashless basis by former directors, resulting in the issuance of 39,458 shares of common stock.

The 25,000 options granted to the director vested immediately, had a ten year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following parameters:  (1) risk-free interest rate 2.095%, (2) expected life in years 5.685, (3) expected stock volatility 87.549%, and (4) expected dividend yield of 0.142%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The options estimated grant date fair value of $250,916 was charged to expense during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Company recognized $592,491 of stock compensation expense attributable to the amortization of unrecognized stock-based compensation and the grant of options to a director as discussed above.  As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was $3,284,221. The unrecognized expense is expected to be recognized over a weighted average period of 2.62 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2011 is 7.26 years and 6.81 years, respectively.

Shares available for issuance under the Plans as of March 31, 2011 totaled 861,002.

Warrant Activity

No warrants were issued or outstanding during the three months ended March 31, 2011.  The remaining 190,000 placement agent warrants that were outstanding at December 31, 2009 were exercised during the three months ended March 31, 2010.  The Company received $570,000, or $3.00 per warrant, as a result of exercise of the warrants.

INDEX

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Share-based compensation expense included in reported net income	$592,491	$253,066
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.02)	$(0.01)

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012.  As of March 31, 2011, the lease agreement requires future payments as follows:

Year	Amount
2011	62,700
2012	36,530
Total	$99,230

For the three months ended March 31, the total base rental expense was $21,615 in 2011 and $20,600 in 2010.  The Company does not have any capital leases or other operating lease commitments.

Standby Letter of Credit – CPO 4 Block

On November 5, 2009 JP Morgan Chase issued a Letter of Credit to Banco de Bogota S.A. for $2,037,500. Banco de Bogota then in turn issued a Stand by Letter of Credit to the Agency De National Hydrocarbons to guaranty the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program of the CPO-4 block for the Company’s 25% interest in the Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the Company was required to keep on deposit with JP Morgan Chase $2,037,500. In addition, the Company was required by JP Morgan Chase to pay fees associated with the Standby Letter of Credit equal to 1.0% per year of the amount, or $20,375.

On December 2, 2010 JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guaranty the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until January 18, 2013 and the Company is required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%. All other terms and conditions of the Letter of Credit remained unchanged. The Company paid JP Morgan fees associated with the Standby Letter of Credit equal to approximately 1.0% per year of the amount, or $32,070, which was recorded as other expense. The deposit with JP Morgan Chase is classified as Restricted cash – letter of credit in the accompanying balance sheet. In addition, the Company paid Banco de Bogota $10,681 in fees in the first quarter related to the Letter of Credit.

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

INDEX

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

The Company has computed the tax provision for the three months ended March 31, 2011 in accordance with the provisions of ASC 740 – Income Taxes and ASC 270 – Interim Reporting.

The Company has estimated that its effective tax rate for US purposes will be zero for 2011, and consequently, recorded no U.S. income tax liability or tax expense for the quarter ended March 31, 2011.   Income tax expense for 2010 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

Due to uncertainty regarding ultimate realization, the Company has established a valuation allowance of approximately $431,000 to fully reserve the net operating loss carryforward generated during the three months ended March 31, 2011. During the three months ended March 31, 2011, significant temporary differences between financial statement income and estimated taxable income related primarily to stock compensation expense recognized for book purposes during the period.

NOTE 8 -  GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2011 and Long Lived Assets as of March 31, 2011 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2011
	Revenues	Long Lived Assets, Net

United States	$44,484	$758,699
Colombia	79,819	11,188,336
Total	$124,303	$11,947,035

INDEX

NOTE 9 -  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and there were no significant events to report.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2010.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2010.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2010.  As of, and for the quarter ended, March 31, 2011, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization include the following at March 31, 2011:

March 31, 2011
Acquisition costs	$2,082,707
Evaluation costs	9,190,253
Retention costs	-
Total	$11,272,960

Included in the carrying value of unevaluated oil and gas prospects above was $10,631,927 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

INDEX

Current Year Developments

Production Levels, Revenues and Operating Profit – Sale of HDC, LLC and HL, LLC

Our production levels, revenues and operating profit during the quarter ended March 31, 2011, as compared to the same period in 2010, were affected by the sale of our interest in certain prospects and producing properties located in Colombia  in late 2010.

In December 2010, Hupecol Dorotea & Cabiona Holdings, LLC (“Hupecol D&C Holdings”) and Hupecol Llanos Holdings, LLC (“Hupecol Llanos Holdings”) sold all of their interests in Hupecol Dorotea and Cabiona, LLC (“HDC, LLC”) and Hupecol Llanos, LLC (“HL, LLC”). We own 12.5% interests in each of Hupecol D&C Holdings and Hupecol Llanos Holdings and, in turn, held indirect equivalent interests in each of HDC, LLC and HL, LLC, which companies hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks and related assets in Colombia.

HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date. Fifteen percent of the sales price of each of HDC, LLC and HL, LLC will be held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims. In addition to the fifteen percent escrowed, Hupecol withheld 5% of the proceeds in escrow for any contingencies that may arise from the transactions. During the 1st quarter ended March 31, 2011, Houston American Energy received a partial payment of $516,392 from Hupecol for the 5% contingency withheld related to HL, LLC. It is expected that the Company will received the 5% contingency withheld by Hupecol related to HDC, LLC in 2011.  Pursuant to our 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, we received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back. Following completion of the sale of HDC, LLC and HL, LLC, we had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

During the three months ended March 31, 2010, the Dorotea, Cabiona, Leona and Las Garzas blocks accounted for approximately 55,775 barrels of oil (net to our interest) produced, or 99.19% of our oil production, and $4,177,565 of revenues.

The following table presents pro forma data that reflects revenue and income from continuing operations for the three months ended March 31, 2010 as if the HDC, LLC and HL, LLC sale had occurred at the beginning of that period.

Pro-Forma Information:

Oil and gas revenue	$63,830
Income (loss) from operations	(752,356)

Drilling Activity

During the quarter ended March 31, 2011, we drilled 8 international wells in Colombia, as follows:

▪	8 wells were drilled on concessions in which we hold a 1.6% working interest, of which 5 were completed and in production at March 31, 2011 and 3 were dry holes.

During the quarter ended March 31, 2011, no domestic wells were drilled.

At March 31, 2011, no drilling operations were ongoing in Colombia.

CPO 4 and Serrania Development

During the three months ended March 31, 2011, our capital investment expenditures relating to development of our CPO 4 and Serrania prospects totaled $984,296 and related principally to drilling preparation and seismic processing.  We continue on pace to drill 3 test wells on CPO 4 and 2 test wells on Serrania during 2011.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 97% to $124,303 in the three months ended March 31, 2011 compared to $4,241,395 in the three months ended March 31, 2010.  The decrease in revenue was due to the 2010 sale of our indirect interests in the Dorotea, Cabiona, Leona and Las Garzas blocks, partially offset by (1) higher average sales prices for oil and gas during the 2011 quarter and (2) oil production from five new wells brought onto production during the three months ended March 31, 2011.

INDEX

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2011 and 2010:

	2011	2010
Gross producing wells	20	30
Net producing wells	0.41	2.64
Net oil and gas production (BOE)	1,710	57,060
Average sales price – oil (per barrel)	$91.15	$74.89
Average sales price – natural gas (per Mcf)	$4.77	$6.07

The change in gross and net producing wells reflects the sale of our interest in 19 gross wells associated with the Dorotea, Cabiona, Leona and Las Garzas blocks and the drilling and completion of 5 gross (.08 net) wells during the three months ended March 31, 2011.

The change in average sales prices realized reflects rises in global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2011 First Quarter
Oil sales	$79,819	$29,200	$109,019
Gas sales	—	15,284	15,284
2010 First Quarter
Oil sales	$4,179,598	$31,603	$4,211,201
Gas sales	—	30,194	30,194

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, decreased  92% to $127,902 in the 2011 quarter from $1,679,206 in the 2010 quarter.  The decrease in total lease operating expenses was attributable to the 2010 sale of our interests in the Dorotea, Cabiona, Leona and Las Garzas blocks.  Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2011 First Quarter	$111,644	$16,258	$127,902
2010 First Quarter	1,655,788	23,418	1,679,206

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line, either on our continuing Hupecol blocks or our CPO 4 and Serrania blocks not operated by Hupecol.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $2,759 during the 2011 quarter and $39,021 during the 2010 quarter.  The change in joint venture expenses was attributable to reduced allocated administrative cost following the December 2010 divestiture of assets operated by Hupecol.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $27,997 and $826,248 for the quarter ended March 31, 2011 and 2010, respectively.  The decrease is due to the sale of assets discussed above.

General and Administrative Expenses.  General and administrative expense increased by 64% to $1,175,095 during the 2011 quarter from $717,917 during the 2010 quarter.  The increase in general and administrative expense was primarily attributable to a $329,694 increase in share based compensation attributable to the 2010 grant of stock options to a newly hired executive and the grant of new options to director in the first quarter of 2011, as well as an $60,000 increase in salary expense related to the hiring of a new executive.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of interest expense.  During the 2011 quarter, we reported net other expense of $19,671 as compared to net other income of $20,802 during the 2010 quarter.  The change was attributable to $42,751 of fees incurred during the 2011 period attributable to our Standby Letter of Credit, as compared to no fee expense reported in the 2010 period, partially offset by an increase in interest income resulting from interest earned on larger average cash balances.

INDEX

Income Tax Expense.  Income tax expense decreased 99% to $2,794 during the 2011 first quarter from $191,089 during the 2010 first quarter.  Income tax expense during the 2011 quarter and the 2010 quarter was entirely attributable to operations in Colombia. The decrease in income tax expense during the 2011 quarter was attributable to the decreased sales and profitability of our Colombian operations following the 2010 sale of assets discussed above.  The Company recorded no U.S. income tax liability in the 2011 or 2010 quarters.

Financial Condition

Liquidity and Capital Resources.  At March 31, 2011, we had a cash balance of $22,583,193 and working capital of $32,369,220, compared to a cash balance of $26,656,450 and working capital of $34,255,206 at December 31, 2010. The change in working capital during the period was primarily attributable to the payment of U.S. federal income taxes, the decline in profitability following the 2010 sale of assets discussed above and the payment of our proportionate share of costs relating to the planned drilling on the CPO 4 and Serrania prospects.

Operating activities used $3,306,037 of cash during the 2011 quarter as compared to $1,822,644 provided during the 2010 quarter.  The change in operating cash flow was primarily attributable to the decline in profitability during the 2011 quarter attributable to the 2010 asset sale discussed above.

Investing activities used $767,220 during the 2011 quarter compared to $4,062,890 used during the 2010 quarter.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $1,283,611, partially offset by proceeds on escrow receivable of $516,391, and proceeds from return of deposit of $10,358 during the 2011 quarter, and investments in oil and gas properties and assets of $4,106,402 during the 2010 quarter, partially offset by proceeds from escrow receivable of $43,512 during the 2010 quarter.

We had no cash flows relating to financing activities during the 2011 quarter. Financing activities provided $414,585 during the 2010 quarter.  Cash provided by financing activities during the 2010 quarter consisted of $570,000 of proceeds from the exercise of warrants, partially offset by dividends paid of $155,415.

Long-Term Liabilities.  At March 31, 2011, we had long-term liabilities of $25,455 as compared to $26,761 at December 31, 2010.  Long-term liabilities at March 31, 2011 and December 31, 2010 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the first quarter of 2011, we invested $1,283,611 for the acquisition and development of oil and gas properties, consisting of (1) drilling costs on 8 wells in Colombia of $268,057, (2) seismic cost in Colombia of $175,870, (3) leasehold costs on U.S. properties of $29,864, and (4) acquisition and evaluation costs in Colombia of $810,000.

At March 31, 2011, our only material contractual obligation requiring determinable future payments was a lease relating to the Company’s executive offices, the terms of which were unchanged when compared to the 2010 Form 10-K.

At March 31, 2011, our acquisition and drilling budget for the balance of 2011 totaled approximately $20.0 million, which consisted of the drilling of 5 wells in Colombia, including 3 test wells on CPO-4 and 2 test wells on Serrania.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2011.

INDEX

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 10, 2011
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer