Form 10-Q
period 2011-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2011-08-02
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 2, 2011, we had 31,165,230 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$18,797,555	$26,656,450
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – oil and gas sales	78,461	1,226,341
Accounts receivable – other	4,215,288	3,951,370
Escrow receivable – current	2,531,269	4,440,953
Prepaid expenses and other current assets	97,233	8,872
Total current assets	28,776,056	39,340,236

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	2,365,286	1,831,738
Costs not being amortized	13,807,165	10,258,980
Office equipment	90,004	90,004
Total property, plant and equipment	16,262,455	12,180,722
Accumulated depreciation, depletion, and impairment	(1,559,645)	(1,489,301)
Total property, plant and equipment, net	14,702,810	10,691,421

OTHER ASSETS
Deferred tax asset	1,997,079	1,997,079
Escrow receivable	3,434,167	3,434,167
Other assets	3,167	13,525
Total assets	$48,913,279	$55,476,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$104,810	$122,536
Accrued expenses	178,915	11,963
Income taxes payable	928	4,950,531
Total current liabilities	284,653	5,085,030

LONG-TERM LIABILITIES
Deferred rent obligation	8,161	11,320
Reserve for plugging and abandonment costs	30,637	15,441
Total long-term liabilities	38,798	26,761

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 10,000,000 shares authorized; 0 shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,165,230 and 31,080,772 shares issued and outstanding, respectively	31,165	31,081
Additional paid-in capital	39,582,262	38,422,435
Retained earnings	8,976,401	11,911,121
Total shareholders’ equity	48,589,828	50,364,637
Total liabilities and shareholders’ equity	$48,913,279	$55,476,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Oil and gas	$477,808	$11,870,669	$353,505	$7,629,274
Total revenue	477,808	11,870,669	353,505	7,629,274

EXPENSES OF OPERATIONS:
Lease operating expense and severance tax	321,464	4,614,790	193,562	2,935,584
Joint venture expenses	5,924	78,086	3,164	39,064
General and administrative expense	2,747,468	3,148,857	1,572,374	2,430,942
Depreciation and depletion	70,344	2,173,044	42,347	1,346,796
Loss on sale of oil and gas properties	179,595	-	179,595	-
Total operating expenses	3,324,795	10,014,777	1,991,042	6,752,386

Income (loss) from operations	(2,846,987)	1,855,892	(1,637,537)	876,888

OTHER INCOME (EXPENSE):
Interest income	43,405	37,436	20,324	16,634
Other expense	(42,761)	—	(10)	—
Total other income	644	37,436	20,314	16,634

Net income (loss) before taxes	(2,846,343)	1,893,328	(1,617,223)	893,522

Income tax expense (benefit)	88,377	94,447	85,583	(96,612)

Net income (loss)	$(2,934,720)	$1,798,851	$(1,702,806)	$990,134

Basic income (loss) per share	$(0.09)	$0.06	$(0.05)	$0.03

Diluted income (loss) per share	$(0.09)	$0.06	$(0.05)	$0.03

Basic weighted average shares	31,111,267	31,059,253	31,128,142	31,080,772

Diluted weighted average shares	31,111,267	31,632,602	31,128,142	31,682,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,934,720)	$1,798,851
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and depletion	70,344	2,173,044
Stock-based compensation	1,159,911	1,525,578
Accretion of asset retirement obligation	5,664	10,782
Amortization of deferred rent	(3,159)	(2,172)
Increase in deferred tax asset	—	(361,885)
Loss on sale of oil and gas properties – Colombia	206,925	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,124,448	(53,635)
Increase in prepaid expense	(78,003)	(70,861)
Decrease in accounts payable and accrued liabilities	(3,854,496)	(378,307)

Net cash provided by (used in) operating activities	(4,303,086)	4,641,395

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and development of oil and gas properties	(4,072,201)	(6,522,793)
Proceeds from escrow receivable	516,392	302,055
Receipt of proceeds from notes receivable	—	125,000
Acquisition of furniture and equipment	—	(78,126)

Net cash used in investing activities	(3,555,809)	(6,173,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(310,828)
Proceeds from exercise of warrants	—	570,000

Net cash provided by financing activities	—	259,172

Decrease in cash	(7,858,895)	(1,273,297)
Cash, beginning of period	26,656,450	14,010,637
Cash, end of period	$18,797,555	$12,737,340

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$3,893,126	$408,990

NONCASH INVESTING AND FINANCING INFORMATION
Change in escrow receivable funds utilized to pay accrued taxes	$1,144,285	$—
Change in reserve for plugging and abandonment costs	$9,532	$25,823
Cashless exercise of stock options	$39	$—

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits, including restricted cash, of $21,476,090 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2011. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Index

For the three and six months ended June 30, 2011, using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 859,400 and 838,000 shares, respectively; however, due to losses during these periods, these options were excluded from the diluted EPS calculation because their effect would have been anti-dilutive.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE – OTHER

Gulf United Energy, Inc.

In connection with the Company’s acquisition in July 2010, of an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Columbia and which is operated by SK Energy Co. LTD (“SK Energy”), the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the CPO 4 Block Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire from SK Energy a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, which is expected to occur in the second half of 2011, (i) the Company’s 12.5% share of Past Costs (as defined in the Farmout Agreement with SK Energy) incurred through July 31, 2010, and (ii) the Company’s 25% share of Seismic Acquisition Costs incurred through July 31, 2010, or a total of $3,961,789.  The amount due from Gulf United is classified as Accounts Receivable – Other in the accompanying balance sheet.

Hupecol Operating, LLC

During the three months ended June 30, 2011, Hupecol Operating, LLC (“Hupecol”) disbursed funds from a 5% contingency escrow established with a portion of the proceeds from the sale of Hupecol Dorotea & Cabiona Holdings, LLC, to pay certain operating expenses incurred on behalf of the purchaser of these entities.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $240,486.  See Note 3.

NOTE 3 – ESCROW RECEIVABLE

Caracara

In June 2008, we, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of our interest in the Caracara Association Contract and related assets. Pursuant to our investment in Hupecol Caracara LLC, we held a 1.594674% interest in the Caracara assets, covering approximately 232,500 acres, representing our principal, and initial, Colombian prospect.

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The net proceeds and the gain realized from the sale of the Caracara assets were subject to post-closing adjustments.

During the quarter ended June 30, 2011, the Company was informed by Hupecol that approximately $157,000 of the Company’s funds still held in escrow related to the Caracara sale will likely be used to pay a post-closing settlement entered into between Hupecol and the purchaser of the Caracara assets.  As such, the Company charged $157,000 to Loss on sale of oil and gas properties on the income statement to account for the potential payment using the escrowed funds.

Index

Dorotea, Cabiona, Leona and Las Garzas

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

In connection with the sale, 15% of the sales price of each of HDC, LLC and HL, LLC was held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims.  In addition to the fifteen percent escrowed as part of the sales agreement, Hupecol withheld an additional 5% of the proceeds in two escrow accounts, one for HL, LLC and one for HDC, LLC for any contingencies that may arise from the transactions.  Total proceeds of $7,069,810 were withheld and recorded as Escrow receivable by the Company.

During the six months ended June 30, 2011, the Company received a partial payment of $516,392 from Hupecol for the 5% contingency escrow related to HL, LLC, and was informed that Hupecol disbursed funds from the 5% contingency escrow set up from the proceeds of the HDC, LLC sale to pay Colombian taxes as well as certain invoices related to post closing operating costs incurred on behalf of the purchaser of these interests.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $240,486 (See Note 2) and has reduced the 5% contingency escrow account for HDC, LLC to reflect its current balance after payment of the taxes and post-closing expenses paid on behalf of the purchaser.

In addition, the Company was informed that Hupecol made payments from the HL, LLC 15% escrow account to the purchaser for post-closing expenses.  As such, the Company has reduced its proportionate interest in the HL, LLC escrow by approximately $22,000 to reflect these payments and charged $22,000 to Loss on sale of oil and gas properties on the income statement.

Escrowed Receivable
	Balance as of 6/30/11
Description	Current	Noncurrent	Total

Cara Cara Escrow	$267,451		$267,451
Tambaqui Escrow	292,637		292,637
Eagle Ford Escrow	245,222		245,222
Dorotea/Llanos 15% Escrow	1,689,728	$3,434,167	5,123,895
Dorotea/Llanos 5% Contigency	36,231		36,231

TOTAL	$2,531,269	$3,434,167	$5,965,436

As of June 30, 2011, the Company is not aware of any other claims by the purchasers of the Caracara assets or HDC, LLC and HL, LLC that would further reduce the escrow receivable.

Index

NOTE 4 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2011, we invested $4,072,201 for the acquisition and development of oil and gas properties, consisting of (1) drilling costs on 13 wells in Colombia and drilling preparation $2,400,325, (2) seismic cost in Colombia of $681,666, (3) leasehold costs on U.S. properties of $220,815, and (4) acquisition and evaluation cost in Colombia of $769,395. Of the amount invested, the Company capitalized $524,015 to oil and gas properties subject to amortization, primarily attributable to developmental activity related to the Company’s proved Colombian oil and gas interests, and $3,548,186 to oil and gas properties not subject to amortization, primarily attributable to seismic and leasehold acquisition costs associated with the Company’s interests in the CPO-4 and other unevaluated concessions in Colombia.

Sale of Oil and Gas Properties

In December 2010, Hupecol D&C Holdings and Hupecol Llanos Holdings sold all of their interests in Hupecol HDC, LLC and HL, LLC. The Company owns 12.5% interests in each of Hupecol D&C Holdings and Hupecol Llanos Holdings and, in turn, held equivalent indirect interests in each of HDC, LLC and HL, LLC, which companies hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks and related assets in Colombia.

HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date. Fifteen percent of the sales price of each of HDC, LLC and HL, LLC will be held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims. In addition to the fifteen percent escrowed, Hupecol Operating, LLC (“Hupecol”) withheld 5% of the proceeds in in two escrow accounts, one for HL, LLC and one for HDC, LLC for any contingencies that may arise from the transactions (See Note 3). Pursuant to its 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, the Company received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back. Following completion of the sale of HDC, LLC and HL, LLC, the Company had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the three and six months ended June 30, 2010 as if the HDC, LLC and HL, LLC sale had occurred at January 1, 2010.

Pro-Forma Information:	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Oil and gas revenue	$97,132	$160,693
Loss from operations	$(2,588,583)	$(3,340,939)
Net loss	$(2,181,712)	$(2,913,337)

Basic loss per share	$(0.07)	$(0.09)
Diluted loss per share	$(0.07)	$(0.09)

Macaya TEA

During the quarter ended June 30, 2011, the Company’s Macaya Technical Evaluation Agreement was converted to an exploration and production contract.  Subject to final ANH approval of the Company’s interest in the contract, the Company holds a 12.5% interest in the Macaya prospect.

Los Picachos TEA

During the quarter ended June 30, 2011, the Company’s Los Picachos Technical Evaluation Agreement was converted to an exploration and production contract.  Subject to final ANH approval of the Company’s interest in the contract, the Company holds a 12.5% interest in the Los Picachos prospect.

Index

NOTE 5 – EQUITY

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2011 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,813,998	$6.57
Granted	106,250	$15.60
Exercised	(39,458)	$4.60
Forfeited	(47,208)	$10.97
Outstanding at June 30, 2011	1,833,582	$7.02	$20,365,459
Exercisable at June 30, 2011	1,128,582	$6.36	$13,280,859

During the six months ended June 30, 2011, 106,250 options were granted to independent directors, including 25,000 options granted to a newly appointed director and 81,250 options granted pursuant to annual grants to independent directors.  86,666 options were exercised on a cashless basis by former directors, resulting in the issuance of 39,458 shares of common stock.

The 25,000 options granted to the newly appointed director vested immediately, had a ten year life, an exercise price of $14.06 per share and were valued on the date of the grant using the Black-Scholes option-pricing model with the following parameters:  (1) risk-free interest rate of 2.095%, (2) expected life in years of 5.685, (3) expected stock volatility of 87.549%, and (4) expected dividend yield of 0.142%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.  The options estimated grant date fair value of $250,916 was charged to expense during the three months ended March 31, 2011.

The 81,250 options granted under the annual director grants vest 20% on the grant date and 80% nine months from the grant date.  These options had a ten-year life, an exercise price of $16.07 per share and were valued on the date of grant using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.689%, (2) expected life in years of 5.30, (3) expected stock volatility of 87.25%, and (4) expected dividend yield of 0.124%.  The Company determined the options qualify as ‘plain vanilla” under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The options estimated grant date fair value was $905,125, of which $227,831 was expensed during the three months ended June 30, 2011.

During the three and six months ended June 30, 2011, the Company recognized a total of $555,946 and $1,148,437, respectively, of stock compensation expense attributable to options previously outstanding as of December 31, 2010 and the grants discussed above.  As of June 30, 2011, total unrecognized stock-based compensation expense related to all non-vested stock options was $3,633,399. The unrecognized expense is expected to be recognized over a weighted average period of 2.45 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2011 is 7.14 years and 6.73 years, respectively.

Shares available for issuance under the Plans as of June 30, 2011 totaled 734,752.

Index

Restricted Stock Activity

During the six months ended June 30, 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and during the three months ended June 30, 2011, $11,475 was amortized to expense.

As of June 30, 2011, there was $731,925 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 2.95 years.

Warrant Activity

No warrants were issued during the six months ended June 30, 2011.  The remaining 190,000 placement agent warrants that were outstanding at December 31, 2009 were exercised during the six months ended June 30, 2010.  The Company received $570,000, or $3.00 per warrant, as a result of exercise of the warrants.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended       June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Share-based compensation expense included in reported net income	$567,420	$1,272,513
Earnings per share effect of share-based compensation expense	$(0.02)	$(0.04)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Share-based compensation expense included in reported net income	$1,159,911	$1,525,578
Earnings per share effect of share-based compensation expense	$(0.04)	$(0.05)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2012.  As of June 30, 2011, the lease agreement requires future payments as follows:

Year	Amount
2011	$42,158
2012	36,530
Total	$78,688

For the three and six months ended June 30, the total base rental expense was $21,430 and $42,955, respectively, in 2011 and $21,587 and $43,172, respectively, in 2010.  The Company does not have any capital leases or other operating lease commitments.

Index

Standby Letter of Credit – CPO 4 Block

On November 5, 2009, JP Morgan Chase issued a Letter of Credit to Banco de Bogota S.A. for $2,037,500. Banco de Bogota then in turn issued a Stand by Letter of Credit to the Agency De National Hydrocarbons to guaranty the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program of the CPO-4 block for the Company’s 25% interest in the Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the Company was required to keep on deposit with JP Morgan Chase $2,037,500. In addition, the Company was required by JP Morgan Chase to pay fees associated with the Standby Letter of Credit equal to 1.0% per year of the amount, or $20,375.

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guaranty the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until January 18, 2013 and the Company is required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%. All other terms and conditions of the Letter of Credit remained unchanged. The Company paid JP Morgan fees associated with the Standby Letter of Credit equal to approximately 1.0% per year of the amount, or $32,070, which was recorded as other expense. The deposit with JP Morgan Chase is classified as Restricted cash – letter of credit in the accompanying balance sheet. In addition, the Company paid Banco de Bogota $10,691 in fees for the first six months in 2011 related to the Letter of Credit.

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

Environmental Contingencies

The Company’s oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require the Company to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, the Company could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether the Company was responsible for the release or if its operations were standard in the industry at the time they were performed. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks.

Development Commitments

During the ordinary course of oil and gas prospect development, the Company commits to a proportionate share for the cost of acquiring mineral interests, drilling exploratory or development wells and acquiring seismic and geological information.

Index

Employment Arrangements

The Company has one employment agreement with its Senior Vice President of Exploration, Ken Jeffers. Under the agreement, Mr. Jeffers currently receives a base salary of $252,000 annually and is entitled to discretionary bonuses and other benefits consistent with those available to members of senior management. The Company has no other employment agreements.

Possible Hupecol Transaction

In June 2011, the Company was advised that Hupecol had retained Scotia Waterous for purposes of evaluating a possible transaction involving the monetization of the La Cuerva exploration and production contract covering approximately 47,950 acres in Colombia. The Company holds approximately a 1.6% interest in the contract.  The transaction may involve the sale of some or all of the assets and operations of the subject properties, an exchange or trade of assets, or other similar transaction and may be effected in a single transaction or a series of transactions.

Scotia Waterous has established a process whereby interested parties may evaluate a potential transaction with the objective of completing one or more transactions before year-end 2011. As of the date hereof, no transaction had been announced, agreed to or completed and the Company is unable to predict whether or not a transaction will in fact occur or the nature or timing of any such transaction or, should a transaction occur, the actual value that the Company might derive from any such transaction and whether any such transaction will ultimately be beneficial to the Company and its shareholders.

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

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2011, and consequently, recorded no U.S. income tax liability or tax expense for the quarter and six months ended June 30, 2011.   Income tax expense for 2010 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

Due to uncertainty regarding ultimate realization, the Company has established a valuation allowance of approximately $1,030,000 to fully reserve the net operating loss carry forward generated during the six months ended June 30, 2011. During the six months ended June 30, 2011, significant temporary differences between financial statement income and estimated taxable income related primarily to stock compensation expense recognized for book purposes during the period.

Index

NOTE 8 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three and six months ended June 30, 2011 and long lived assets as of June 30, 2011 attributable to each geographical area are presented below:

	As of	Six Months Ended	Three Months Ended
	June 30, 2011	June 30, 2011	June 30, 2011
	Long Lived
	Assets, Net	Revenues	Revenues

United States	$942,595	$84,527	$40,043
Colombia	13,760,215	393,281	313,462
Total	$14,702,810	$477,808	$353,505

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and there were no significant events to report.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2010.  As of, and for the six months ended, June 30, 2011, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Index

Unevaluated Oil and Gas Properties.  Unevaluated oil and gas properties not subject to amortization include the following at June 30, 2011:

June 30, 2011
Acquisition costs	$3,785,648
Evaluation costs	10,021,517
Total	$13,807,165

Included in the carrying value of unevaluated oil and gas prospects above, was $12,975,002 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Current Year Developments

Production Levels, Revenues and Operating Profit – Sale of HDC, LLC and HL, LLC

Our production levels, revenues and operating profit during the three and six months ended June 30, 2011, as compared to the same periods in 2010, were affected by the sale, in late 2010, of our interest in certain prospects and producing properties located in Colombia.

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

HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date. Fifteen percent of the sales price of each of HDC, LLC and HL, LLC will be held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims. In addition to the fifteen percent escrowed, Hupecol LLC (“Hupecol”) withheld 5% of the proceeds in escrow for any contingencies that may arise from the transactions. During the six months ended June 30, 2011, we received a partial payment of $516,392 from Hupecol for the 5% contingency withheld related to HL, LLC. Pursuant to our 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, we received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back. Following completion of the sale of HDC, LLC and HL, LLC, we had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

During the three and six months ended June 30, 2010, respectively, the Dorotea, Cabiona, Leona and Las Garzas blocks accounted for approximately 103,661 and 158,845 barrels of oil (net to our interest) produced, or 99% and 98% of our total production, and $7,532,142 and $11,709,706 of revenues.

The following table presents pro forma data that reflects revenue and income from continuing operations for the three and six months ended June 30, 2010 as if the HDC, LLC and HL, LLC sale had occurred at January 1, 2010.

Pro-Forma Information:	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Oil and gas revenue	$97,132	$160,693
Income (loss) from operations	$(2,588,583)	$(3,340,939)

Index

Drilling Activity

During the six months ended June 30, 2011, we drilled 13 international wells in Colombia, as follows:

▪	13 wells were drilled on concessions in which we hold a 1.6% working interest, of which 7 were completed and in production at June 30, 2011 and 6 were dry holes.

At June 30, 2011, no drilling operations were ongoing in Colombia.

During the six months ended June 30, 2011, no domestic wells were drilled and, at June 30, 2011, no domestic drilling operations were ongoing.

CPO 4 and Serrania Development

During the six months ended June 30, 2011, our capital expenditures relating to development of our CPO 4 and Serrania prospects totaled $3,059,746 and related principally to drilling preparation and seismic processing.  In July 2011, drilling operations commenced on our first test well on the CPO 4 prospect in Colombia and we continue on pace to drill 3 test wells on CPO 4 and 2 test wells on Serrania during 2011.

Leasehold Activity

During the quarter ended June 30, 2011, our Macaya and Los Picachos Technical Evaluation Agreements were converted to exploration and production contracts.  Subject to final ANH approval of our interest in each contract, we hold a 12.5% interest in each of the Macaya prospect and the Los Picachos prospect.

Possible Hupecol Transaction

In June 2011, we were advised that Hupecol had retained Scotia Waterous for purposes of evaluating a possible transaction involving the monetization of the La Cuerva exploration and production contract covering approximately 47,950 acres in Colombia. The Company holds approximately a 1.6% interest in the contract.  The transaction may involve the sale of some or all of the assets and operations of the subject properties, an exchange or trade of assets, or other similar transaction and may be effected in a single transaction or a series of transactions.

Scotia Waterous has established a process whereby interested parties may evaluate a potential transaction with the objective of completing one or more transactions before year-end 2011. As of the date hereof, no transaction had been announced, agreed to or completed and we are unable to predict whether or not a transaction will in fact occur or the nature or timing of any such transaction or, should a transaction occur, the actual value that we might derive from any such transaction and whether any such transaction will ultimately be beneficial to our company and shareholders.

We are an investor in Hupecol and affiliated companies and our interest in the assets and operations of Hupecol that would be included in any transaction represent a substantial portion of our assets and operations in Colombia and are currently our principal revenue producing assets and operations. We intend to closely monitor the nature and progress of the transaction in order to protect our interests and those of our shareholders. However, we have no effective ability to alter or prevent a transaction.

Compensation Expense

In June 2011, our board of directors approved, and we paid, cash bonuses totaling $526,000, and granted an aggregate of 45,000 shares of restricted stock with a fair value of $743,400, to our senior management team and, effective July 1, 2011, we increased the base salary of members of our senior management team by 5%.

The restricted stock grants vest over a period of three years.  The fair value of the awards was determined based on the fair market value of the shares on the date of grant.  This value is amortized over the vesting period.

Index

As of June 30, 2011, there was $731,925 of total unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 2.95 years.

During the six months ended June 30, 2011, we granted stock options to our non-employee directors to purchase an aggregate of 106,250 shares of common stock. During the three and six months ended June 30, 2011, we recognized non-cash compensation expense associated with grants of restricted stock and stock options totaling $567,420 and $1,159,911, respectively.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 95.4% to $353,505 in the three months ended June 30, 2011 compared to $7,629,274 in the three months ended June 30, 2010.  For the six month period, oil and gas revenues decreased 96.0% to $477,808 in the 2011 period from $11,870,669 in the 2010 period.

The decrease in revenue was due to the 2010 sale of our indirect interests in the Dorotea, Cabiona, Leona and Las Garzas blocks, partially offset by (1) higher average sales prices for oil during the 2011 periods and (2) oil production from 7 new wells brought onto production after June 30, 2010.

The following table sets forth our gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross producing wells	22	31	22	31
Net producing wells	0.44	2.66	0.44	2.66
Net oil production (bbl)	3,270	104,148	4,465	160,379
Net gas production (mcf)	2,817	4,445	6,020	9,416
Average sales price – oil (per barrel)	$105.66	$73.06	$101.80	$73.70
Average sales price – natural gas (per Mcf)	$2.83	$4.64	$3.87	$5.40

The change in gross and net producing wells reflects the sale of our interest in 19 gross wells (2.375 net) associated with the Dorotea, Cabiona, Leona and Las Garzas blocks and the drilling and completion of 7 gross (0.11 net) wells since June 30, 2010.

The change in average sales prices realized reflects a rise in global commodity prices.

Oil and gas sales revenue for the first six months of 2011 and 2010, by region, were as follows:

	Colombia	U.S.	Total
2011 First Six Months
Oil sales	$393,281	$61,259	$454,540
Gas sales	—	23,268	23,268
2010 First Six Months
Oil sales	$11,758,796	$61,055	$11,819,851
Gas sales	—	50,818	50,818

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, decreased 93.4% to $193,562 in the 2011 quarter from $2,935,584 in the 2010 quarter.  For the six month period, lease operating expenses decreased 93.0% to $321,464 in the 2011 period from $4,614,790 in the 2010 period.

Index

The decrease in total lease operating expenses was attributable to the 2010 sale of our interests in the Dorotea, Cabiona, Leona and Las Garzas blocks.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Columbia	U.S.	Total
Three Months	- 2011	$176,574	$16,988	$193,562
	- 2010	$2,914,997	$20,587	$2,935,584

Six Months	- 2011	$288,218	$33,246	$321,464
	- 2010	$4,570,785	$44,005	$4,614,790

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line, either on our continuing Hupecol blocks or our CPO 4 and Serrania blocks not operated by Hupecol.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $3,164 and $39,064 during the three months ended June 30, 2011 and 2010, respectively, and $5,924 and $78,086 during the six months ended June 30, 2011 and 2010, respectively. The change in joint venture expenses was attributable to reduced allocated administrative cost following the December 2010 divestiture of assets operated by Hupecol.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $42,347 and $1,346,796 for the quarter ended June 30, 2011 and 2010, respectively, and $70,344 and $2,173,044 for the six months ended June 30, 2011 and 2010, respectively.  The decrease is due to the sale of assets discussed above.

General and Administrative Expenses.  General and administrative expense decreased by 35.3% to $1,572,374 during the 2011 quarter from $2,430,942 during the 2010 quarter and by 12.8% to $2,747,468 during the 2011 six month period from $3,148,857 during the 2010 six month period.

The decrease in general and administrative expense was primarily attributable to a $111,000 reduction in cash bonuses paid and decreases in stock compensation to directors of 77.3% and 52.5% during the 2011 three and six month periods compared to the same periods in 2010.  The decreases in stock compensation to directors were principally attributable to a vesting period on the stock options grants, totaling $227,831 and $478,744 during the 2011 three and six month periods, respectively.

Loss on sale of oil and gas properties. Post closing adjustments related from the sale of our indirect interests in Hupecol Dorotea and Cabiona, LLC, Hupecol Llanos, LLC and Caracara resulted in a loss of $179,595.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of interest expense.  Net other expense totaled $20,314 during the 2011 quarter and $644 during the 2011 six month period, as compared to net other income of $16,634 during the 2010 quarter and $37,436 during the 2010 six month period.  The change was attributable to fees incurred during the 2011 periods attributable to our Standby Letter of Credit, as compared to no fee expense reported in the 2010 periods, partially offset by an increase in interest income resulting from interest earned on larger average cash balances.

Income Tax Expense (Benefit).  Income tax expense (benefit) increased 182.2% to $85,583 during the 2011 quarter from ($96,612) during the 2010 quarter.  Income tax expense decreased 6.46% to $88,377 during the 2011 six month period from $94,477 during the 2010 six month period. Income tax expense for each period was entirely attributable to operations in Colombia. The decrease in income tax expense during the 2011 periods was attributable to the decreased sales and profitability of our Colombian operations following the 2010 sale of assets discussed above.  We recorded no U.S. income tax liability in the 2011 or 2010 periods.

Index

Financial Condition

Liquidity and Capital Resources.  At June 30, 2011, we had a cash balance of $18,797,555 and working capital of $28,491,403, compared to a cash balance of $26,656,450 and working capital of $34,255,206 at December 31, 2010. The change in cash and working capital during the period was primarily attributable to the payment of U.S. federal income taxes, the decline in profitability following the 2010 sale of assets discussed above and the payment of our proportionate share of costs relating to the planned drilling on the CPO 4 and Serrania prospects.

Operating activities used $4,303,086 of cash during the six months ended June 30, 2011 compared to $4,641,395 provided during the six months ended June 30, 2010.  The change in operating cash flow was primarily attributable to the decline in profitability during 2011 attributable to the 2010 asset sale discussed above, as well as unfavorable changes in operating assets and liabilities during the 2011 period.

Investing activities used $3,555,809 of cash during the six months ended June 30, 2011 compared to $6,173,864 used during the six months ended June 30, 2010.  The funds used in investing activities during the 2011 period principally reflect investments in oil and gas properties and assets of $4,072,201 partially offset by proceeds from our escrow receivable of $516,392 and, during the 2010 period, investments in oil and gas properties and assets of $6,522,793, partially offset by proceeds from our escrow receivable of $302,055 and $125,000 in proceeds from notes receivable.

We had no cash flows relating to financing activities during the six months ended June 30, 2011. Financing activities provided $259,172 during the six months ended June 30, 2010.  Cash provided by financing activities during the 2010 quarter consisted of $570,000 of proceeds from the exercise of warrants, partially offset by dividends paid of $310,828.

Long-Term Liabilities.  At June 30, 2011, we had long-term liabilities of $38,798 as compared to $26,761 at December 31, 2010.  Long-term liabilities at June 30, 2011 and December 31, 2010 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the six months ended June 30, 2011, we invested $4,072,201 for the acquisition and development of oil and gas properties, consisting of (1) drilling costs on 13 wells in Colombia and drilling preparation of $2,400,325, (2) seismic cost in Colombia of $681,666, (3) leasehold costs on U.S. properties of $220,815, and (4) acquisition and evaluation cost in Colombia of $769,395.

At June 30, 2011, our only material contractual obligation requiring determinable future payments was a lease relating to our executive offices, the terms of which were unchanged when compared to the 2010 Form 10-K.

At June 30, 2011, our acquisition and drilling budget for the balance of 2011 totaled approximately $17.5 million, which consisted of the drilling of 5 wells in Colombia, including 3 test wells on CPO-4 and 2 test wells on Serrania.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

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

Index

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 2, 2011
	By:	/s/ John F. Terwilliger
John F. Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer