Form 10-Q
period 2011-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2011-11-08
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, we had 31,165,230 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$15,116,940	$26,656,450
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – oil and gas sales	41,357	1,226,341
Accounts receivable – other	4,191,909	3,951,370
Escrow receivable – current	2,531,269	4,440,953
Tax refund receivable	505,874	—
Prepaid expenses and other current assets	54,543	8,872
Total current assets	25,498,142	39,340,236

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	2,478,426	1,831,738
Costs not being amortized	16,889,272	10,258,980
Office equipment	90,004	90,004
Total property, plant and equipment	19,457,702	12,180,722
Accumulated depreciation, depletion, and impairment	(1,613,542)	(1,489,301
Total property, plant and equipment, net	17,844,160	10,691,421

OTHER ASSETS
Deferred tax asset	1,491,205	1,997,079
Escrow receivable	3,434,167	3,434,167
Other assets	58,023	13,525
Total assets	$48,325,697	$55,476,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$20,286	$122,536
Accrued expenses	168,014	11,963
Income taxes payable	3,919	4,950,531
Total current liabilities	192,219	5,085,030

LONG-TERM LIABILITIES
Deferred rent obligation	5,792	11,320
Reserve for plugging and abandonment costs	36,028	15,441
Total long-term liabilities	41,820	26,761

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 10,000,000 shares authorized; 0 shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,165,230 and 31,080,772 shares issued and outstanding, respectively	31,165	31,081
Additional paid-in capital	40,172,667	38,422,435
Retained earnings	7,887,826	11,911,121
Total shareholders’ equity	48,091,658	50,364,637
Total liabilities and shareholders’ equity	$48,325,697	$55,476,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
REVENUE
Oil and gas	$797,068	$17,225,168	$319,261	$5,354,499
Total revenue	797,068	17,225,168	319,261	5,354,499

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	567,626	6,819,894	246,162	2,205,104
Joint venture expenses	9,651	125,062	3,727	46,976
General and administrative expense	3,814,640	4,056,007	1,067,172	907,149
Loss on sale of oil and gas properties	179,595	—	—	—
Depreciation and depletion	124,241	2,956,982	53,897	783,938
Total operating expenses	4,695,753	13,957,945	1,370,958	3,943,167

Income (loss) from operations	(3,898,685)	3,267,223	(1,051,697)	1,411,332

OTHER INCOME (EXPENSE)
Interest income	56,601	49,975	13,196	12,540
Other expense	(82,626)	—	(39,865)	—
Total other income (expense)	(26,025)	49,975	(26,669)	12,540

Net income (loss) before taxes	(3,924,710)	3,317,198	(1,078,336)	1,423,872

Income tax expense	98,585	346,706	10,208	252,230

Net income (loss)	$(4,023,295)	$2,970,942	$(1,088,574)	$1,171,642

Basic income (loss) per share	$(0.13)	$0.10	$(0.03)	$0.04

Diluted income (loss) per share	$(0.13)	$0.09	$(0.03)	$0.04

Basic weighted average shares	31,129,452	31,066,679	31,165,230	31,080,772

Diluted weighted average shares	31,129,452	31,874,107	31,165,230	31,754,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,023,295)	$2,970,492
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and depletion	124,241	2,956,982
Stock-based compensation	1,750,316	2,008,071
Accretion of asset retirement obligation	11,055	16,173
Amortization of deferred rent	(5,528)	(3,752)
Increase in deferred tax asset	—	(2,450,571)
Loss on sale of oil and gas properties - Colombia	179,595	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,184,984	(60,575)
Increase in prepaid expense	(45,671)	(35,410)
Increase (decrease) in accounts payable and accrued liabilities	(3,919,653)	1,796,310

Net cash provided by (used in) operating activities	(4,743,956)	7,197,720

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and development of oil and gas properties	(7,267,448)	(7,770,239)
Proceeds from escrow receivable	516,392	307,819
Payments for deposits	(44,498)	—
Receipt of proceeds from notes receivable	—	125,000
Acquisition of furniture and equipment	—	(78,126)

Net cash used in investing activities	(6,795,554)	(7,415,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(466,242)
Proceeds from exercise of warrants	—	570,000

Net cash provided by financing activities	—	103,758

Decrease in cash	(11,539,510)	(114,068)
Cash, beginning of period	26,656,450	11,973,137
Cash, end of period	$15,116,940	11,859,069

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$3,900,914	637,514

NONCASH INVESTING AND FINANCING INFORMATION
Change in reserve for plugging and abandonment costs	$9,532	$27,154
Change in escrow receivable funds utilized to pay accrued taxes	$1,144,285	$—
Cashless exercise of stock options	$39	$—

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits, including restricted cash, of $17,788,437 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of
September 30, 2011. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options.  Dilutive options had the effect of increasing diluted weighted average shares outstanding by 673,254 and 807,428 common shares for the three and nine months ended September 30, 2010, respectively.

Index

For the three and nine months ended September 30, 2011, using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 880,341 and 850,310 shares, respectively; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE – OTHER

Gulf United Energy, Inc.

In connection with the Company’s acquisition in July 2010 of an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Columbia and which is operated by SK Energy Co. LTD (“SK Energy”), the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the CPO 4 Block Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire from SK Energy a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, which is still pending and is expected to occur in the second half of 2011, (i) the Company’s 12.5% share of Past Costs (as defined in the Farmout Agreement with SK Energy) incurred through July 31, 2010, and (ii) the Company’s 25% share of seismic acquisition costs incurred through July 31, 2010, or a total of $3,951,423.  The amount due from Gulf United is classified as Accounts receivable – other in the accompanying balance sheet.

Hupecol Operating, LLC

During the nine months ended September 30, 2011, Hupecol Operating, LLC (“Hupecol”) disbursed funds from a 5% contingency escrow established with a portion of the proceeds from the sale of Hupecol Dorotea & Cabiona Holdings, LLC (“HDC, LLC”), to pay certain operating expenses incurred on behalf of the purchaser of these entities.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $240,485.  See Note 3.

NOTE 3 – ESCROW RECEIVABLE

At September 30, 2011 and December 31, 2010, the Company’s balance sheet reflected the following Escrow Receivables relating to various oil and gas properties previously held by the Company:

	Balance as of September 30, 2011
Description	Current	Noncurrent	Total

Caracara Escrow	$267,451	$—	$267,451
Tambaqui Escrow	292,637	—	292,637
Eagle Ford Escrow	245,222	—	245,222
HDC LLC and HL LLC 15% Escrow	1,689,728	3,434,167	5,123,895
HDC LLC and HL LLC 5% Contingency	36,231	—	36,231
TOTAL	$2,531,269	$3,434,167	$5,965,436

Index

	Balance as of December 31, 2010
Description	Current	Noncurrent	Total

Caracara Escrow	$267,451	$—	$267,451
Tambaqui Escrow	292,637	—	292,637
Eagle Ford Escrow	245,222	—	245,222
HDC LLC and HL LLC 15% Escrow	1,717,058	3,434,167	5,151,225
HDC LLC and HL LLC 5% Contingency	1,918,585	—	1,918,585
TOTAL	$4,440,953	$3,434,167	$7,875,120

Changes in escrow receivables from December 31, 2010 to September 30, 2011 reflect the various settlements and releases relating to the previous sales of the Company’s interest in the Caracara prospect and HDC LLC and HL LLC described below.  Except as described, as of September 30, 2011, the Company is not aware of any other claims by the purchasers of the Caracara assets or HDC, LLC and HL, LLC that would further reduce the escrow receivable.

Caracara

In June 2008, the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract and related assets. Pursuant to its investment in Hupecol Caracara LLC, the Company held a 1.594674% interest in the Caracara assets, covering approximately 232,500 acres, representing our principal, and initial, Colombian prospect.

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The net proceeds and the gain realized from the sale of the Caracara assets were subject to post-closing adjustments.

During the nine months ended September 30, 2011, the Company was informed by Hupecol that approximately $157,000 of the Company’s funds still held in escrow related to the Caracara sale will likely be used to pay a post-closing settlement entered into between Hupecol and the purchaser of the Caracara assets.  As such, during the June 30, 2011 quarter, the Company charged approximately $157,000 to Loss on sale of oil and gas properties on the income statement to account for the potential payment using the escrowed funds.

Dorotea, Cabiona, Leona and Las Garzas

In December 2010, Hupecol Dorotea & Cabiona Holdings, LLC (“Hupecol D&C Holdings”) and Hupecol Llanos Holdings, LLC (“Hupecol Llanos Holdings”) sold all of their interests in HDC, LLC and Hupecol Llanos, LLC (“HL, LLC”), respectively. The Company owns 12.5% interests in each of Hupecol D&C Holdings and Hupecol Llanos Holdings and, in turn, held equivalent indirect interests in each of HDC, LLC and HL, LLC, which companies hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks and related assets in Colombia.

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

During the nine months ended September 30, 2011, the Company received a partial payment of $516,392 from Hupecol for the 5% contingency escrow related to HL, LLC, and was informed that Hupecol disbursed funds from the 5% contingency escrow set up from the proceeds of the HDC, LLC sale to pay Colombian taxes as well as certain invoices related to post closing operating costs incurred on behalf of the purchaser of these interests.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $240,485 (See Note 2) and has reduced the 5% contingency escrow account for HDC, LLC to reflect its current balance after payment of the taxes and post-closing expenses paid on behalf of the purchaser.

Index

In addition, the Company was informed that Hupecol made payments from the HL, LLC 15% escrow account to the purchaser for post-closing expenses.  As such, the Company has reduced its proportionate interest in the HL, LLC escrow by approximately $22,000 to reflect these payments and, during the June 30, 2011 quarter, charged approximately $22,000 to Loss on sale of oil and gas properties on the income statement.

NOTE 4 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2011, the Company invested $7,267,448 for the acquisition and development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 14 wells in Colombia of $5,149,846, (2) seismic cost in Colombia of $870,624, (3) leasehold costs on U.S. properties of $223,147, and (4) acquisition and evaluation cost in Colombia of $1,023,831. Of the amount invested, the Company capitalized $637,156 to oil and gas properties subject to amortization, primarily attributable to developmental activity related to the Company’s proved Colombian oil and gas interests, and $6,630,292 to oil and gas properties not subject to amortization, primarily attributable to seismic and leasehold acquisition costs associated with the Company’s interests in the CPO-4 and other unevaluated concessions in Colombia.

Sale of Oil and Gas Properties

As described in Note 3 above, in December 2010, Hupecol D&C Holdings and Hupecol Llanos Holdings sold all of their interests in HDC, LLC and HL, LLC. The Company owns 12.5% interests in each of Hupecol D&C Holdings and Hupecol Llanos Holdings and, in turn, held equivalent indirect interests in each of HDC, LLC and HL, LLC, which companies hold interests in the Dorotea, Cabiona, Leona and Las Garzas blocks and related assets in Colombia.

HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date. Fifteen percent of the sales price of each of HDC, LLC and HL, LLC was held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims. In addition to the fifteen percent escrowed, Hupecol withheld 5% of the proceeds in escrow for any contingencies that may arise from the transactions. During the nine months ended September 30, 2011, the Company received a partial payment of $516,392 from Hupecol for the 5% contingency withheld related to HL, LLC. It is expected that the Company will receive the 5% contingency withheld by Hupecol related to HDC, LLC in 2011.  Pursuant to its 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, the Company received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back. Following completion of the sale of HDC, LLC and HL, LLC, the Company had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the three and nine months ended September 30, 2010 as if the HDC, LLC and HL, LLC sale had occurred at January 1, 2010.

	Three Months Ended	Nine Months Ended
Pro-forma information:	September 30, 2010	September 30, 2010

Oil and gas revenue	$126,526	$827,489
Loss from operations	$(946,639)	$(4,257,579)
Net loss	$(1,298,687)	$(4,212,024)

Basic loss per share	$(0.04)	$(0.14)
Diluted loss per share	$(0.04)	$(0.13)

Macaya TEA

During the nine months ended September 30, 2011, the Company’s Macaya Technical Evaluation Agreement was converted to an exploration and production contract.  Subject to final ANH approval of the Company’s interest in the contract, the Company holds a 12.5% interest in the Macaya prospect.

Index

Los Picachos TEA

During the nine months ended September 30, 2011, the Company’s Los Picachos Technical Evaluation Agreement was converted to an exploration and production contract.  Subject to final ANH approval of the Company’s interest in the contract, the Company holds a 12.5% interest in the Los Picachos prospect.

NOTE 5 – EQUITY

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2011 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,813,998	$6.57
Granted	106,250	$15.60
Exercised	(39,458)	$4.60
Forfeited	(47,208)	10.97
Outstanding at September 30, 2011	1,833,582	$7.02	$12,571,893
Exercisable at September 30, 2011	1,178,582	$6.47	$8,662,493

During the nine months ended September 30, 2011, 106,250 options were granted to independent directors, including 25,000 options granted to a newly appointed director and 81,250 options granted pursuant to annual grants to independent directors.  86,666 options were exercised on a cashless basis by former directors, resulting in the issuance of 39,458 shares of common stock.

The 25,000 options granted to the newly appointed director vested immediately, had a ten year life, an exercise price of $14.06 per share and were valued on the date of the grant using the Black-Scholes option-pricing model with the following parameters:  (1) risk-free interest rate of 2.095%, (2) expected life in years of 5.685, (3) expected stock volatility of 87.549%, and (4) expected dividend yield of 0.142%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of Staff Accounting Bulletin (SAB) 107 and the simplified method was used to estimate the expected option life.  The options estimated grant date fair value of $250,916 was charged to expense during the three months ended March 31, 2011.

The 81,250 options granted under the annual director grants vest 20% on the grant date and 80% nine months from the grant date.  These options had a ten year life, an exercise price of $16.07 per share and were valued on the date of grant using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.689%, (2) expected life in years of 5.30, (3) expected stock volatility of 87.25%, and (4) expected dividend yield of 0.124%.  The Company determined the options qualify as ‘plain vanilla” under the provisions of Staff Accounting Bulletin (SAB) 107 and the simplified method was used to estimate the expected option life. The options estimated grant date fair value was $905,125, of which $243,402 and $471,233, respectively, was expensed during the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, the Company recognized a total of $528,305 and $1,676,744, respectively, of stock compensation expense attributable to options previously outstanding as of December 31, 2010 and the grants discussed above.  As of September 30, 2011, total unrecognized stock-based compensation expense related to all non-vested stock options was $3,105,095. The unrecognized expense is expected to be recognized over a weighted average period of 2.20 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2011 is 6.89 years and 6.58 years, respectively.

Index

Shares available for issuance under the Plans as of September 30, 2011 totaled 734,752.

Restricted Stock Activity

During the nine months ended September 30, 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and during the quarter and nine months ended September 30, 2011, $62,100 and $73,572, respectively, was amortized to expense.

As of September 30, 2011, there was $669,828 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 2.7 years.

Warrant Activity

No warrants were issued or outstanding during the nine months ended September 30, 2011.  The remaining 190,000 placement agent warrants that were outstanding at December 31, 2009 were exercised during the nine months ended September 30, 2010.  The Company received $570,000, or $3.00 per warrant, as a result of exercise of the warrants.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010

Share-based compensation expense included in reported net income	$590,405	$482,492
Earnings per share effect of share-based compensation expense	$(0.02)	$(0.02)

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010

Share-based compensation expense included in reported net income	$1,750,316	$2,008,071
Earnings per share effect of share-based compensation expense	$(0.06)	$(0.06)

Index

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  This lease agreement was modified on October 17, 2011 through a new amendment which extended the term of the lease until May 31, 2017.  As of September 30, 2011, the lease agreement, as modified in October 2011, requires future payments as follows:

Year	Amount
2011	22,023
2012	87,672
2013	89,054
2014	91,423
2015	93,793
2016	96,162
2017	40,479
Total	520,605

For the three and nine months ended September 30, the total base rental expense was $22,023 and $64,978 in 2011 and $22,159 and $65,330 in 2010.  The Company does not have any capital leases or other operating lease commitments.

Standby Letter of Credit – CPO 4 Block

On November 5, 2009, JP Morgan Chase issued a Letter of Credit to Banco de Bogota S.A. for $2,037,500. Banco de Bogota then in turn issued a Stand by Letter of Credit to the Agency De National Hydrocarbons to guaranty the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program of the CPO-4 block for the Company’s then 25% interest in the Block. Per the Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the Company was required to keep on deposit with JP Morgan Chase $2,037,500. In addition, the Company was required by JP Morgan Chase to pay fees associated with the Standby Letter of Credit equal to 1.0% per year of the amount, or $20,375.

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guaranty the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until January 18, 2013 and the Company is required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%. All other terms and conditions of the Letter of Credit remained unchanged. The Company paid JP Morgan fees associated with the Standby Letter of Credit equal to approximately 1.0% per year of the amount, or $32,070, which was recorded as other expense. The deposit with JP Morgan Chase is classified as Restricted cash – letter of credit in the accompanying balance sheet. In addition, the Company paid Banco de Bogota $38,130 in fees for the first nine months in 2011 related to the Letter of Credit.

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

Index

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

Possible Hupecol Transaction

In June 2011, the Company was advised that Hupecol had retained Scotia Waterous for purposes of evaluating a possible transaction involving the monetization of the La Cuerva exploration and production contract covering approximately 47,950 acres in Colombia. The Company holds approximately a 1.6% interest in the contract.  In conjunction with efforts to monetize the La Cuerva contract, Hupecol has also indicated that it may consider, as part of any transaction relating to La Cuerva, inclusion of the adjoining LLA 62 block covering approximately 40,000 acres.  The Company holds an approximately 1.6% interest in the LLA 62 contract. The transaction may involve the sale of some or all of the assets and operations of the subject properties, an exchange or trade of assets, or other similar transaction and may be effected in a single transaction or a series of transactions.

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

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2011, and consequently, recorded no U.S. income tax liability or tax expense for the three and nine months ended September 30, 2011.   Income tax expense for 2010 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

Due to uncertainty regarding ultimate realization, the Company has established a valuation allowance of approximately $1,334,000 to fully reserve the net operating loss carry forward generated during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, significant temporary differences between financial statement income and estimated taxable income related primarily to stock compensation expense recognized for book purposes during the period.

During the three months ended September 30, 2011, the Company was notified that it would receive a refund of $505,874 for past US taxes paid.  The refund has been presented as a Tax refund receivable in the accompanying balance sheet and reduced the Company’s deferred tax asset by an equivalent amount.  The refund was received in October 2011.

NOTE 8 - GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three and nine months ended September 30, 2011 and Long Lived Assets as of September 30, 2011 attributable to each geographical area are presented below:

	Revenues
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Long Lived Assets, Net - As of September 30, 2011

United States	$31,574	$116,100	$938,951
Colombia	287,687	680,968	16,905,209
Total	$319,261	$797,068	$17,844,160

NOTE 9 - SUBSEQUENT EVENTS

In October 2011, the Company entered into a Second Amendment to a Lease Agreement, extending the term of its office lease to May 31, 2017 and providing for annual base rent escalations beginning June 1, 2013.

The Company evaluated subsequent events through the date the financial statements were issued, and other than the new amendment to the Company’s office lease mentioned above, there were no significant events to report.

Index

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2010.  As of, and for the nine months ended, September 30, 2011, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties.  Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2011:

September 30, 2011
Acquisition costs	$4,042,417
Evaluation costs	12,846,855
Total	$16,889,272

Included in the carrying value of unevaluated oil and gas prospects above, was $16,054,776 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Index

Current Year Developments

Production Levels, Revenues and Operating Profit – Sale of HDC, LLC and HL, LLC

Our production levels, revenues and operating profit during the three and nine months ended September 30, 2011, as compared to the same periods in 2010, were affected by the sale, in late 2010, of our interest in certain prospects and producing properties located in Colombia.

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

HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date. Fifteen percent of the sales price of each of HDC, LLC and HL, LLC was held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims. In addition to the fifteen percent escrowed, Hupecol LLC (“Hupecol”) withheld 5% of the proceeds in escrow for any contingencies that may arise from the transactions. During the nine months ended September 30, 2011, we received a partial payment of $516,392 from Hupecol for the 5% contingency withheld related to HL, LLC. Pursuant to our 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, we received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back. Following completion of the sale of HDC, LLC and HL, LLC, we had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

During the three and nine months ended September 30, 2010, respectively, the Dorotea, Cabiona, Leona and Las Garzas blocks accounted for approximately 70,721 and 229,566 barrels of oil (net to our interest) produced, or 99% and 99% of our total production, and $5,227,973 and $16,397,679 of revenues.

The following table presents pro forma data that reflects revenue and income from continuing operations for the three and nine months ended September 30, 2010 as if the HDC, LLC and HL, LLC sale had occurred at January 1, 2010.

Pro-Forma Information:	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Oil and gas revenue	$126,526	$827,489
Income (loss) from operations	(946,639)	4,257,579

Drilling Activity

During the nine months ended September 30, 2011, we drilled 13 international wells in Colombia, as follows:

●	13 wells were drilled on concessions in which we hold a 1.6% working interest, of which 7 were completed and in production at September 30, 2011 and 6 were dry holes.

At September 30, 2011, drilling operations were ongoing on our CPO 4 prospect in Colombia.

During the nine months ended September 30, 2011, no domestic wells were drilled and, at September 30, 2011, no domestic drilling operations were ongoing.

CPO 4 Development

During the nine months ended September 30, 2011, our capital expenditures relating to development of our CPO 4 prospect totaled $6,140,000 and related principally to drilling preparation and seismic processing and commencement of our first test well.

Index

The well, known as Tamandua #1, was spudded on July 12, 2011 with a target depth of 16,300 feet.  The well was drilled to 6,830 feet and casing was set for the first section of the well.   Upon drilling the Lower Carbonera section of the well, the well encountered indications of oil and a significant amount of associated gas from the uppermost pay sand expected in the well (the C-7) between the interval of approximately 12,200 feet to 12,500 feet.  This strong inflow of hydrocarbons is believed to have compromised the mud system and forced the well to be shut-in and stabilized.

Upon re-entering the hole following a bit change from approximately 13,626 feet (C-8 formation) the drill pipe got stuck and twisted off below casing, leaving approximately 1,800’ of drill pipe in the hole.  After numerous trips to recover the lost drill pipe, a decision was made by the operator to sidetrack the well.

As of November 1, 2011, drilling was ongoing in the new side tracked hole, as the original hole only reached the first of the objective target sands.

To alleviate the problems encountered in the first hole, the operator modified the well program.  The modifications include changes to the mud system, drilling bits and various other changes in the way in which the well is being drilled.

While the Tamandua #1 is taking longer to drill than anticipated, the strong shows of hydrocarbons (gas and oil) in the first objective sand, the C-7, are believed to increase the likelihood of hydrocarbons in the lower sands given the prevalence of stacked pay sequences in the surrounding fields in the Llanos Basin.  As a result, we believe that the geological risk of the well has been reduced.  However, despite the information derived from the initial Tamandua #1 wellbore, there is no assurance that we will locate hydrocarbons in sufficient quantities to be commercially viable.

We anticipate completion of drilling operations on the Tamandua #1 well before year-end 2011 with well testing and, as appropriate, completion of the well to follow.  Drilling of a second test well on the CPO 4 prospect is expected to commence shortly after completion of drilling the Tamandua #1 well.

Serrania Development

During the nine months ended September 30, 2011, our capital expenditures relating to development of our Serrania prospect totaled $129,143 and related principally to drilling preparation and seismic processing.  As of November 1, 2011, we anticipate drilling our first well of two test wells on our Serrania prospect sometime between December 1, 2011 and March 31, 2012.

Leasehold Activity

During the nine months ended September 30, 2011, our Macaya and Los Picachos Technical Evaluation Agreements were converted to exploration and production contracts.  Subject to final ANH approval of our interest in each contract, we hold a 12.5% interest in each of the Macaya prospect and the Los Picachos prospect.

Possible Hupecol Transaction

In June 2011, we were advised that Hupecol had retained Scotia Waterous for purposes of evaluating a possible transaction involving the monetization of the La Cuerva exploration and production contract covering approximately 47,950 acres in Colombia. We hold approximately a 1.6% interest in the contract.  In conjunction with efforts to monetize the La Cuerva contract, Hupecol has also indicated that it may consider, as part of any transaction relating to La Cuerva, inclusion of the adjoining LLA 62 block covering approximately 40,000 acres.  We hold an approximately 1.6% interest in the LLA 62 contract. The transaction may involve the sale of some or all of the assets and operations of the subject properties, an exchange or trade of assets, or other similar transaction and may be effected in a single transaction or a series of transactions.

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

Index

We are an investor in Hupecol and our interest in the assets and operations of Hupecol that would be included in any transaction represent a substantial portion of our assets and operations in Colombia and are currently our principal revenue producing assets and operations. We intend to closely monitor the nature and progress of the transaction in order to protect our interests and the interests of our shareholders. However, we have no effective ability to alter or prevent a transaction.

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

As of September 30, 2011, there was $669,828 of total unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 2.7 years.

During the nine months ended September 30, 2011, we granted stock options to our non-employee directors to purchase an aggregate of 106,250 shares of common stock. During the three and nine months ended September 30, 2011, we recognized non-cash compensation expense associated with grants of restricted stock and stock options totaling $590,405 and $1,750,316, respectively.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 94% to $319,261 in the three months ended September 30, 2011 compared to $5,354,499 in the three months ended September 30, 2010.  For the nine month period, oil and gas revenues decreased 95.4% to $797,068 in the 2011 period from $17,225,168 in the 2010 period.

The decrease in revenue was due to the 2010 sale of our indirect interests in the Dorotea, Cabiona, Leona and Las Garzas blocks, partially offset by (1) higher average sales prices for oil during the 2011 periods and (2) oil production from 9 new wells brought onto production after September 30, 2010.

The following table sets forth our gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross producing wells	22	32	22	32
Net producing wells	0.44	2.67	0.44	2.67
Net oil production (bbl)	3,323	61,633	7,769	232,483
Net gas production (mcf)	2,741	4,313	8,761	13,726
Average sales price – oil (per barrel)	$93.59	$86.53	$98.54	$73.78
Average sales price – natural gas (per Mcf)	$3.01	$4.93	$3.60	$5.25

The change in gross and net producing wells reflects the sale of our interest in 19 gross wells (2.375 net) associated with the Dorotea, Cabiona, Leona and Las Garzas blocks and the drilling and completion of 9 gross (0.14 net) wells since September 30, 2010.

The change in average sales prices realized reflects a rise in global oil prices and declining domestic natural gas prices.

Index

Oil and gas sales revenue for the first nine months of 2011 and 2010, by region, were as follows:

	Colombia	U.S.	Total
2011 First Nine Months
Oil sales	$680,968	$84,587	$765,555
Gas sales	—	31,513	31,513
2010 First Nine Months
Oil sales	$17,063,982	$89,083	$17,153,065
Gas sales	—	72,103	72,103

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, decreased 88.8% to $246,162 in the 2011 quarter from $2,205,104 in the 2010 quarter.  For the nine-month period, lease operating expenses decreased 91.7% to $567,626 in the 2011 period from $6,819,894 in the 2010 period.

The decrease in total lease operating expenses was attributable to the 2010 sale of our interests in the Dorotea, Cabiona, Leona and Las Garzas blocks.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Columbia	U.S.	Total
Quarter	- 2011	$232,122	$14,040	$246,162
	- 2010	$2,188,248	$16,856	$2,205,104

Nine Months	- 2011	$520,340	$47,286	$567,626
	- 2010	$6,758,978	$60,916	$6,819,894

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line, either on our continuing Hupecol blocks or our CPO 4 block not operated by Hupecol.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $3,727 and $46,976 during the three months ended September 30, 2011 and 2010, respectively, and $9,651 and $125,062 during the nine months ended September 30, 2011 and 2010, respectively. The change in joint venture expenses was attributable to reduced allocated administrative cost following the December 2010 divestiture of assets operated by Hupecol.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $53,897 and $783,938 for the three months ended September 30, 2011 and 2010, respectively, and $124,241 and $2,956,982 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease is due to the sale of assets discussed above.

General and Administrative Expenses.  General and administrative expense increased by 17.6% to $1,067,172 during the 2011 quarter from $907,149 during the 2010 quarter and decreased by 5.9% to $3,814,640 during the 2011 nine month period from $4,056,007 during the 2010 nine month period.

The increase in general and administrative expenses for the three months ended September 30, 2011 was attributable to an increase in salary due to the addition of the Vice President of Exploration,  increased stock compensation expense related to options awarded to the Vice President of Exploration, and increased compensation expense related to the amortization of stock options awarded to board members during the year . The decrease in general and administrative expense for the nine-month period was primarily attributable to a $455,633, or 38.6%, reduction in stock compensation to directors during the 2011 nine-month period compared to the same period in 2010, partially offset by an increase in base salaries.  The decrease in stock compensation to directors was principally attributable to the addition of a vesting period on the 2011 stock options grants, which resulted in $905,125 of compensation expense otherwise reportable during the 2011 nine-month period being deferred and reported over the nine-month vesting period running through March 2012.

Index

Loss on sale of oil and gas properties. Loss on sale of oil and gas properties of $0 and $179,595, respectively, during the three and nine months ended September 30, 2011, reflects post closing adjustments related to the sale of our indirect interests in Hupecol Dorotea and Cabiona, LLC, Hupecol Llanos, LLC and Caracara.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of interest expense and other bank fees.  Net other expense totaled $26,669 during the 2011 quarter and $26,025 during the 2011 nine-month period, as compared to net other income of $12,540 during the 2010 quarter and $49,975 during the 2010 nine-month period.  The change was attributable to fees incurred during the 2011 periods attributable to our Standby Letter of Credit and operations in Colombia, as compared to the 2010 periods, partially offset by an increase in interest income resulting from interest earned on larger average cash balances.

Income Tax Expense (Benefit).  Income tax expense decreased 96% to $10,208 during the 2011 quarter from $252,230 during the 2010 quarter.  Income tax expense decreased 72% to $98,585 during the 2011 nine-month period from $346,706 during the 2010 nine-month period. Income tax expense for each period was entirely attributable to operations in Colombia. The decrease in income tax expense during the 2011 periods was attributable to the decreased sales and profitability of our Colombian operations following the 2010 sale of assets discussed above.

Financial Condition

Liquidity and Capital Resources.  At September 30, 2011, we had a cash balance of $15,116,940 and working capital of $25,305,923, compared to a cash balance of $26,656,450 and working capital of $34,255,206 at December 31, 2010. The change in cash and working capital during the period was primarily attributable to the payment of U.S. federal income taxes, the decline in profitability following the 2010 sale of assets discussed above and the payment of our proportionate share of costs relating to the drilling and related work on the CPO 4 prospect and drilling preparations on the Serrania prospect.

Operating activities used $4,743,956 of cash during the nine months ended September 30, 2011 compared to $7,197,720 provided during the nine months ended September 30, 2010.  The change in operating cash flow was primarily attributable to the decline in profitability during 2011 attributable to the 2010 asset sale discussed above, as well as a decrease in accounts payable during the 2011 period partially offset by a decrease in accounts receivable.

Investing activities used $6,795,554 of cash during the nine months ended September 30, 2011 compared to $7,415,546 used during the nine months ended September 30, 2010.  The funds used in investing activities during the 2011 period principally reflect investments in oil and gas properties and assets of $7,267,448 and payment of a deposit of $44,498 partially offset by proceeds from our escrow receivable of $516,392. During the 2010 period, funds used in investment activities consisted of investments in oil and gas properties and assets of $7,770,239 and furniture and fixtures of $78,126, partially offset by proceeds from our escrow receivable of $307,819 and $125,000 in proceeds from notes receivable.

We had no cash flows relating to financing activities during the nine months ended September 30, 2011. Financing activities provided $103,758 during the nine months ended September 30, 2010.  Cash provided by financing activities during the 2010 period consisted of $570,000 of proceeds from the exercise of warrants, partially offset by dividends paid of $466,242.

Long-Term Liabilities.  At September 30, 2011, we had long-term liabilities of $41,820 as compared to $26,761 at December 31, 2010.  Long-term liabilities at September 30, 2011 and December 31, 2010 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations.

During the nine months ended September 30, 2011, we invested $7,267,448 for the acquisition and development of oil and gas properties, consisting of (1) $5,149,846 of drilling, and drilling preparation, costs on 14 wells in Colombia, including $4,519,999 of drilling costs on the Tamandua #1 test well on our CPO 4 prospect, (2) $870,624 of seismic cost in Colombia, (3) $223,147 of leasehold costs on U.S. properties, and (4) $1,023,831 of acquisition and evaluation cost in Colombia.

Index

At September 30, 2011, our only material contractual obligation requiring determinable future payments was a lease relating to our executive offices, the term of which was extended in October 2011 through May 2017.

At September 30, 2011, our acquisition and drilling budget for the balance of 2011 totaled approximately $6.2 million, which consisted of the drilling of 1 well in Colombia, the Tamandua #1 well, and site preparation of one additional test well on CPO-4 and one test well on Serrania.  Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Management anticipates that our current financial resources, combined with expected operating cash flows, will meet our anticipated objectives and business operations, including planned property acquisitions and drilling activities, for at least the next 12 months without the need for additional capital.  Such expectation reflects the anticipated commencement of commercial production from the Tamandua #1 well during 2012. Management continues to evaluate producing property acquisitions as well as a number of drilling prospects.  Depending on the ultimate results of, and timing with respect to, the Tamandua #1 well and future acquisitions and changes in drilling plans, it is possible that we may require and seek additional financing.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

ITEM 6	EXHIBITS

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Date: November 8, 2011
	By:	/s/ John F. Terwilliger
John F. Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer