Form 10-K
period 2011-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2012-03-07
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on the closing sales price of the registrant’s common stock on that date, was approximately $253 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 7, 2012 was 31,165,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2012 Annual Meeting are incorporated by reference into Part III of this Report.

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

General

Houston American Energy Corp is an independent oil and gas company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties in the U.S. Gulf Coast region and in South America.  Our oil and gas reserves and operations are concentrated primarily in the South American country of Colombia and in the onshore Gulf Coast region, particularly Texas and Louisiana.

Our mission is to deliver outstanding net asset value per share growth to our investors via attractive oil and gas investments.  Our strategy is to focus on early identification of, and entrance into, existing and emerging resource plays, particularly in South America and the U.S. Gulf Coast.  We typically seek to partner with larger operators in the development of resources or retain interests, with or without contribution on our part, in prospects identified, packaged and promoted to larger operators.  By entering these plays earlier and partnering with, or promoting to, larger operators, we believe we can capture larger resource potential at lower cost and minimize our exposure to drilling risks and costs and ongoing operating costs.

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

Consistent with our strategy of opportunistically divesting holdings and redeploying financial resources to grow our reserve positions, in late 2010, our indirect interests in four concessions in Colombia were sold for net proceeds, before escrow holdbacks, of $29.4 million.  The interests sold accounted for 96.9% of our estimated proved oil and natural gas reserves at December 31, 2009 and 96.8% of our oil and natural gas revenues in 2010.  During 2011, proceeds from that sale were redeployed principally to exploration costs associated with our CPO 4 prospect in Colombia.

The following table sets forth information relating to our principal exploration projects as of December 31, 2011:

		Average	Gross	Net proved	2011 Net Production
	Net acreage	working interest %	producing wells	reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Oklahoma	4	2.36%	1	1,092	—	738
Louisiana	1,451	36.90%	3	19,437	649	8,896
Texas	42	3.81%	2	478	443	1,204
Total U.S.	1,497	35.89%	6	21,007	1,092	10,838
Colombia	179,978	30.41%	14	94,619	9,924	—
Total	181,475	30.45%	20	115,626	11,016	10,838

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Gulf Coast region of Louisiana and Texas.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

•
East Baton Rouge Parish — we hold a 37.50% working interest in the Profit Island and North Profit Island prospects, covering 3,805 gross acres in East Baton Rouge Parish, Louisiana. In addition, we hold a 7.29% royalty interest in 2,485 royalty acres, as well as a 5.675% royalty interest in the Crown Paper #01 well.

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

Texas Properties

Our principal exploration properties in Texas consist of the following:

•
Jim Hogg County — we hold a 4.375% working interest in the 340 acre Hog Heaven Prospect in Jim Hogg County, Texas. At December 31, 2011, the Hog Heaven Prospect produced gas from a single 6,200-foot well. We have no present plans to drill additional wells on the Hog Heaven Prospect.

•	Matagorda Country — we hold a 3.50% working interest in the 779 acre Harrison Prospect in Matagorda County, Texas. We have no present plans to drill additional wells on the Harrison Prospect.

Our exploration properties in Texas at December 31, 2011 reflect our sale, during 2010, of a 2.5% working interest in 6000+ acres and a 1.25% overriding royalty interest in approximately 50,000 gross acres in Karnes County, Texas.

- Colombian Properties:

At December 31, 2011, we held interests in multiple prospects in Colombia covering 825,657 gross acres. The majority of our holdings in Colombia are located within the Llanos and the Caguan Putumayo Basins. We identify our Colombian prospects by the prospect operator and concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2011:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
La Cuerva	Hupecol	1.6%	48,000	8,960	14
LLA 62	Hupecol	1.6%	40,000	—	—
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
CPO 4	SK Innovation	37.5%	345,452	—	—
Serrania	Hupecol	12.5%	110,769	—	—
Total			825,657	8,960	14

Hupecol Prospects

At December 31, 2011 we held interests in five concessions operated by Hupecol. The La Cuerva and LLA 62 concessions are located in the Llanos Basin of Colombia and the Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 480,205 acres. During 2011, Hupecol marketed the La Cuerva and LLA 62 concessions and, as of March 7, 2012, was in negotiations with a prospective buyer for those properties.

At December 31, 2011, we had interests in 14 gross wells (0.22 net wells) in the La Cuerva block operated by Hupecol. Our net daily production during December 2011 from interests operated by Hupecol was approximately 27 barrels of oil (no natural gas) per day. Well depths range from 3,000 feet to 5,000 feet.

Our interest in the Serrania Block was acquired through a Farmout Agreement with the original operator of the block pursuant to which we will pay 25% of designated Phase 1 geological and seismic costs in return for a 12.5% interest in the Contract for Exploration and Production covering the Block.

During 2010, seismic work on the Serrania Block was completed.  During 2011, drilling preparation and seismic processing work was performed in connection with the planned drilling of initial test wells on the Block. The net costs incurred by Houston American Energy for the Phase 1 geological and seismic costs were approximately $390 thousand in 2009, $950 thousand in 2010 and $165 thousand in 2011.

Our working interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on a field in a concession. As of December 31, 2011, approximately 1,169 mboe have been produced from four fields in La Cuerva.

For 2012, Hupecol has advised us that they plan to drill two additional wells on the La Cuerva concession, shoot seismic on the LLA 62 concession, and drill one well on the Serrania concession.  Hupecol’s drilling and seismic plans for 2012 are based on an anticipated sale of those concessions in 2012 and may change if a sale of those concessions does not occur. Drilling on the Serrania concession is subject to conditions in the field and may be extended into the first quarter of 2013.  Houston American Energy’s estimated net cost associated with drilling the initial well on the Serrania concession is approximately $625 thousand and its share of estimated costs on other wells and seismic planned to be drilled by Hupecol in 2012 on La Cuerva and LLA 62 is approximately $180 thousand.

As operator of our various prospects, Hupecol has substantial control over the timing of drilling and selection of prospects to be drilled and we have limited ability to influence the selection of prospects to be drilled or the timing of such drilling operations and have no effective means of controlling the costs of such drilling operations.  Accordingly, our drilling budget is subject to fluctuation based on the prospects selected to be drilled by Hupecol, the decisions of Hupecol regarding timing of such drilling operations and the ability of Hupecol to drill and operate wells within estimated budgets.

SK Innovation Prospect

Pursuant to two Farmout Agreements and a Joint Operating Agreement, we hold an interest in the 345,452 acre CPO 4 Block located in the Western Llanos Basin and operated by SK Innovation. Under the Joint Operating Agreement, effective retroactive to May 31, 2009, SK Innovation acts as operator of the CPO 4 Block. Under the original Farmout Agreement, entered in 2009, we agreed to pay 25.0% of all past and future cost related to the CPO 4 block, as well as an additional 12.5% of the Seismic Acquisition Costs incurred during the Phase 1 Work Program, for which we received a 25.0% interest in the CPO 4 Block. Under a second Farmout Agreement, entered in 2010 and effective July 31, 2010, we acquired from SK an additional 12.5% interest in the CPO 4 Block and we agreed to pay our proportionate interest in ongoing costs plus 12.5% of certain defined costs relating to the development of the CPO 4 Block and 25% of seismic acquisition costs incurred with respect to the Phase 1 cost of the CPO 4 Block between June 18, 2009 and June 17, 2012.

As a result of the second Farmout Agreement, at December 31, 2011, we held a 37.5% interest in the CPO 4 Block.

Pursuant to the terms of, and in conjunction with, the second Farmout Agreement and the Joint Operating Agreement, we entered into a separate agreement with Gulf United Energy (“Gulf United”) whereby we waived our right of first refusal under the Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block.  SK Innovation, simultaneously, entered into an agreement with Gulf United to assign a 12.5% interest in the CPO 4 Block to Gulf United conditioned upon approval of the assignment by the National Hydrocarbon Agency of Colombia (the “ANH”) and the Republic of Korea.  Under our agreement with Gulf United, Gulf United agreed to pay us, not later than 30 days following receipt by Gulf United of ANH approval, our 12.5% share of past costs incurred through July 31, 2010 and our 25% share of seismic acquisition costs incurred through July 31, 2010 on the CPO 4 Block.

In November 2010, we paid our proportionate interest in the past costs attributable to the additional 12.5% interest acquired in the CPO 4 Block.  At December 31, 2011 and through the date of this filing, approval of the assignment to Gulf United by the ANH remained pending, as did Gulf United’s obligation to reimburse us the agreed 12.5% of past costs and 25% of seismic acquisition costs.

The Phase 1 Work Program consists of reprocessing approximately 400 kilometers of existing 2-D seismic data, the acquisition, processing and interpretation of a 2-D seismic program containing approximately 620 kilometers of data and the drilling of two exploration wells. The Phase 1 Work Program was modified to allow 3-D data to be shot in place of the initial 2-D requirement.  The Phase 1 seismic acquisition was completed during 2010 and the drilling of the first exploration well has ongoing at December 31, 2011. Our total expenditures on the CPO 4 Phase 1 Work Program were $8.2 million in 2010 and $13.01 million in 2011.

Drilling operations on the first well on the CPO-4 Block, the Tamandua #1 with a projected target depth of 16,300 feet, commenced in July 2011.  The well was subsequently sidetracked to address drilling issues associated with high pressure and inflows of hydrocarbons and fluids into the well bore.

As of December 31, 2011, the Tamandua #1 sidetrack well had been drilled to 13,989 feet, the top of the Mirador Formation, the first of the well’s four primary objective sands. Subsequently, and as of March 1, 2012, the Tamandua #1 sidetrack well had a 7 inch liner run to 13,913 feet and was drilled to total depth of 15,562 feet where Paleozoics were encountered.

While the well exhibited oil shows while drilling, and other indications of hydrocarbons such as log analysis that indicate possible productive sands, hole conditions prohibited sufficient testing of the bottom hole section.  After multiple attempts to evaluate the bottom section of the well, resulting in tool failures and stuck pipe, the operator determined not to re-enter the bottom hole section.  The operator, in turn, determined to come up the hole and to further evaluate the C-7 formation, where logging while drilling data showed approximately 200 feet of net resistive sands, and the C-9 formation, where logging while drilling data showed approximately 140 feet of net resistive sand (resistive sands do not necessarily mean pay).

Upon completion of further evaluation of the C-7 and C-9 formations in the Tamandua #1 sidetrack well, we anticipate that a well completion will be attempted after which we expect the rig to be moved to one of two locations on the CPO 4 block that are currently permitted and ready to receive a rig to commence drilling of a second test well on the block.  The operator has identified five additional drilling locations that are in various stages of permitting, location and construction.

Despite the information derived from the Tamandua#1 and Tamandua #1 sidetrack, there is no assurance that we will locate hydrocarbons in sufficient quantities to be commercially viable.

For 2012, SK Innovation has advised us that they plan to focus on completion of the Tamandua #1 sidetrack well and, subject to the results of such well, the drilling of up to 3 additional wells and the shooting of approximately 410 km2  of 3-D seismic on CPO 4.  Our budgeted expenditures on the CPO 4 Block for 2012 are approximately $40.0 million.

Drilling Activity

During 2011, we participated in the drilling of a total of 13 gross wells, all of which were in Colombia.  Of the 13 wells drilled, 11 were classified as exploratory and 2 were classified as development. Our 2011 drilling program achieved a 53.9% success rate. The following table summarizes the number of wells drilled during 2011, 2010, and 2009, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	2	0.032	2	0.032	4	0.500
Non-productive	—	—	—	—	1	0.125
Total development wells	2	0.032	2	0.032	5	0.625
Exploratory wells, completed as:
Productive	5	0.080	7	0.439	5	0.407
Non-productive	6	0.096	3	0.204	5	0.486
Total exploratory wells	11	0.176	10	0.643	10	0.893

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2011, we had no wells in progress or awaiting completion in the United States and one gross (0.375 net) well in progress in Colombia.

 Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2011, we owned interests in 20 gross wells. As of December 31, 2011, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	—	6
Net	—	0.20
Colombia
Gross	14	—
Net	0.22	—
Total
Gross	14	6
Net	0.22	0.20

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2011:

	Year Ended December 31,
	2011		2010	2009
Net Production:
Gas (Mcf):
United States	10,838		17,798	15,761
Colombia	—		—	—
Total	10,838		17,798	15,761

Oil (Bbls):
United States	1,092		1,540	1,581
Colombia	9,924		260,239	129,782
Total	11,016		261,779	131,363

Average sales price:
Gas ($ per Mcf)
United States	$3.90		$5.01	$4.89
Colombia	—		—	—
Total	3.90		5.01	4.89

Oil ($ per Bbl)
United States	97.10		76.21	59.99
Colombia	101.56		74.17	61.21
Total	101.12		74.18	61.20

Average production costs ($ per BOE):
United States	16.05		8.50	26.01
Colombia	80.13	(1)	31.08	35.95
Total	$65.65		$30.70	$35.33

(1)
The increase in production costs per BOE in Colombia during 2011 reflect reduced production volumes in 2011 following the sale of our principal producing properties in 2010 and disproportionately high fixed production costs in Colombia.

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2011, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (SEC).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed
United States	6,540	86,800	21,007
Colombia	30,846	—	30,846
Total Proved Developed Reserves	37,386	86,800	51,853
Proved Undeveloped
United States	—	—	—
Colombia	63,774	—	63,774
Total Proved Undeveloped Reserves	63,774	—	63,774
Total Proved Reserves	101,160	86,800	115,627

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$1,463,350	$2,425,009	$3,888,359
Standardized measure (3)	$1,148,984	$1,904,054	$3,053,038

(1)
In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2011.  For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2011.  The average prices utilized for purposes of estimating our proved reserves were $100.82 per barrel of oil and $4.77 per mcf of natural gas for our US properties and $95.78 per barrel of oil for our Colombian properties, adjusted by property for energy content, quality, transportation fees and regional price differentials.  The prices should not be interpreted as a prediction of future prices.  The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

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

Our year-end reserve report is prepared by Lonquist & Co. based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geosciences and engineering data, and other information provided to them by our management team and by the various Hupecol entities that operated all of our proved properties in Colombia at December 31, 2011.  Lonquist & Co. also prepares reserve estimates for the various Hupecol entities. This information is reviewed by knowledgeable members of our Company to ensure accuracy and completeness of the data, as it pertains to our Company, prior to submission to Lonquist & Co. Upon analysis and evaluation of data provided, Lonquist & Co. issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our Senior Vice President of Exploration, a degreed geophysicist with over 25 years oil and gas industry experience, and our President for completeness of the data presented and reasonableness of the results obtained.  Once any questions have been addressed, Lonquist & Co. issues the final appraisal report, reflecting their conclusions.

Lonquist & Co. is an independent professional engineering firm specializing in the technical and financial evaluation of oil and gas assets. Lonquist & Co’s report was conducted under the direction of Don E. Charbula, P.E., Vice President of Lonquist & Co. Mr. Charbula holds a BS in Petroleum Engineering from The University of Texas at Austin and is a registered professional engineer with more than 30 years of experience in production engineering, reservoir engineering, acquisitions and divestments, field operations and management. Lonquist & Co., and its employees, have no interest in our Company and were objective in determining our reserves.

The SEC’s rules with respect to technologies that a company can use to establish reserves allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.  Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Lonquist & Co. used a combination of production and pressure performance, simulation studies, offset analogies, seismic data and interpretation, geophysical logs and core data to calculate our reserves estimates.

Proved Undeveloped Reserves

As of December 31, 2011, our proved undeveloped reserves totaled 63.8 mbbls of oil and 0 mcf of natural gas, for a total of 63.8 mbbls compared to 43.9 mbbls of oil and 0.0 mcf of natural gas, for a total of 43.9 mbbls as of December 31, 2010.

PUD Locations

All of our proved undeveloped reserves at December 31, 2011 were associated with our properties in Colombia operated by Hupecol.

Changes in Proved Undeveloped (“PUD”) Reserves

Changes in PUD Reserves that occurred during 2011 were due to positive revisions of 19.825 mboe in PUD reserves due to Hupecol’s on-going drilling program and subsequent changes in subsurface mapping.

Development Cost

Estimated future development costs relating to the development of proved undeveloped reserves are projected to be $486 thousand for 2012 and $124 thousand thereafter.

Drilling Plans

All proved undeveloped locations are scheduled to be drilled or otherwise converted to proved developed reserves before the end of 2016.  None of our proved undeveloped locations have been booked for longer than five years.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions), categorized by geographical area, which we held as of December 31, 2011:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	2,409	70	3,805	1,427
Colombia	8,960	143	816,697	179,835
Total	11,369	213	820,502	181,262

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2011, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2012	749	281
December 31, 2013	122	46
December 31, 2014	2,185	819
December 31, 2015	749	281
December 31, 2016 and later	816,697	179,835
Total	820,502	181,262

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

Marketing

At December 31, 2011, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of March 1, 2012, we had 4 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

Climate Change Legislation and Greenhouse Gas Regulation

Federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects the emission of “greenhouse gases” may have on the environment and climate worldwide. These effects are widely referred to as “climate change.” Since its December 2009 endangerment finding regarding the emission of greenhouse gases, the EPA has begun regulating sources of greenhouse gas emissions under the federal Clean Air Act. Among several regulations requiring reporting or permitting for greenhouse gas sources, the EPA finalized its “tailoring rule” in May 2010 that determines which stationary sources of greenhouse gases are required to obtain permits to construct, modify or operate on account of, and to implement the best available control technology for, their greenhouse gases. In November 2010, the EPA also finalized its greenhouse gas reporting requirements, beginning in March 2012, for certain oil and gas production facilities.

Moreover, in recent past the U.S. Congress has considered establishing a cap-and-trade program to reduce U.S. emissions of greenhouse gases. Under past proposals, the EPA would issue or sell a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of such legislation, if ever adopted, would be to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products, and natural gas. In addition, while the prospect for such cap-and-trade legislation by the U.S. Congress remains uncertain, several states have adopted, or are in the process of adopting, similar cap-and-trade programs.

As a crude oil and natural gas company, the debate on climate change is relevant to our operations because the equipment we use to explore for, develop and produce crude oil and natural gas emits greenhouse gases. Additionally, the combustion of carbon-based fuels, such as the crude oil and natural gas we sell, emits carbon dioxide and other greenhouse gases. Thus, any current or future federal, state or local climate change initiatives could adversely affect demand for the crude oil and natural gas we produce by stimulating demand for alternative forms of energy that do not rely on the combustion of fossil fuels, and therefore could have a material adverse effect on our business. Although our compliance with any greenhouse gas regulations may result in increased compliance and operating costs, we do not expect the compliance costs for currently applicable regulations to be material. Moreover, while it is not possible at this time to estimate the compliance costs or operational impacts for any new legislative or regulatory developments in this area, we do not anticipate being impacted to any greater degree than other similarly situated competitors.

Web Site Access to Reports

Our Web site address is www.houstonamericanenergy.com. We make available, free of charge on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this report and you should not consider information contained on our website as part of this report.

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

Our divestiture strategy exposes us to risks associated with a lack of diversification and a concentration of properties, increased dependence on a small number of properties and disproportionate risk of loss associated with drilling results and operations of one or a small number of properties.

Because a significant element of our strategy has been the opportunistic divestiture of properties and redeployment of financial resources to new resource plays or properties, we have historically been focused on development of a small number of geographically concentrated prospects.  Accordingly, we lack diversification with respect to the nature and geographic location of our holdings.  As a result of such concentration of holdings, we are exposed to higher dependence on individual resource plays and may experience substantial losses should a single individual prospect prove unsuccessful. Absent other operating properties, the failure or underperformance of a single prospect could materially adversely affect our financial resources, reserve and production outlook and profitability.  In particular, during 2011 we committed a substantial portion of the proceeds received from our 2010 divestiture of Hupecol properties to a drilling program on our CPO 4 prospect. At December 31, 2011, drilling operations were ongoing on the Tamandua #1 sidetrack well on the CPO 4 prospect.  The ultimate results of the Tamandua #1 sidetrack well have yet to be determined.  Given our focus on development of the CPO 4 prospect, including the commitment of substantial financial resources, and the limited current production levels from our other prospects, failure to complete the Tamandua #1 sidetrack well as a commercial well would have a material adverse effect on our financial position and operating outlook.

A substantial percentage of our properties are undeveloped; therefore the cost of developing our properties and risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

Because a substantial percentage of our properties are unproven or proved undeveloped, we require significant capital to prove and develop such properties before they may become productive. At December 31, 2011, approximately 99% of our net acreage was unproven and 63% of our proved reserves were undeveloped. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

While our development costs were funded during 2011 with funds on hand and cash flow from our other producing properties, our funds on hand at December 31, 2011 and anticipated cash flow from operations in 2012 are not sufficient to fund our 2012 drilling budget. Accordingly, unless we are able to secure additional financing or substantially increase our operating cash flow, we may be required to curtail our drilling plans.  We do not presently have any commitments to provide additional financing to support our 2012 drilling budget.  If we are unable to secure additional financing, we may be unable to meet certain contractual commitments regarding the development of our properties and, as a result, may incur penalties or risk losing some or all of our interest in properties for which we fail to satisfy our funding commitments.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development activities, prevailing oil and natural gas prices and other factors, many of which are beyond our control. During the years ended December 31, 2009 and 2010, revisions to prior estimates resulted in positive revisions in 2009 and 2010. Positive revisions during fiscal year 2009 amounted to 46.8% of prior year-end gas reserves and 8.2% of prior year-end proved oil reserves.  Positive revisions during fiscal year 2010 amounted to 42.5% of prior year-end gas reserves and 2.6% of prior year-end proved oil reserves.

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

We may be exposed to substantial fines and penalties if we or our partners fail to comply with laws and regulations associated with our activities in foreign countries, including Colombia, regarding  U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and other corrupt practices.

Our Colombian assets constitute our principal assets and consist exclusively of minority, non-operator project interests.  Third parties act as the operator of each of our oil and gas wells and control all drilling and operating activities conducted with respect to our Colombian properties. Therefore, we have limited control over decisions related to activities on our properties, and we cannot provide assurance that our partners or their employees, contractors or agents will not take actions in violation of applicable anti-corruption laws and regulations. In the course of conducting business in Colombia, we have relied primarily on the representations and warranties made by our operating and non-operating partners in the farmout and joint operating agreements which govern our respective project interests to the effect that:

•
each party has not and will not offer or make payments to any person, including a government official, that would violate the laws of the country of operations, the country of formation of any of the partners or the principals described in the Convention on Combating Bribery of Foreign Public Officials in International Business Transactions; and

•	each party will maintain adequate internal controls, properly record and report all transactions and comply with the laws applicable to the transaction.

While we have periodically inquired as to the continuing accuracy of these representations, as a minority non-operator, we are limited in our ability to assure compliance.  Consequently, we cannot provide assurance that the procedural safeguards, if any, adopted by our partners or the representations and warranties contained in these agreements and our reliance on them will protect us from liability should a violation occur. Any violations of the anti-bribery, accounting controls or books and records provisions of the FCPA by us or our partners could subject us and, where deemed appropriate, individuals, in certain cases, to a broad range of  civil and criminal penalties, including but not limited to, imprisonment, injunctive relief, disgorgement, substantial fines or penalties, prohibitions on our ability to offer our products in one or more countries, imposed modifications to business practices and compliance programs, including retention of an independent monitor to oversee compliance, and could also materially damage our reputation, our business and our operating results.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are properties on which we have identified what we believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that approximately 55.2% of our reserves are currently proved undeveloped. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

Our operations in Colombia are subject to a substantial degree of control by the operators of the properties in which we hold interests in Colombia. We are an investor in Hupecol and our interest in the assets and operations of Hupecol represent a substantial portion of our current operating assets in Colombia. During 2008 and 2010, respectively, Hupecol sold its interest in a concession and in two entities holding multiple concessions each representing, at the time, the largest prospect(s) in terms of reserves and revenues in which we then held an interest. In 2011, Hupecol marketed additional interests including our principal producing property in Colombia. In early March 2009, Hupecol determined to temporarily shut-in production from our Colombian properties. It is possible that Hupecol will carry out similar sales or acquisitions of prospects or make similar decisions in the future. Our management intends to closely monitor the nature and progress of future transactions by Hupecol in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction.

In addition to Hupecol’s control of decisions regarding properties operated by Hupecol in Colombia, as minority owners, we are subject to substantial control of other properties in Colombia in which we hold interests that are operated by SK Innovation. Our Colombian assets consist exclusively of minority, non-operator project interests in certain Colombian assets owned and operated by Hupecol, LLC and a 37.5% non-operated working interest in certain Colombian assets owned and operated by SK Innovation. Our passive investments in such Colombian assets constitute our principal assets, and as a result, our financial results are directly affected by the independent strategies and decisions of Hupecol and SK Innovation.

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

We expect to need additional financing to fund our 2012 drilling budget and may need additional financing to support operations and future capital commitments.

While our operating cash flows and funds on hand supported our drilling budget and operations during 2011, including funding drilling costs on our Tamandua #1 well, delays in drilling and completion of the Tamandua #1 well and the resulting delay in bringing that well on line have resulted in our cash position declining below levels anticipated prior to commencement of drilling of the Tamandua #1 well.  While we believe that our funds on hand are sufficient to support our existing operations, including completion of drilling operations on the Tamandua #1 well, they are not sufficient to support our 2012 drilling budget or to support investments in additional properties. In order to fully fund our 2012 drilling budget we expect that we will need to secure additional financing. We have no commitments to provide any additional financing, if needed, and may be limited in our ability to obtain the capital necessary to support operations, complete development, exploitation and exploration programs or carry out new acquisition or drilling programs. We have not thoroughly investigated whether this capital would be available, who would provide it, and on what terms. If we are unable, on acceptable terms, to raise the required capital, our business may be seriously harmed.

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

At March 1, 2012, our directors and executive officers owned approximately 39.1% of our outstanding common stock. As a result, our current directors and executive officers are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. Such level of control of the Company may delay or prevent a change of control on terms favorable to the other shareholders and may adversely affect the voting and other rights of other shareholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease approximately 4,739 square feet of office space in Houston, Texas as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The average monthly rental under the lease, which expires on May 31, 2017, is $7,701. A description of our interests in oil and gas properties is included in “Item 1. Business.”

Item 3.	Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business. As of March 1, 2012, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

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

		High	Low	Dividend
Calendar Year 2011	Fourth Quarter	$17.05	$10.06	$0.000
	Third Quarter	20.90	12.50	0.000
	Second Quarter	18.45	13.55	0.000
	First Quarter	19.14	13.06	0.000

Calendar Year 2010	Fourth Quarter	$18.52	$10.40	$0.205
	Third Quarter	10.99	8.50	0.005
	Second Quarter	20.35	9.30	0.005
	First Quarter	18.55	6.39	0.005

At March 1, 2012, the closing price of the common stock on AMEX was $7.00 per share.

Holders

As of March 1, 2012, there were approximately 884 shareholders of record of our common stock, excluding holders in street name.

Dividends

The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,833,582	$7.02	734,752
Equity compensation plans not approved by security holders	—	—	—
Total	1,833,582	$7.02	734,752

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

The following performance graph compares the change in the cumulative total return of Houston American Energy’s common stock, the Dow Jones U.S. Exploration and Production Index, and the S&P 500 Index for the five years ended December 31, 2011. The graph assumes that $100 was invested in the Company’s common stock and each index on December 31, 2006, and that dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG
HOUSTON AMERICAN ENERGY CORPORATION, THE S&P 500 INDEX
AND DJ U.S. EXPL & PROD. INDEX

	December 31,
	2006	2007	2008	2009	2010	2011
Houston American Energy Corporation	$100	$41	$46	$84	$247	$170
S&P 500 Index	$100	$105	$67	$84	$97	$99
DJ U.S. Expl. & Prod. Index	$100	$144	$86	$121	$141	$135

Item 6.	Selected Financial Data

The following table sets forth a summary of selected historical financial information for each of the years in the five-year period ended December 31, 2011. This information is derived from our Financial Statements and the notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2011	2010	2009	2008	2007

Statement of Operations Data:
Revenue:
Oil and gas revenue	$1,156,178	$19,508,894	$8,116,275	$10,622,050	$4,977,172
Expenses of operations:
Lease operating expense and severance tax	854,319	8,142,444	4,746,295	3,366,740	1,841,119
Joint venture expense	13,930	156,686	172,890	183,510	149,200
Depreciation and depletion	185,931	3,161,366	1,900,631	5,816,691	1,099,826
Impairment of oil and gas properties	—	—	—	5,621,106	348,019
General and administrative expense	4,952,560	4,896,955	2,768,195	3,152,930	1,568,228
Total operating expenses	6,006,740	16,357,451	9,588,011	18,140,977	5,006,392
Loss (gain) on sale of oil and gas properties	1,026,608	(27,159,114)	—	(7,615,236)	—
Income (loss) from operations	(5,877,170)	30,310,557	(1,471,736)	96,309	(29,220)
Other income (expense):
Interest income	66,852	65,155	64,882	295,375	649,742
Other income (expense)	(95,872)	8,092	—	—	—
Total other income (expense)	(29,020)	73,247	64,882	295,375	649,742
Net income (loss) before income taxes	(5,906,190)	30,383,804	(1,406,854)	391,684	620,522
Income tax expense (benefit)	(1,570,816)	9,353,864	(737,406)	(73,261)	127,116
Net income (loss)	$(4,335,374)	$21,029,940	$(669,448)	$464,945	$493,406
Basic net income (loss) per share	$(0.14)	$0.68	$(0.02)	$0.02	$0.02
Diluted net income (loss) per share	$(0.14)	$0.66	$(0.02)	$0.02	$0.02
Cash dividends paid per share	$0.00	$0.22	$0.04	$0.04	$—

Cash Flow Data:
Cash flow from operating activities	$(4,633,032)	$8,290,671	$(484,677)	$1,452,054	$1,801,481
Cash flow from investing activities	(11,930,534)	12,660,487	(9,239,263)	8,787,853	(1,792,672)
Cash flow from financing activities	(162,600)	6,267,845	11,786,383	(747,031)	—

Balance Sheet Data (at end of period):
Working capital	$19,636,540	$34,255,206	$16,365,490	$10,536,834	$10,358,502
Property, plant and equipment, net	23,795,880	10,691,421	11,356,255	5,263,131	10,017,045
Total assets	48,657,936	55,476,428	34,062,829	22,637,054	20,714,797
Long-term debt, less current portion	45,039	26,761	332,912	205,524	135,267
Total stockholders’ equity	48,315,926	50,364,637	33,245,312	21,048,248	20,243,447

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent energy company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties in the U.S. Gulf Coast region and in South America.  Our oil and gas reserves and operations are concentrated primarily in the South American country of Colombia and in the onshore Gulf Coast region, particularly Texas and Louisiana.

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

Recent Developments

Production Levels, Revenues and Profitability – Sale of HDC, LLC and HL, LLC

Our production levels, revenues and profitability during 2011, as compared to 2010, were adversely affected by the sale, in late 2010, of our interest in certain prospects and producing properties located in Colombia.

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

HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date. Fifteen percent of the sales price of each of HDC, LLC and HL, LLC was held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims. In addition to the fifteen percent escrowed, Hupecol LLC (“Hupecol”) withheld 5% of the proceeds in escrow for any contingencies that may arise from the transactions. During 2011, we received a partial payment of $516,392 from Hupecol for the 5% contingency withheld related to HL, LLC. Pursuant to our 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, we received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back. Following completion of the sale of HDC, LLC and HL, LLC, we had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

During 2010, respectively, the Dorotea, Cabiona, Leona and Las Garzas blocks accounted for approximately 254,785 barrels of oil (net to our interest) produced, or 98% of our total production, and $18,880,298 of revenues.

During 2011, proceeds from the 2010 sale were redeployed principally to exploration costs associated with our CPO 4 prospect in Colombia and, to a lesser extent, other Hupecol operated prospects.  We are substantially dependent upon the results of our ongoing drilling program in Colombia, particularly our CPO 4 prospect, to replace, and grow, the reserves, production and revenues attributable to the prospects sold in 2010.

The following table presents pro forma data that reflects revenue and income from continuing operations for 2010 as if the HDC, LLC and HL, LLC sale had occurred at January 1, 2010.

Pro-Forma Information	2010

Oil and gas revenue	$628,596
Income (loss) from operations	(3,213,162)

Drilling Activity

During 2011, we drilled 13 international wells in Colombia, as follows:

•	13 wells were drilled on concessions in which we hold a 1.6% working interest, of which 7 were completed and in production at December 31, 2011 and 6 were dry holes.

At December 31, 2011, drilling operations were ongoing on our CPO 4 prospect in Colombia.  See “CPO 4 Development” below.

During 2011, no domestic wells were drilled and, at December 31, 2011, no domestic drilling operations were ongoing.

CPO 4 Development

During 2011, our capital expenditures relating to development of our CPO 4 prospect totaled $13,010,000 and related principally to drilling preparation and seismic processing and commencement of our first test well.

Drilling operations on the Company’s first well on the CPO-4 block in Colombia, the Tamandua #1, with a projected target depth of 16,300 feet, commenced in July 2011 and was subsequently sidetracked to address drilling issues associated with high pressure and inflows of hydrocarbons and fluids into the well bore. As of December 31, 2011, the sidetrack well had been drilled to 13,989 feet and efforts were ongoing to control the well bore while continuing drilling to the target depth.

Subsequently, and as of March 1, 2012, the Tamandua #1 sidetrack well had a 7 inch liner run to 13,913 feet and was drilled to total depth (“TD”) at 15,562 feet.   Upon drilling the well to TD, the well encountered Paleozoics which was a clear indication that the TD had been reached.

While the well exhibited oil shows while drilling, and other indications of hydrocarbons such as log analysis that indicate possible productive sands, hole conditions have prohibited sufficient testing on the bottom hole sections.  There have been many attempts to evaluate the well resulting in tool failures and stuck pipe, and current conditions are such that the operator has made the decision not to try to reenter the bottom hole sections.  As a result of these developments, the decision has been made that without the ability to effectively test the lower zones, the most prudent course of action is to plug back the well and to further evaluate the C-7 and C-9 Formations.  As indicated by the Logging While Drilling data, the well encountered approximately 200 feet of net resistive sands in the C-7 formation and approximately 140 feet of net resistive sands in the C-9 formation (resistive sands do not necessarily mean pay).

After attempting to complete the well, the rig is expected to be moved to one of two locations that are currently permitted and ready to receive the rig.  In addition, the operator has five additional locations that are in various stages of permitting, location and construction.

We anticipate completion of the Tamandua #1 well during the first quarter of 2012 with well testing and, as appropriate, completion of the well to follow.  Drilling of a second test well on the CPO 4 prospect is expected to commence shortly after completion of the Tamandua #1 well.

Serrania Development

During 2011, our capital expenditures relating to development of our Serrania prospect totaled $165,500 and related principally to drilling preparation and seismic processing.  For 2012, Hupecol has advised us that they plan to drill one well on the Serrania concession.  Drilling on the Serrania concession will be subject to conditions in the field and may be extended into the first quarter of 2013.  Houston American Energy’s estimated net cost associated with drilling the initial well on the Serrania concession is approximately $625 thousand.

Leasehold Activity

During 2011, our Macaya and Los Picachos Technical Evaluation Agreements were converted to exploration and production contracts.  Subject to final ANH approval of our interest in each contract, we hold a 12.5% interest in each of the Macaya prospect and the Los Picachos prospect.

Asset Sales

In addition to the above described 2010 sale of our indirect interests in the Dorotea, Cabiona, Leona and Las Garzas blocks in Colombia, during 2010, we divested our direct interest in acreage in Karnes County, Texas.

As a result of the 2010 sales, we realized a gain on the sale of oil and gas properties of $27,159,114 during 2010.  As a result of post-closing adjustments relating to our 2010 sale of Colombian assets, we realized a loss on sale of assets of $1,026,608 during 2011.

Hupecol, the operator of our Colombian assets, other than CPO 4, continues to periodically undertake efforts to divest prospects in an opportunistic manner where it believes that proceeds from such divestitures can be redeployed on a more favorable basis.  During 2011, Hupecol engaged an advisor to market the La Cuerva and LLA 62 prospects in Colombia.  Hupecol is currently in negotiations with a prospective buyer of those properties, and it is anticipated that a sale will take place during 2012.

Compensation Expense

In June 2011, our board of directors approved, and we paid, cash bonuses totaling $526,000, and granted an aggregate of 45,000 shares of restricted stock with a fair value of $743,400, to our senior management team to vest over three years and, effective July 1, 2011, we increased the base salary of members of our senior management team by 5%.  In June 2010, our board of directors approved, and we paid, cash bonuses to our senior management team totaling $637,500 and, effective June 15, 2010, we increased the base salary of members of our senior management team by 10%.  In August 2010, we expanded our management team with the appointment of a then-consultant to serve as Senior Vice President of Exploration.

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

During 2011, we granted stock options to our non-employee directors to purchase an aggregate of 106,250 shares of common stock with 25,000 options vesting immediately and 81,250 options vesting 20% on date of grant and 80% on March 13, 2012. During 2011, we recognized non-cash compensation expense associated with grants of restricted stock and stock options totaling $2,342,892.

As of December 31, 2011, there was $731,925 of total unrecognized compensation cost related to unvested restricted stock and $2,574,620 of total unrecognized compensation cost related to unvested stock options.  The cost of the unvested restricted stock is expected to be recognized over a weighted average period of approximately 2.45 years and the cost of the unvested stock options is expected to be recognized over a weighted average period of 2.07 years.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2011. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2011 and 2010:

	At December 31, 2011	At December 31, 2010
Acquisition costs	$5,325,369	$2,795,439
Evaluation costs	17,565,575	7,463,541
Total	$22,890,944	$10,258,980

The carrying value of unevaluated oil and gas prospects includes $22,028,895 and $9,647,632 expended for properties in South America at December 31, 2011 and December 31, 2010, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Oil and Gas Revenues. Total oil and gas revenues decreased 94%, to $1,156,178, in 2011 from $19,508,894 in 2010.

The decrease in revenue was due to the 2010 sale of our indirect interests in the Dorotea, Cabiona, Leona and Las Garzas blocks, partially offset by (1) higher average sales prices for oil during 2011 and (2) oil production from 7 new wells brought onto production during 2011.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2011 and 2010:

	2011	2010 (1)
Gross producing wells	20	34
Net producing wells	0.42	2.704
Net oil production (Bbls)	11,016	261,779
Net gas production (Mcf)	10,838	17,798
Oil—Average sales price per barrel	$101.12	$74.18
Gas—Average sales price per mcf	$3.90	$5.01

(1)
As noted elsewhere, we sold our indirect interest in four Colombian concessions in December 2010.  Of the wells and production shown in 2010, the concessions sold in December 31, 2010 account for 19 gross wells, 2.375 net wells and 254,785 bbls of net oil production.

The change in gross and net producing wells reflects the 2010 sale of our interest in wells associated with the Dorotea, Cabiona, Leona and Las Garzas blocks and the drilling and completion of 7 gross (.112 net) wells in 2011.  In addition, two of our gross well (.018 net wells) went off-line in 2011.

The change in average sales prices realized reflects a rise in global oil prices and declining domestic natural gas prices.

Oil and gas sales revenues for 2011 and 2010 by region were as follows:

	Colombia	U.S.	Total
2011
Oil sales	$1,007,912	$106,037	$1,113,949
Gas sales	$—	$42,229	$42,229
2010
Oil sales	$19,302,303	$117,360	$19,419,663
Gas sales	$—	$89,231	$89,231

 Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, decreased 90% to $854,319 in 2011 from $8,142,444 in 2010.

The decrease in total lease operating expenses was attributable to the 2010 sale of our interests in the Dorotea, Cabiona, Leona and Las Garzas blocks.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2011	$795,247	$59,072	$854,319
2010	$8,088,230	$54,214	$8,142,444

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line, either on our continuing Hupecol blocks or our CPO 4 block not operated by Hupecol.

Joint Venture Expenses. Joint venture expenses totaled $13,930 in 2011 compared to $156,686 in 2010. The joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by Hupecol.  The decrease in joint venture expenses was attributable to reduced allocated administrative costs following the December 2010 divestiture of assets operated by Hupecol.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 94% to $185,931 in 2011 from $3,161,366 in 2010. The decrease in depreciation and depletion was due to the 2010 sale of assets discussed above.

Gain (Loss) on sale of oil and gas properties. The sale of our indirect interests in Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC resulted in a gain of $25,397,048, and the sale of our Karnes County, Texas interests resulted in a gain of $1,762,066 during 2010.  Post-closing purchase price adjustments relating to our 2010 sale of Colombian assets and our prior 2008 sale of Colombian assets resulted in a loss on sale of oil and gas properties of $1,026,608 in 2011.

General and Administrative Expenses. General and administrative expense increased by 1% to $4,952,560 in 2011 from $4,896,955 in 2010. The increase in general and administrative expense was primarily attributable to an increase in salary attributable to the hiring of an additional executive in late 2010 and increases in base salary in 2010 and 2011 and a restricted stock grant in 2011, partially offset by higher bonuses and stock option grants during 2010 and the imposition during 2011 of a vesting schedule on director option grants which resulted in the deferral of recognition of $190,489 compensation expense relating to such grants until 2012.

Other Income (Expense). Other income (expense) consists of interest earned on cash balances net of other bank fees. Net other expense totaled $29,020 in 2011 as compared to net other income of $73,247 in 2010. The change was attributable to fees incurred during 2011 attributable to our Standby Letter of Credit and operations in Colombia.

Income Tax Expense/Benefit. We reported an income tax benefit of approximately $1.6 million in 2011 as compared to an income tax expense of approximately $9.4 million in 2010.  The current year benefit consists of the $1.2 million benefit as discussed in Note 3 – Income Taxes as well as a federal income tax refund of $505,874 received during the tax year. The decrease in income tax expense in 2011 was attributable to decreased revenues and profitability of our Colombian operations following our 2010 sale of assets discussed above.

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

The increase in revenue is principally due to (1) higher average sales prices for oil and gas during 2010 reflecting increased commodity pricing due to improved global macroeconomic conditions compared to 2009 and (2) increased oil production due to new wells brought onto production and production from our Colombian properties for the full period in 2010 as compared to 2009, when production was temporarily shut-in for 52 days due to market conditions, partially offset by the sale, in December 2010, of our indirect interest in the entities holding four concessions in Colombia.

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

Other Income. Other income consists primarily of interest earned on cash balances. Other income totaled $73,247 in 2010 as compared to $64,882 in 2009. The increase in other income resulted primarily from an increase in larger average interest earning cash balances.

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

Financial Condition

Liquidity and Capital Resources. At December 31, 2011, we had a cash balance of $9,930,284 and working capital of $19,636,540 compared to a cash balance of $26,656,450 and working capital of $34,255,206 at December 31, 2010. The decrease in cash and working capital during 2011 was primarily attributable to the payment of U.S. federal income taxes, the decline in profitability following the 2010 sale of assets discussed above and the payment of our proportionate share of costs relating to the drilling and related work on the CPO 4 prospect and drilling preparations on the Serrania prospect.

Cash Flows. Operating activities used $4,633,032 of cash during 2011 compared to $8,290,671 of cash provided during 2010. The decrease in cash flows from operations was primarily attributable to the decline in profitability during 2011 following the 2010 asset sale discussed above as well changes in receivables and payables.

Investing activities used $11,930,534 of cash during 2011 as compared to $12,660,487 of cash provided during 2010. Funds used in investing activities during 2011 principally reflect investments in oil and gas properties and assets of $13,280,858, payment of a deposit of $54,856 and purchase of securities $601,074 partially offset by proceeds from escrow receivable of $2,006,254. Funds provided by investing activities during 2010 reflect the receipt of proceeds from the sale of our Karnes County, Texas property and our indirect interest in four Colombian concessions which provided, in the aggregate, approximately $25,942,822 of net proceeds.  The funds provided by investing activities during 2010 were partially offset by investments in oil and gas properties and assets and property plant and equipment of $8,740,642 and payments of $3,951,370 of costs associated with the CPO 4 prospect that are reimbursable by Gulf United and recorded as accounts receivable - other.

We had cash used in financing activities during 2011 of $162,600 of stock offering costs associated with stock issued in 2009. Financing activities used $6,267,845 of cash during 2010. Funds used by financing activities during 2010 consisted of cash dividends paid of $6,837,845, partially offset by warrant exercise proceeds received of $570,000.

Long-Term Liabilities. At December 31, 2011, we had long-term liabilities of $45,039 as compared to $26,761 at December 31, 2010. Long-term liabilities at December 31, 2011 and December 31, 2010 consisted of a reserve for plugging costs and deferred rent liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects.

During 2011, we invested $13,280,858 for the acquisition and development of oil and gas properties, which included expenses related to (1) drilling of 13 wells in Colombia ($9,683,739), including $9,042,364 million of drilling costs on the Tamandua #1 test well on our CPO 4 prospect, (2) seismic and geological costs in Colombia ($1,067,187), (3) leasehold costs on U.S. properties ($250,702), and (4) acquisition and evaluation costs in Colombia ($2,279,230).

At December 31, 2011, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2011:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$498,592	$87,672	$180,486	$189,955	$40,479
Total	$498,592	$87,672	$180,486	$189,955	$40,479

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

Planned Drilling, Leasehold and Other Activities. As of December 31, 2011, our acquisition and drilling budget for 2012 totaled approximately $40.8 million and related principally to (1) drilling 2 wells in Colombia on existing Hupecol prospects; (2) drilling 1 well on the Serrania Block; (3) completion of the first test well on the CPO 4 Block and drilling 3 additional wells on the CPO 4 Block, and (4) shooting approximately 410 km2 of 3-D seismic on CPO 4. Additional wells may be drilled at locations to be determined based on the results of the planned drilling projects. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

Due to delays in drilling the Tamandua #1 well and the subsequent delays in putting the well online, we anticipate that we will require additional financing to fully fund our 2012 drilling budget and our ongoing efforts to acquire additional prospects. The amount of additional financing we may require, and the timing on which we may require such financing, is dependent upon the ultimate results of the Tamandua #1 well and the timing of planned operations which, in each instance, are controlled by the operators of our various properties. If we are unable to fully fund our 2012 drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments. We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our 2012 drilling budget and to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2011.

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

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements” on page 40 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by GBH CPAs, PC, an independent registered public accounting firm who audited our consolidated financial statements as of and for the year ended December 31, 2011, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2011, and their ages and positions as of that date, are as follows:

Name	Age	Position
John F. Terwilliger	64	President, Chief Executive Officer and Chairman
James J. Jacobs	34	Chief Financial Officer
Kenneth Jeffers	51	Senior Vice President of Exploration

John F. Terwilliger has served as our President, CEO and Chairman since our inception in April 2001.

James J. Jacobs has served as our Chief Financial Officer since July 2006. From April 2003 until joining the Company, Mr. Jacobs served as an Associate and as Vice President—Energy Investment Banking at Sanders Morris Harris, Inc., an investment banking firm, where he specialized in energy sector financing and transactions. Previously, Mr. Jacobs was an Energy Finance Analyst at Duke Capital Partners, LLC from June 2001 to April 2003 and a Tax Consultant at Deloitte & Touché, LLP. Mr. Jacobs holds a Masters of Professional Accounting and a Bachelor of Business Administration from the University of Texas.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page 40 of this report.

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	8/3/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	8/3/01	4.1

10.1	Houston American Energy Corp. 2005 Stock Option Plan*	8-K	8/16/05	10.1

10.2	Form of Director Stock Option Agreement*	8-K	8/16/05	10.2

10.3	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	4/28/08	Ex A

10.4	Form of Subscription Agreement, dated November 2009 relating to the sale of shares of common stock	8-K	12/03/09	10.1

10.5	Employment Agreement of Kenneth Jeffers*	10-K	03/15/11	10.6

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	3/26/04	14.1

23.1	Consent of GBH CPAs, PC				X

23.2	Consent of Lonquist & Co., LLC				X

31.1	Section 302 Certification of CEO				X

31.2	Section 302 Certification of CFO				X

32.1	Section 906 Certification of CEO				X

32.2	Section 906 Certification of CFO				X

99.1	Code of Business Ethics	8-K	7/7/06	99.1

99.2	Report of Lonquist & Co., LLC				X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 7, 2012

	By:	/s/ John F. Terwilliger
John F. Terwilliger President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Terwilliger	Chairman, Chief Executive Officer,	March 7, 2012
John F. Terwilliger	President and Director (Principal Executive Officer)

/s/ O. Lee Tawes III	Director	March 7, 2012
O. Lee Tawes, III

/s/ Stephen Hartzell	Director	March 7, 2012
Stephen Hartzell

/s/ John P. Boylan	Director	March 7, 2012
John P. Boylan

/s/ Richard Howe	Director	March 7, 2012
Richard Howe

/s/ James J. Jacobs	Chief Financial Officer (Principal	March 7, 2012
James J. Jacobs	Accounting and Financial Officer)

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Houston American Energy Corp.
Houston, Texas

We have audited Houston American Energy Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based upon our audit.

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

In our opinion, Houston American Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based upon the COSO Criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston American Energy Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009, and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Houston American Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Houston American Energy Corp.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 7, 2012

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$9,930,284	$26,656,450
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – oil and gas sales	40,502	1,226,341
Accounts receivable – other	4,322,063	3,951,370
Escrow receivable – current	1,863,332	4,440,953
Marketable securities – available for sale	707,445	—
Prepaid expenses and other current assets	13,635	8,872
TOTAL CURRENT ASSETS	19,933,511	39,340,236

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	2,490,164	1,831,738
Costs not being amortized	22,890,944	10,258,980
Office equipment	90,004	90,004
Total	25,471,112	12,180,722

Accumulated depletion, depreciation, amortization, and impairment	(1,675,232)	(1,489,301)
PROPERTY, PLANT AND EQUIPMENT, NET	23,795,880	10,691,421

Deferred tax asset	3,195,583	1,997,079
Escrow receivable	1,664,581	3,434,167
Other assets	68,381	13,525
TOTAL ASSETS	$48,657,936	$55,476,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$84,300	$122,536
Accrued expenses	185,597	11,963
Income taxes payable	27,074	4,950,531
TOTAL CURRENT LIABILITIES	296,971	5,085,030

LONG-TERM DEBT
Reserve for plugging and abandonment costs	41,419	15,441
Deferred rent obligation	3,620	11,320
TOTAL LONG-TERM DEBT	45,039	26,761

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001;10,000,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, par value $0.001;100,000,000 shares authorized, 31,165,230 and 31,080,772 shares issued and outstanding, respectively	31,165	31,081
Additional paid-in capital	40,602,643	38,422,435
Retained earnings	7,575,747	11,911,121
Accumulated other comprehensive income	106,371	—
TOTAL SHAREHOLDERS’ EQUITY	48,315,926	50,364,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,657,936	$55,476,428

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

OIL AND GAS REVENUE	$1,156,178	$19,508,894	$8,116,275

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	854,319	8,142,444	4,746,295
Joint venture expense	13,930	156,686	172,890
Depreciation and depletion	185,931	3,161,366	1,900,631
General and administrative expense	4,952,560	4,896,955	2,768,195
Total operating expenses	6,006,740	16,357,451	9,588,011

(Gain) loss on sale of oil and gas properties	1,026,608	(27,159,114)	—
Income (loss) from operations	(5,877,170)	30,310,557	(1,471,736)

OTHER INCOME (EXPENSE)
Interest income	66,852	65,155	64,882
Other income (expense)	(95,872)	8,092	—
Total other income (expense)	(29,020)	73,247	64,882

Net income (loss) before taxes	(5,906,190)	30,383,804	(1,406,854)

Income tax expense (benefit)	(1,570,816)	9,353,864	(737,406)
Net income (loss)	$(4,335,374)	$21,029,940	$(669,448)
Basic net income (loss) per share	$(0.14)	$0.68	$(0.02)
Diluted net income (loss) per share	$(0.14)	$0.66	$(0.02)
Basic weighted average shares	31,138,470	31,070,101	28,214,553
Diluted weighted average shares	31,138,470	31,958,073	28,214,553

COMPREHENSIVE INCOME (LOSS)
Net loss	$(4,335,374)	$21,029,940	$(669,448)
Unrealized gain on marketable securities	106,371	—	—
Net comprehensive income (loss)	$(4,229,003)	$21,029,940	$(669,448)

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2008	28,000,772	$28,001	$22,631,773	$(1,611,526)	$—	$21,048,248
Stock issued for -
Cash, net of offering costs of $758,760	2,890,000	2,890	12,763,550	—	—	12,766,440
Options issued to directors	—	—	38,174	—	—	38,174
Options issued to employees	—	—	1,041,955	—	—	1,041,955
Dividends paid	—	—	(980,057)	—	—	(980,057)
Net loss	—	—	—	(669,448)	—	(669,448)
Balance at December 31, 2009	30,890,772	30,891	35,495,395	(2,280,974)	—	33,245,312

Stock issued for -
Warrant exercise	190,000	190	569,810	—	—	570,000
Options issued to directors	—	—	1,177,783	—	—	1,177,783
Options issued to employees	—	—	1,179,447	—	—	1,179,447
Dividends paid	—	—	—	(6,837,845)	—	(6,837,845)
Net income	—	—	—	21,029,940	—	21,029,940
Balance at December 31, 2010	31,080,772	31,081	38,422,435	11,911,121	—	50,364,637

Stock issued for -
Employees	45,000	45	135,630	—	—	135,675
Option exercise	39,458	39	(39)	—	—	—
Options issued to directors	—	—	965,551	—	—	965,551
Options issued to employees	—	—	1,241,666	—	—	1,241,666
Offering costs	—	—	(162,600)	—	—	(162,600)
Other comprehensive income	—	—	—	—	106,371	106,371
Net loss	—	—	—	(4,335,374)	—	(4,335,374)
Balance at December 31, 2011	31,165,230	$31,165	$40,602,643	$7,575,747	$106,371	$48,315,926

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(4,335,374)	$21,029,940	$(669,448)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and depletion	185,931	3,161,366	1,900,631
Stock-based compensation	2,342,892	2,357,230	1,080,129
Deferred tax expense (benefit)	(1,704,378)	3,682,947	(402,672)
Accretion of asset retirement obligation	16,446	24,272	13,038
Amortization of deferred rent	(7,700)	(5,332)	(2,962)
(Gain) loss on sale of oil and gas properties	1,026,608	(27,159,114)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,691,660	605,333	(1,516,043)
Decrease (increase) in prepaid expense	(4,763)	41	11,327
(Decrease) increase in accounts payable and accrued liability	(3,844,354)	4,593,988	(898,677)
Net cash provided by (used in) operations	(4,633,032)	8,290,671	(484,677)

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash held for letter of credit	—	(1,018,750)	(2,037,500)
Payments for accounts receivable - other	—	(3,951,370)	—
Payments for issuance of note receivable	—	—	(125,000)
Proceeds from payment of note receivable	—	125,000	—
Payments for acquisition and development of oil and gas properties and assets	(13,280,858)	(8,662,516)	(8,273,5450)
Proceeds from sale of Colombian properties, net of expenses	—	22,289,653	—
Proceeds from sale of US properties, net of expenses	—	3,653,169	397,102
Payments for property, plant, and equipment	—	(78,126)	—
Payments for deposits	(54,856)	(10,357)	—
Purchase of marketable securities	(601,074)	—	—
Proceeds from escrow receivable, net	2,006,254	313,784	799,680
Net cash provided by (used in) investing activities	(11,930,534)	12,660,487	(9,239,263)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock	—	—	13,525,200
Common stock offering costs	(162,600)	—	(758,760)
Exercise of warrants	—	570,000	—
Dividends paid	—	(6,837,845)	(980,057)
Net cash provided by (used in) financing activities	(162,600)	(6,267,845)	11,786,383

INCREASE (DECREASE) IN CASH	(16,726,166)	14,683,313	2,062,443
Cash, beginning of year	26,656,450	11,973,137	9,910,694
Cash, end of year	$9,930,284	$26,656,450	$11,973,137

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$4,772	$—
Taxes paid	$3,914,135	$720,512	$224,261

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Net change in asset retirement obligation	$9,532	$3,142	$117,312
Change in escrow receivable for expenses paid on the Company’s behalf	$1,114,779	$—	$—
Reclassification of escrow receivable to accounts receivable - other	$370,640	$—	$—
Cash proceeds from sale of oil and gas properties placed in escrow	$—	$7,315,033	$—
Cashless exercise of stock option	$39	$—	$—
Unrealized gain on available for sale securities	$106,371	$—	$—

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of $12,630,785 in excess of the FDIC’s current insured limit of $250,000 at December 31, 2011 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Marketable Securities – Available for Sale

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Equity securities not classified as trading securities are classified as available-for-sale.  Available-for-sale securities are reported at fair value and unrealized gains and losses are included in stockholders' equity.  Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

HUSA regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary.  In evaluating the need for an allowance, HUSA makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When HUSA determines that a customer may not be able to make required payments, HUSA increases the allowance through a charge to income in the period in which that determination is made.  As of December 31, 2010, HUSA evaluated their receivables and determined an allowance was not required.

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2011 or 2010.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $168,351, $3,145,915 and $1,900,631 for the years ended December 31, 2011, 2010 and 2009, respectively and accumulated amortization, depreciation and impairment was $1,630,323 and $1,461,972 at December 31, 2011 and 2010, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2011 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Unevaluated oil and gas properties not subject to amortization at December 31, 2011 included the following:

	North America	South America	Total
Leasehold acquisition costs	$861,169	$4,464,200	$5,325,369
Geological, geophysical, screening and evaluation costs	880	17,564,695	17,565,575
Total	$862,049	$22,028,895	$22,890,944

Unevaluated oil and gas properties not subject to amortization at December 31, 2010 included the following:

	North America	South America	Total
Leasehold acquisition costs	$610,468	$2,184,971	$2,795,439
Geological, geophysical, screening and evaluation costs	880	7,462,661	7,463,541
Total	$611,348	$9,647,632	$10,258,980

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $17,580, $15,451 and $0 for 2011, 2010 and 2009, respectively, and accumulated depreciation was $44,909 and $27,329 at December 31, 2011 and 2010, respectively.

Asset Retirement Obligations

For the Company, asset retirement obligations (“ARO”) represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Although the Company’s domestic policy with respect to ARO is to assign depleted wells to a salvager for the assumption of abandonment obligations before the wells have reached their economic limits, the Company has estimated its future ARO obligation with respect to its domestic operations. The ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability have been included in the computation of the discounted present value of estimated future net revenues.

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2011 and 2010. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2011 and 2010.

	North America Years Ended December 31		South America Years Ended December 31
	2011	2010	2011	2010
ARO liability at January 1	$5,481	$24,506	$9,960	$291,754
Accretion expense	1,839	2,568	14,607	21,704
Liabilities incurred from drilling	—	—	9,532	6,856
Liabilities settled—assets sold	—	(21,144)	—	(307,089)
Changes in estimates	—	(449)	—	(3,265)
ARO liability at December 31,	$7,320	$5,481	$34,099	$9,960

Joint Venture Expense

Joint venture expense reflects the indirect field operating and regional administrative expenses billed by the operator of the Colombian concessions.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had a deferred tax asset of $3,195,583 and $1,997,079 at December 31, 2011 and 2010, respectively.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock and stock options based on the grant date fair value of the awards. The Company determines the fair value of stock option grants using the Black-Scholes option pricing model. The Company determines the fair value of shares of non-vested stock based on the last quoted price of our stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. No shares of preferred stock have been issued.

Net Income (Loss) Per Share

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

For the year ended December 31, 2011, 1,833,682 outstanding options to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. As of December 31, 2010, 1,813,998 outstanding options to purchase common stock resulted in weighted averaged diluted shares outstanding of 31,958,073 based upon the treasury method, which resulted in $0.66 diluted earnings per share.   For the year ended December 31, 2009, 1,538,998 options and 190,000 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Concentration of Risk

The Company is dependent upon the industry skills and contacts of John F. Terwilliger, Ken Jeffers, and James J. Jacobs, the chief executive officer, senior vice president of exploration and chief financial officer, respectively, to identify potential acquisition targets in the onshore coastal Gulf of Mexico region of Texas and Louisiana and in the South American country of Colombia. Further, as a non-operator oil and gas exploration and production company, and through its interest in a limited liability company (“Hupecol”) and concessions operated by Hupecol and by SK Innovation in the South American country of Colombia, the Company is dependent on the personnel, management and resources of Hupecol and SK Innovation to operate efficiently and effectively.

As a non-operating joint interest owner, the Company has a right of investment refusal on specific projects and the right to examine and contest its division of costs and revenues determined by the operator.

The Company currently has interests in concessions in Colombia and expects to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Company’s Colombian operations, the Company may be forced to abandon or suspend its efforts. Either of such events could be harmful to the Company’s expected business prospects.

At December 31, 2011, 7.12% of the Company’s net oil and gas property investment and 87% of its revenue was with or derived from interests operated by Hupecol.

For 2011, 100% of our oil production from the Company’s mineral interests was sold to an international integrated oil company. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. There were no other product sales of more than 10% to a single buyer.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Historically, the Company has not experienced any uncollectible accounts receivable. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2011 and 2010, respectively.

Subsequent Events

The Company evaluated subsequent events through March 7, 2012, which is the date the consolidated financial statements were issued.

Recent Accounting Developments

No  accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2—RELATED PARTIES

In conjunction with the Company’s efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests in select mineral properties of the Company. During 2011 and 2010, Mr. Terwilliger received royalty payments relating to those properties totaling $26,776 and $458,448, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $26,776 and $458,448, respectively.

NOTE 3—INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ending December 31, 2011, 2010 and 2009.

	2011	2010	2009

Income (loss) before income taxes	$(5,906,190)	$30,383,804	$(1,406,854)

Income tax expense (benefit) computed at statutory rates	$(2,008,105)	$10,589,580	$(478,330)
Permanent differences, nondeductible expenses	9,611	4,915	2,789
Current Colombian tax expense	10,266	—	—
Increase (decrease) in valuation allowance	755,159	(1,111,932)	(220,939)
Change in tax rate	55,795	(148,245)	—
Return to accrual items	—	—	—
Foreign tax credit	—	—	—
State (net of federal benefit)	1,980	19,546	(40,926)
Tax provision (benefit)	$(1,175,294)	$9,353,864	$(737,406)

Total Provision
Current Federal	$20,211	$3,850,927	$—
Current State	3,000	30,071	—
Deferred Federal	(1,198,505)	3,682,947	(361,737)
Deferred State	—	—	(40,926)
Foreign	—	1,789,919	(334,743)
Total provision (benefit)	$(1,175,294)	$9,353,864	$(737,406)

The 2011 income tax benefit noted above is net of a federal income tax refund of approximately $505,874.

At December 31, 2011 the Company has a federal tax loss carry forward of $2,251,250 and a foreign tax credit carry forward of $110,351, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2011 and 2010 are set out below.

	2011	2010
Non-Current Deferred tax assets:
Net operating loss carry forwards	$1,016,960	$—
Foreign tax credit carry forwards	110,351	—
Asset retirement obligation	—	—
Deferred State Tax	66,505	66,505
Stock Compensation	2,312,689	1,560,696
Book in excess of tax depreciation, depletion, and capitalization methods on oil and gas properties	805,625	369,878
Other	(1,361)	—
Colombia Future Tax Obligations	—	—
Total Non-Current Deferred tax assets	4,310,769	1,997,079
Non-Current Deferred tax liabilities:

Total Non-Current tax liabilities	—	—
Valuation Allowance	(1,115,186)	—
Net deferred tax asset	$3,195,583	$1,997,079

Foreign Income Taxes

The Company owns an interest in various limited liability companies as well as direct ownership in several properties in Colombia operated by Hupecol, and various entities controlled by Hupecol. Additionally, the Company owns a direct interest in properties located in Colombia and operated by SK Innovation. Colombia’s current income tax rate is 33%. Based on information provided by the manager of Hupecol, the Company has determined its share of the Colombian tax liability relating to the various limited liability companies it owns operated by Hupecol for 2011 will be $110,351. This amount has been accrued during the year and will be funded by withholdings from the 2011 revenue and from revenue received in 2012. The Company has determined that it has no Colombian income tax liability relating to the properties in which it holds a direct interest for 2011.  The Company anticipates that it will be subject to an Equity tax for the properties in which it holds a direct interest, which amount is estimated to be between 1.0 and 6.0% of invested capital by the Company at January 1, 2011.

NOTE 4—ACCOUNTS RECEIVABLE—OTHER

Gulf United Energy, Inc.

In connection with the Company’s acquisition in July 2010 of an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Columbia and which is operated by SK Innovation Co. LTD (“SK Innovation”), the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the CPO 4 Block Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire from SK Innovation a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, which is still pending and is expected to occur in 2012, (i) the Company’s 12.5% share of Past Costs (as defined in the Farmout Agreement with SK Innovation) incurred through July 31, 2010, and (ii) the Company’s 25% share of seismic acquisition costs incurred through July 31, 2010, or a total of $3,951,423.  The amount due from Gulf United is classified as accounts receivable – other in the accompanying balance sheet.

Hupecol Operating, LLC

During 2011, Hupecol Operating, LLC (“Hupecol”) disbursed funds from a 5% contingency escrow established with a portion of the proceeds from the sale of Hupecol Dorotea & Cabiona Holdings, LLC (“HDC, LLC”), to pay certain operating expenses incurred on behalf of the purchaser of these entities.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process and expects to collect within the next twelve months.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $370,640.  See Note 11.  The amount due from Hupecol is classified as accounts receivable – other in the accompanying balance sheet.

NOTE 5—MARKETABLE SECURITIES—AVAILABLE FOR SALE

During the year ended December 31, 2011, HUSA purchased shares of common stock in a publicly traded company valued at $601,074, based on the closing market price per share.  This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive income in the consolidated statements of operations. At December 31, 2011, this investment was valued at $707,445, based on the closing market price per share. HUSA recognized other comprehensive income for the year ended December 31, 2011 of $106,371 for the unrealized income on this investment.

NOTE 6—STOCK-BASED COMPENSATION

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

Stock Option Activity

During 2008, the Company granted 1,050,000 options to employees.  The options granted to employees during 2008 had a ten year life and 150,000 of the options vest ratably over three years and 900,000 of the options vest ratably over six years. The options were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 3.875%, expected life in years of 6 and 6.75, respectively, expected stock volatility 73.81754%, and expected dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The total value of the options was $5,299,214. The options are being expensed over the vesting period. During 2011, 2010 and 2009, $861,662, $994,983, and $1,007,558, respectively, were amortized to expense as employee compensation for the options granted to employees during 2008.

During 2009, the Company granted 26,665 options to members of the Board of Directors and 120,000 options to employees.

The options granted to the directors during 2009 vested immediately, had a ten-year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 3.19%, expected life of 5 years, expected stock volatility 87.625%, expected future dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of Staff Accounting Bulletin (SAB) 107 and the simplified method was used to estimate the expected option life. Using this model yielded a value of $38,174 which was charged to expense in 2009 for the options granted to directors during 2009.

The options granted to employees during 2009 vest ratably over three years, had a ten-year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 3.19%, expected life of 6 years, expected stock volatility 87.625%, and expected future dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The total value of the options was $182,831. The options are being expensed over the vesting period. During 2011, 2010 and 2009, $60,849, $60,943 and $34,396 were amortized to expense as employee compensation for the options granted to employees during 2009.

During 2010, the company granted 125,000 options to members of the Board of Directors and 150,000 options to employees.

The options granted to the directors during 2010 vested immediately, had a ten-year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 2.23%, expected life of 5.7 years, expected stock volatility 87.97%, and expected future dividend yield of 0.44%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. Using this model yielded a value of $1,177,781 which was charged to expense in 2010 for the options granted to directors during 2010. These options had a weighted average grant date fair value of $4.28 per share.

 The options granted to employees during 2010 vest ratably over three years, had a ten-year life and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 1.70%, expected life of 5.8 years, expected stock volatility 87.35%, and expected future dividend yield of 0.0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. The total value of the options was $958,477. The options are being expensed over the vesting period. During 2011 and 2010, $319,155 and $123,421 was amortized to expense as employee compensation for the options granted to employees during 2010. These options had a weighted average grant date fair value of $3.49 per share.

During 2011, the company granted 106,250 options to members of the Board of Directors, including 25,000 options granted to a newly appointed director and 81,250 options granted pursuant to annual grants to independent directors.  86,666 options were exercised on a cashless basis by former directors, resulting in the issuance of 39,458 shares of common stock.

The 25,000 options granted to the newly appointed director vested immediately, had a ten-year life, an exercise price of $14.06 per share and were valued on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:  risk-free interest rate 2.095%, expected life of 5.685 years, (3) expected stock volatility 87.549%, and expected future dividend yield of 0.142%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.  Using this model yielded a value of $250,915 which was charged to expense in 2011.  These options had a grant date fair value of $10.04 per share.

The 81,250 options granted under the annual director grants vest 20% on the grant date and 80% on March 13, 2012.  These options had a ten-year life, an exercise price of $16.07 per share and were valued on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 1.689%, expected life of 5.30 years, expected stock volatility 87.25%, and expected dividend yield of 0.124%.  The Company determined the options qualify as ‘plain vanilla” under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. Using this model yielded a value of $905,125, of which $714,636 was expensed during 2011. These options had a grant date fair value of $11.14 per share.

Option activity during 2011, 2010 and 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,392,333	$6.21
Granted	146,665	$2.05
Exercised	—
Forfeited	—

Outstanding at December 31, 2009	1,538,998	$5.81
Granted	275,000	$10.85
Exercised	—
Forfeited	—

Outstanding at December 31, 2010	1,813,998	$6.57
Granted	106,250	$15.60
Exercised	(39,458)	$4.60
Forfeited	(47,208)	$10.97

Outstanding at December 31, 2011	1,833,582	$7.02	6.63	$9,977,732

As of December 31, 2011, 1,178,582 of the outstanding options were exercisable.  The exercisable options had a weighted average exercise price of $6.47 and an intrinsic value of $6,994,632 as of December 31, 2011.

Unvested options at December 31, 2011 totaled 655,000, with a weighted average grant date fair value and exercise price per share of $5.66 and $8.02, respectively, an amortization period of 1.95 years and a weighted average remaining life of 7.2 years.

As of December 31, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was $2,574,620. As of December 31, 2011, there were 734,752 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during 2011, $135,675 was amortized to expense.  As of December 31, 2011, there was $607,725 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 2.45 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for 2011, 2010 and 2009:

	2011	2010	2009
Share-based compensation expense included in general and administrative expense	$2,342,892	$2,357,230	$1,080,128
Earnings per share effect of share-based compensation expense	$(0.08)	$(0.08)	$(0.04)

NOTE 7—COMMON STOCK

2009 Registered Direct Offering

In December 2009, the Company sold to various institutional investors, in a “registered direct” offering, an aggregate of 2,890,000 shares of common stock for net proceeds after offering costs of $12,766,440.  During the year ended December 31, 2011, HUSA incurred additional cost of $162,600 by the placement agent related to additional legal expenses related to the Company’s 2009 private placement.

Exercise of Warrants

During 2010, the placement agent of a 2005 private placement exercised the remaining 190,000 Placement Agent Warrants and the Company issued 190,000 shares for an aggregate consideration of $570,000.  At December 31, 2011, no warrants were outstanding.

Dividends

During 2011, 2010 and 2009, we declared and paid cash dividends to our shareholders of $0.00, $0.22 and $0.035, respectively, or an aggregate of $0, $6,837,845 and $980,057, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017. The lease agreement requires future payments as follows:

Year	Amount
2012	87,672
2013	89,054
2014	91,432
2015	93,793
2016	96,162
2017	40,479
Total	$498,592

Total rental expense was $63,541 in 2011, $80,381 in 2010 and $99,388 in 2009. The Company does not have any capital leases or other operating lease commitments.

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

Employment Arrangements

The Company has one employment agreement with its Senior Vice President of Exploration, Ken Jeffers.  Under the agreement, Mr. Jeffers receives a current base salary of $252,000 annually and is entitled to discretionary bonuses and other benefits consistent with those available to members of senior management. The Company has no other employment agreements.

NOTE 9—OIL AND GAS ACQUISITIONS

Domestic Leases

During 2009, the Company acquired interests in four prospects in Louisiana, the N. Jade and W. Jade prospects, acquired for $67,480, and the Profit Island and North Profit Island prospects, acquired for $350,644. Subsequent to purchasing its interest in the Profit and North Profit Island prospects, the Company sold down part of its interest in the Profit Island prospect. The Company still retains an interest in both of the prospects. See “Note 10 – Sale of Oil and Gas Properties – Sale of Domestic Leasehold Interests.”

During 2009, the Company acquired (1) a 2.5% working interest in over 4,500 acres under lease within a 50,000 acre area of mutual interest (AMI) in Karnes County, Texas, for a purchase price of $75,000, and (2) a 1.25% Overriding Royalty in the same leases and all acreage within the AMI, for a purchase price of $100,000. Per the contract, the Company was carried to the completion point on the first well. Subsequent to purchasing its interests in the Karnes County Leases and AMI, during the year ended December 31, 2010, the Company sold its entire interest in the Karnes County Leases and AMI.  See “Note 10 – Sale of Oil and Gas Properties – Sale of Unproved Domestic Leasehold Interests.”

Colombian Leases

Serrania Contract Farmout

During 2009, the Company entered into a farmout agreement pursuant to which the Company will pay 25.0% of designated Phase 1 geological and seismic costs in return for a 12.5% interest in the Serrania Contract for Exploration and Production covering the approximately 110,769 acre Serrania Block in Colombia.

Los Picachos TEA

During 2009, the Company elected to participate at its percentage interest (12.5%) in the Los Picachos Technical Evaluation Agreement (the “Los Picachos TEA”).  The Los Picachos TEA was entered into by and between the Colombian National Hydrocarbons Agency (the “ANH”) and Hupecol Operating Co. LLC (“Hupecol”) and encompasses an 86,235 acre region located to the west and northwest of the Serrania block, which is located in the municipalities of Uribe and La Macarena in the Department of Meta in the Republic of Colombia.  As a result of the election to participate, the Company agreed to pay its proportionate share, or 12.5%, of the acquisition costs and costs for the minimum work program contained in the Los Picachos TEA.

During 2011, the Los Picachos TEA was converted to an exploration and production contract.  Subject to final approval of the Company’s interest in the contract, the Company holds a 12.5% interest in the Los Picachos prospect.

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

During 2011, the Macaya TEA was converted to an exploration and production contract.  Subject to final approval of the Company’s interest in the contract, the Company holds a 12.5% interest in the Macaya prospect.

CPO 4 Farmout

During 2009, the Company announced the approval by the ANH of a Farmout Agreement and Joint Operating Agreement (the “JOA”) with SK Innovation Co. LTD., a Korean multinational conglomerate (“SK”), relating to the CPO 4 Contract for Exploration and Production covering the 345,452 net acre CPO 4 Block located in the Western Llanos Basin in the Republic of Colombia.

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

Under the terms of the Farmout Agreement, the Company will be responsible for paying its proportionate interest in all future development and operating costs (“Ongoing Costs”).  In addition to payment of its proportionate interest in Ongoing Costs, the Company will be responsible for reimbursement to SK, or payment, of (i) 12.5% of certain defined past costs relating to development of the CPO 4 Block (the “Past Costs”), and (ii) 25% of seismic acquisition costs incurred with respect to the Phase One cost of CPO 4 Block between June 18, 2009 and June 17, 2012 (the “Seismic Acquisition Costs”).   The assignment of the additional interest in the CPO 4 Block was conditioned upon the approval by the ANH and the Republic of Korea by July 31, 2011 and payment of the Company’s proportionate interest in Past Costs.  During 2010 the Company received, and paid, an invoice for $3,939,003 for its share of the Past Costs.  In December 2010 the ANH approved our additional 12.5% interest in Block CPO 4 along with the assignment from SK bringing our total interest to 37.5% in the Block.

Pursuant to the terms of, and in conjunction with, the Farmout Agreement and the JOA, the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the JOA for the specific purpose of permitting Gulf United to acquire a 12.5% interest in the CPO 4 Block.  Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, (i) the Company’s 12.5% share of Past Costs incurred through July 31, 2010, and (ii) the Company’s 25% share of Seismic Acquisition Costs incurred through July 31, 2010. Upon Gulf United receiving ANH approval, it will reimburse us for the $3,951,370 invoiced by SK Innovation for Past Costs; plus any additional cost accrued under the terms of the Farmout Agreement. At December 31, 2011, the Company has recorded as accounts receivable – other the amount due from Gulf United of $3,951,370.  As of December 31, 2011 and through the date of this filing, Gulf United had not yet received ANH approval.

The Phase 1 Work Program consists of reprocessing approximately 400 kilometers of existing 2-D seismic data, the acquisition, processing and interpretation of a 2-D seismic program containing approximately 620 kilometers of data and the drilling of two exploration wells. The phase 1 work program was modified to allow 3-D data to be shot in place of the initial 2-D requirement.  The Phase 1 seismic acquisition was completed during 2010, the first exploration was in progress at December 31, 2011 and the entire Phase 1 Work Program is estimated to be completed by mid-2012.

For 2012, SK Innovation has advised us that they plan to focus, in addition to completion of the Tamandua #1 well, on the drilling of 3 wells on CPO 4.  Our expenditures on CPO 4 during 2011 were $12,010,000 and our budgeted expenditures on the CPO 4 Block for 2012 are approximately $40.0 million.

LLA 62 Block

During 2010, the Company elected to participate for its percentage interest (1.59%) in the LLA 62 Block in Colombia (the “LLA 62 Block”).  The LLA 62 Block was awarded to Hupecol by the ANH during 2010.  The LLA 62 Block is adjacent to the La Cuerva Block operated by Hupecol.  The award of the LLA 62 Block includes a Phase I commitment to shoot 60 square kilometers of 3D seismic on the block.  As a result of the election to participate the Company agreed to pay its proportionate share (1.59%) of all costs of exploiting the block, except the 3D seismic costs, where the Company agreed to pay two times its proportional cost.

NOTE 10—SALE OF OIL AND GAS PROPERTIES

Sale of Unproven Domestic Leasehold Interests

During 2009, the Company received $353,896 from the sale of part of its interest in the Profit Island prospect. The proceeds received were recorded as a reduction of oil and gas properties. The Company still retains an interest in both of the prospects. See “Note 9 – Oil and Gas Acquisitions – Domestic Leases.”

During 2010, the Company sold its 2.5% Working Interest in 6,000+ acres, and 1.25% of 8/8’s Overriding Royalty Interest in the 50,000 gross acres AMI, in Karnes County, Texas for approximately $4.1 million in cash, less customary closing costs.  The Company recorded a reduction of oil and gas properties of $2,302,299 and recognized a gain on sale of $1,762,066.

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

HDC, LLC sold for $200 million and HL, LLC sold for $81 million, each subject to certain closing adjustments based on operations between the June 1, 2010 effective date and the closing date.  Fifteen percent of the sales price of each of HDC, LLC and HL, LLC will be held in escrow to fund potential claims arising from the sale, with escrowed amounts to be released over a three year period based on amounts remaining in escrow after any claims.  In addition to the fifteen percent escrowed, Hupecol withheld 5% of the proceeds in escrow for any contingencies that may arise, and it is expected that the Company will receive the 5% withheld by Hupecol in 2010.  Pursuant to its 12.5% ownership interest in each of Hupecol D&C Holdings and Hupecol Llanos Holdings, the Company received 12.5% in the net sale proceeds after deduction of commissions and transaction expenses from each sale and subject to the escrow hold back.  Following completion of the sale of HDC, LLC and HL, LLC, the Company had no continuing interest in the Dorotea, Cabiona, Leona and Las Garzas blocks.

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

During the year ended December 31, 2011, the Company incurred additional post closing costs of $1,026,608.  These costs were recorded as a loss on sale of oil and gas properties.

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for 2010 and 2009 as if the HDC, LLC and HL, LLC transaction had occurred at the beginning of each period and excludes the related gain on sale.

	2010	2009
Pro-Forma Information
Oil and gas revenue	$628,595	$179,662
Loss from operations	(3,213,162)	(4,769,339)
Net loss	$(10,594,649)	$(1,761,062)

Basic loss per share	$(0.34)	$(0.06)

Diluted loss per share	$(0.34)	$(0.06)

NOTE 11—ESCROW RECEIVABLE

At December 31, 2011 and December 31, 2010, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously held by the Company:

	Balance as of December 31, 2011
Description	Current	Noncurrent	Total

Caracara Escrow	$131,021	$—	$131,021
Tambaqui Escrow	31,500	—	31,500
Eagle Ford Escrow	—	—	—
HDC LLC and HL LLC 15% Escrow	1,664,581	1,664,581	3,329,162
HDC LLC and HL LLC 5% Contingency	36,230	—	36,230
TOTAL	$1,863,332	$1,664,581	$3,527,913

	Balance as of December 31, 2010
Description	Current	Noncurrent	Total

Caracara Escrow	$267,451	$—	$267,451
Tambaqui Escrow	292,637	—	292,637
Eagle Ford Escrow	245,222	—	245,222
HDC LLC and HL LLC 15% Escrow	1,717,058	3,434,167	5,151,225
HDC LLC and HL LLC 5% Contingency	1,918,585	—	1,918,585
TOTAL	$4,440,953	$3,434,167	$7,875,120

Changes in escrow receivables reflect the various settlements and releases relating to the previous sales of the Company’s interest in the Caracara prospect and HDC LLC and HL LLC described below.  Except as described, as of December 31, 2011, the Company is not aware of any other claims by the purchasers of the Caracara assets or HDC, LLC and HL, LLC that would further reduce the escrow receivable.

Caracara Escrow

In June 2008, the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract and related assets for a total cash consideration of $11,917,418.

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The Company’s proportionate interest in the escrow deposit totaled $1,673,551, and was recorded as escrow receivable. During 2009, $1,158,613 of the funds deposited in escrow was released to the Company based on post-closing adjustments. During 2011, the Company was informed by Hupecol that approximately $136,430 of the Company’s funds still held in escrow related to the Caracara sale will likely be used to pay a post-closing settlement entered into between Hupecol and the purchaser of the Caracara assets.  As such, during 2011, the Company charged $136,430 to loss on sale of oil and gas properties on the income statement to account for the potential payment using the escrowed funds.

As of December 31, 2011, the balance held in escrow for the sale of the Caracara assets was $131,021.  These funds continue to be held pending resolution of disputes among Hupecol, the purchaser of the Caracara assets and Ecopetrol.

Hupecol Dorotea and Cabiona, LLC and Hupecol Llanos, LLC Escrow

Pursuant to the terms of the sales of HDC, LLC and HL, LLC, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The Company’s proportionate interest in the escrow deposit totaled $7,069,810, and was recorded as escrow receivable.

During 2011, the Company received a partial payment of $516,392 from Hupecol for the 5% contingency escrow related to HL, LLC, and was informed that Hupecol disbursed funds from the 5% contingency escrow set up from the proceeds of the HDC, LLC sale to pay Colombian taxes as well as certain invoices related to post closing operating costs incurred on behalf of the purchaser of these interests.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $370,640 (See Note 4) and has reduced the 5% contingency escrow account for HDC, LLC to reflect its current balance after payment of the taxes and post-closing expenses paid on behalf of the purchaser.

In addition, the Company received partial payments from the HL, LLC and HDC, LLC escrow accounts in the amounts of $474,786 and $508,717, respectively.  The Company was also informed that Hupecol made payments from the HL, LLC and HDC, LLC 15% escrow accounts to the purchaser for post-closing expenses.  As such, the Company has reduced its proportionate interest in the HL, LLC escrow by approximately $15,788 and its interest in the HDC, LLC escrow by $694,795 to reflect these payments and, during 2011, charged approximately $710,583 to loss on sale of oil and gas properties on the statement of operations.

NOTE 12—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2011, 2010 and 2009 and long-lived assets as of December 31, 2011, 2010 and 2009 attributable to each geographical area are presented below:

	2011		2010		2009
	Revenues	Long Lived Assets, Ne	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$148,266	$603,135	$206,591	$737,066	$171,922	$2,730,667
South America	1,007,912	23,192,745	19,302,303	9,954,355	7,944,353	8,625,588
Total	$1,156,178	$23,795,880	$19,508,894	$10,691,421	$8,116,275	$11,356,255

NOTE 13—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2011	2010	2009
Revenues
North America	$148,266	$206,591	$171,922
South America	1,007,912	19,302,303	7,944,353
	$1,156,178	$19,508,894	$8,116,275

Production Cost
North America	$59,072	$54,214	$80,717
South America	795,247	8,088,230	4,665,578
	$854,319	$8,142,444	$4,746,295

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2011, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$862,049	$22,028,895	$22,890,944
Proved properties being amortized	851,357	1,638,807	2,490,164
Accumulated depreciation, depletion, amortization and impairment	(800,531)	(829,792)	(1,630,323)

Net capitalized costs	$912,875	$22,837,910	$23,750,785

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $4.22 for the United States and $15.73 for South America for the year ended December 31, 2011.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2011, 2010 and 2009 are summarized below:

	2011
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	250,702	2,279,230
Exploration costs	—	10,109,551
Development costs	—	641,375

Total costs incurred	$250,702	$13,030,156

	2010
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	312,921	—
Exploration costs	—	7,017,816
Development costs	—	1,331,779

Total costs incurred	$312,921	$8,349,595

	2009
	United States	South America
Property acquisition costs:
Proved	$106,875	$—
Unproved	1,010,941	2,560,808
Exploration costs	335,070	2,505,497
Development	—	1,754,354

Total costs incurred	$1,452,886	$6,820,659

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

In December 2009, the Company adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities has been presented in accordance with the new reserve estimation and disclosure rules. Disclosures by geographic area include the United States and South America, which consists of our interests in Colombia. The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves
Balance December 31, 2008	18,774	1,941	—	211,475	18,774	213,416

Extensions and discoveries	15,703	44	—	1,104,041	15,703	1,104,085
Purchase of minerals in place	42,685	1,394	—	—	42,685	1,394
Revisions of prior estimates	8,772	1,100	—	16,493	8,772	17,593
Production	(15,761)	(1,581)	—	(129,782)	(15,761)	(131,363)

Balance December 31, 2009	70,173	2,898	—	1,202,227	70,173	1,205,125

Extensions and discoveries	—	—	—	129,197	—	129,197
Purchase of minerals in place	—	—	—	—	—
Revisions of prior estimates	29,845	4,652	—	26,217	29,845	30,869
Sales of minerals in place	—	—	—	(1,036,252)	—	(1,036,252)
Production	(17,798)	(1,540)	—	(260,239)	(17,798)	(261,779)

Balance December 31, 2010	82,220	6,010	—	61,150	82,220	67,160

Extensions and discoveries	—	—	—	45,889	—	45,889
Purchase of minerals in place	—	—	—	—	—	—
Revisions of prior estimates	15,418	1,622		(2,496)	15,418	(874)
Production	(10,838)	(1,092)	—	(9,924)	(10,838)	(11,016)

Balance December 31, 2011	86,800	6,540	—	94,619	86,800	101,159

Proved developed reserves
at December 31, 2009	70,173	2,898	—	307,993	70,173	310,891
at December 31, 2010	82,220	6,010	—	17,202	82,220	23,212
at December 31, 2011	86,800	6,540	—	30,845	86,800	37,385

Proved undeveloped reserves
at December 31, 2009	—	—	—	894,234	—	894,234
at December 31, 2010	—	—	—	43,948	—	43,948
at December 31, 2011	—	—	—	63,774	—	63,774

During 2011 and 2010, the Company recorded extensions and discoveries resulting principally from its ongoing drilling operations in Colombia. As of December 31, 2011, our proved undeveloped (“PUD”) reserves totaled 63,774 bbls of oil and 0 mcf of natural gas, for a total of 63,774 boe. Negative revisions of 11,805 boe in PUD reserves during 2011 were due to the ongoing drilling program and subsequent changes in subsurface mapping. None of the PUD reserves as of December 31, 2010 were converted to proved developed producing reserves in 2011. All PUD locations are scheduled to be drilled or otherwise converted to proved developed reserves before the end of 2016. None of our PUD locations have been booked for longer than five years.

Positive revisions of 129,197 boe in PUD reserves during 2010 were due to the on-going drilling program and subsequent changes in subsurface mapping.

Sales of reserves in place during 2010 represent the December 2010 transaction whereby entities owned 12.5% by the Company sold entities that held all of the Company’s interest in the Dorotea, Cabiona, Leona and Las Garzas blocks in Colombia.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is computed using average first-day-of the-month prices for oil and gas during the preceding 12 month period (with consideration of price changes only to the extent provided by contractual arrangements), applied to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions. Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including property acquisitions and exploration. The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

Standardized measure of discounted future net cash flows at December 31, 2011:

	United States	South America	Total
Future net cash flow	$1,074,280	$8,996,185	$10,070,465
Future production cost	(333,520)	(4,202,604)	(4,536,124)
Future development cost	(48,320)	(625,113)	(673,433)
Future income tax	(13,790)	(821,537)	(835,327)

10% annual discount for timing of cash flow	(275,440)	(697,102)	(972,542)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$403,210	$2,649,829	$3,053,039

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(89,168)	(212,666)	(301,834)
Change due to revisions in standardized variables:
Income taxes	(13,790)	(821,537)	(835,327)
Accretion of discount	43,962	161,839	205,801
Net change in sales and transfer price, net of production costs	26,770	328,994	355,764
Previously estimated development costs incurred during the period	—	641,375	641,375
Changes in estimated future development costs	—	(494,665)	(494,665)
Revision and others	86,695	(91,917)	(5,222)
Discoveries	—	1,594,813	1,594,813
Sales of reserves in place	—	—	—
Changes in production rates and other	(90,878)	426,332	335,454

Net			1,496,159
Beginning of year			1,556,880

End of year			$3,053,039

Standardized measure of discounted future net cash flows at December 31, 2010:

	United States	South America	Total
Future net cash flow	$900,040	$4,724,278	$5,624,318
Future production cost	(279,710)	(2,021,273)	(2,300,983)
Future development cost	-	(636,275)	(636,275)
Future income tax	-	(501,125)	(501,125)

10% annual discount for timing of cash flow	(180,710)	(448,345)	(629,055)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$439,620	$1,117,260	$1,556,880

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(152,377)	(11,214,073)	(11,366,450)
Change due to revisions in standardized variables:
Income taxes	-	(392,431)	(392,431)
Accretion of discount	32,397	1,549,659	1,582,056
Net change in sales and transfer price, net of production costs	224,620	22,861,606	23,086,226
Previously estimated development costs incurred during the period	-	1,336,231	1,336,231
Changes in estimated future developments costs	-	10,235,689	10,235,689
Revision and others	14,680	1,877,525	1,892,205
Discoveries	-	728,856	728,856
Sales of reserves in place	-	(29,750,509)	(29,750,509)
Changes in production rates and other	(3,691)	(10,614,782)	(10,618,473)

Net			(13,266,600)
Beginning of year			14,823,480

End of year			$1,556,880

Standardized measure of discounted future net cash flows at December 31, 2009

	United States	South America	Total
Future net cash flow	$455,522	$66,715,086	$67,170,608
Future production cost	(87,192)	(36,712,770)	(36,799,962)
Future development cost		(11,571,920)	(11,571,920)
Future income tax	—	(1,560,871)	(1,560,871)
10% annual discount for timing of cash flow	(44,363)	(2,370,012)	(2,414,375)
Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$323,967	$14,499,513	$14,823,480

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(91,205)	(3,278,775)	(3,369,980)
Change due to revisions in standardized variables:
Income taxes	—	(1,312,411)	(1,312,411)
Accretion of discount	10,361	351,301	361,662
Net change in sales and transfer price, net of production costs	(21,603)	3,899,640	3,878,037
Previously estimated development costs incurred during the period	335,070	4,259,860	4,594,930
Changes in estimated future developments costs	(335,070)	(3,526,367)	(3,861,437)
Revision and others	70,166	289,606	359,772
Discoveries	51,631	13,602,240	13,653,871
Purchase of reserves in place	189,626	—	189,626
Changes in production rates and other	35,510	(2,857,593)	(2,822,083)

Net			11,671,987
Beginning of year			3,151,493
End of year			$14,823,480

NOTE 14—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2011
Operating revenue	$124,303	$353,505	$319,261	$359,109
Loss from operations	(1,209,450)	(1,637,537)	(1,051,697)	(1,978,486)
Net loss	(1,231,915)	(1,702,806)	(1,088,574)	(312,079)

Loss per common share - basic	$(0.04)	$(0.05)	$(0.03)	$(0.02)
Loss per common share - diluted	(0.04)	(0.05)	(0.03)	(0.02)

2010
Operating revenue	$4,241,395	$7,629,274	$5,354,499	$2,283,726
Income from operations	979,003	876,888	1,411,332	27,043,334
Net income	808,716	990,134	1,171,642	18,059,448

Earnings per common share - basic	$0.03	$0.03	$0.04	$0.58
Earnings per common share - diluted	0.03	0.03	0.04	0.56

2009
Operating revenue	$445,142	$1,134,118	$2,403,996	$4,133,019
Income (loss ) from operations	(1,481,351)	(576,188)	133,242	452,561
Net income (loss)	(1,478,320)	112,107	428,578	268,187

Earnings (loss) per common share - basic	$(0.05)	$0.00	$0.02	$0.01
Earnings (loss) per common share - diluted	(0.05)	0.00	0.02	0.01