Form 10-Q
period 2012-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2012-05-10
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, we had 37,365,230 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$2,952,403	$9,930,284
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – oil and gas sales	—	40,502
Accounts receivable – other	4,328,750	4,322,063
Escrow receivable – current	2,014,381	1,863,332
Marketable securities – available for sale	630,504	707,445
Prepaid expenses and other current assets	140,408	13,635
TOTAL CURRENT ASSETS	13,122,696	19,933,511

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	851,356	2,490,164
Costs not being amortized	33,508,067	22,890,944
Office equipment	90,004	90,004
Total property, plant and equipment	34,449,427	25,471,112
Accumulated depreciation, depletion, and impairment	(20,848,333)	(1,675,232)
TOTAL PROPERTY, PLANT, AND EQUIPMENT, NET	13,601,094	23,795,880

OTHER ASSETS
Deferred tax asset	3,195,583	3,195,583
Escrow receivable	1,664,581	1,664,581
Other assets	19,113	68,381
TOTAL ASSETS	$31,603,067	$48,657,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,811	$84,300
Accrued cash call to operator	3,580,000	—
Accrued expenses	221,081	185,597
Income taxes payable	24,610	27,074
TOTAL CURRENT LIABILITIES	3,838,502	296,971

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	7,458	41,419
Deferred rent obligation	1,448	3,620
TOTAL LONG-TERM LIABILITIES	8,906	45,039

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,165,230 shares issued and outstanding	31,165	31,165
Additional paid-in capital	40,944,229	40,602,643
Retained earnings (accumulated deficit)	(13,092,348)	7,575,747
Accumulated other comprehensive income (loss)	(127,387)	106,371
TOTAL SHAREHOLDERS’ EQUITY	27,755,659	48,315,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,603,067	$48,657,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

OIL AND GAS REVENUE	$320,510	$124,303

EXPENSES OF OPERATIONS
Lease operating expense and severance taxes	139,602	127,902
Joint venture expenses	3,244	2,759
General and administrative expense	1,080,847	1,175,095
Impairment of oil and gas properties	19,995,845	—
Gain on sale of oil and gas properties	(315,119)	—
Depreciation and depletion	49,282	27,997
Total operating expenses	20,953,701	1,333,753

Loss from operations	(20,633,191)	(1,209,450)

OTHER INCOME (EXPENSE)
Interest income	4,451	23,080
Other expense	(30,144)	(42,751)
Total other expense	(25,693)	(19,671)

Loss before taxes	(20,658,884)	(1,229,121)

Income tax expense	9,211	2,794

Net loss	$(20,668,095)	$(1,231,915)

Basic and diluted loss per common share	$(0.66)	$(0.04)

Basic and diluted weighted average common shares outstanding	31,165,230	31,094,792

COMPREHENSIVE LOSS
Net loss	$(20,668,095)	$(1,231,915)
Unrealized loss on marketable securities	(233,758)	—
Net comprehensive loss	$(20,901,853)	$(1,231,915)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,668,095)	$(1,231,915)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion expense	49,282	27,997
Stock-based compensation	535,938	592,491
Impairment of oil and gas properties	19,995,845	—
Accretion of asset retirement obligation	510	273
Amortization of deferred rent	(2,172)	(1,579)
Gain on sale of oil and gas properties - Colombia	(315,119)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	33,815	1,183,498
Increase in prepaid expense	(132,362)	(121,298)
Decrease in accounts payable and accrued expenses	(38,469)	(3,755,504)

Net cash used in operating activities	(540,827)	(3,306,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(7,136,623)	(1,283,611)
Proceeds from sale of Colombian oil and gas properties, net of expenses	1,050,738	—
Proceeds from escrow receivable	—	516,391
Purchase of marketable securities	(156,817)	—

Net cash used in investing activities	(6,242,702)	(767,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock offering costs	(194,352)	—

Net cash used in financing activities	(194,352)	—

Decrease in cash and equivalents	(6,977,881)	(4,073,257)
Cash, beginning of period	9,930,284	26,656,450
Cash, end of period	$2,952,403	$22,583,193

SUPPLEMENT CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$11,675	$3,853,509

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development cost	$3,580,000	$—
Sales price of oil and gas properties sold placed in escrow	$151,048	$—
Unrealized loss on available for sale securities	$233,758	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended
December 31, 2011.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc. and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Accounting Principles and Use of Estimates

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $5,588,233 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2012. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options.  For the three months ended March 31, 2012 and 2011, using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 732,557 and 872,332 shares, respectively; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from March 31, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

Index

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE – OTHER

Gulf United Energy, Inc.

In connection with the Company’s acquisition in July 2010 of an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Columbia and which is operated by SK Energy Co. LTD (“SK Energy”), the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the CPO 4 Block Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire from SK Energy a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following National Hydrocarbon Agency of Colombia (the “ANH”) approval, which is still pending and is expected to occur in 2012, (i) the Company’s 12.5% share of Past Costs (as defined in the Farmout Agreement with SK Energy) incurred through July 31, 2010, and (ii) the Company’s 25% share of seismic acquisition costs incurred through July 31, 2010, or a total of $3,951,423.  The amount due from Gulf United is classified as accounts receivable – other in the accompanying balance sheet.

Hupecol Operating, LLC

During 2011, Hupecol Operating, LLC (“Hupecol”) disbursed funds from a 5% contingency escrow established with a portion of the proceeds from the sale of Hupecol Dorotea & Cabiona Holdings, LLC (“HDC, LLC”), to pay certain operating expenses incurred on behalf of the purchaser of these entities.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process and expects to collect within the next twelve months.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $370,639.  The amount due from Hupecol is classified as accounts receivable – other in the accompanying balance sheet.

NOTE 3 – MARKETABLE SECURITIES – AVAILABLE FOR SALE

At March 31, 2012, the Company held common stock in a publicly traded company valued at $630,504, based on the closing market price per share.  This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive income in the consolidated statements of operations. During the three months ended March 31, 2012, the Company purchased additional common shares in the same publicly traded company at a cost of $156,817 and recognized an other comprehensive loss of $233,758 reflecting the unrealized decline in value of this investment as of March 31, 2012.

NOTE 4 – ESCROW RECEIVABLE

At March 31, 2012 and December 31, 2011, the Company’s balance sheet reflected the following Escrow Receivables relating to various oil and gas properties previously held by the Company:

	Balance as of March 31, 2012
Description	Current	Noncurrent	Total

Caracara Escrow	$131,021	$—	$131,021
Tambaqui Escrow	31,500	—	31,500
HDC LLC & HL LLC 15% Escrow	1,664,581	1,664,581	3,329,162
HDC LLC & HL LLC 5% Contingency	36,231	—	36,231
HC LLC 14.66% Escrow	151,048	—	151,048
TOTAL	$2,014,381	$1,664,581	$3,678,962

Index

	Balance as of December 31, 2011
Description	Current	Noncurrent	Total

Caracara Escrow	$131,021	$—	$131,021
Tambaqui Escrow	31,500	—	31,500
HDC LLC and HL LLC 15% Escrow	1,664,581	1,664,581	3,329,162
HDC LLC and HL LLC 5% Contingency	36,230	—	36,230
TOTAL	$1,863,332	$1,664,581	$3,527,913

Changes in escrow receivables from December 31, 2011 to March 31, 2012 reflect the establishment of the HC LLC escrow.  There were no settlements and releases relating to the escrow receivables during the quarter ended March 31, 2012.  Except as described, as of March 31, 2012, the Company is not aware of any other claims by the purchasers of the Caracara assets or HDC, LLC, HL, LLC and HC, LLC that would further reduce the escrow receivable.

La Cuerva and LLA 62

In March 2012, the Company sold its interest in Hupecol Cuerva, LLC (“HC, LLC”) which held the Company’s interest in the La Cuerva and LLA 62 concessions in Colombia.

Pursuant to the terms of the sale of HC, LLC, on the closing date of the sale, 13.3% of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement.  In addition, Hupecol held 1.3% of the sales proceeds in a contingency escrow account.  The Company’s proportionate interest in the escrow deposit totaled $151,048, and was recorded as an escrow receivable at March 31, 2012.

NOTE 5 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2012, the Company invested $10,716,623 (of which $3,580,000 was accrued as of March 31, 2012) for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 4 wells in Colombia of $6,840,634, (2) seismic cost in Colombia of $139,400, (3) leasehold costs on U.S. properties of $49,159, (4) evaluation cost in Colombia of $107,430, and (5) prepaid future development costs of $3,580,000. Of the amount invested, the Company capitalized $91,778 to oil and gas properties subject to amortization, primarily attributable to developmental activity related the Company’s interest in La Cuerva, and $10,624,845 to oil and gas properties not subject to amortization, primarily attributable to drilling on the Company’s first well on CPO 4 block (the Tamandua #1), as well as the preparation for drilling the Company’s second well on CPO 4, seismic expenses on CPO 4 and other expenses on unevaluated concessions in Colombia.

Impairments

In April 2012, the Company announced that a determination had been made to cease efforts to test and complete the Tamandua #1 sidetrack well on the CPO 4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company included the costs received through March 31, 2012 related to the Tamandua #1 well in the full cost pool for inclusion in the ceiling test.  The Company recorded an impairment charge of $19,995,845 to write off costs not being amortized that were attributable to the drilling of the Tamandua #1 well on the Company’s CPO 4 block as well as to write off seismic exploration cost that were attributable to the CPO 4 block through March 31, 2012.

Sale of Oil and Gas Properties

During the three months ended March 31, 2012, the Company sold all of its interest in Hupecol Cuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

HC, LLC sold for $75 million, adjusted for working capital.  13.3% of the sales price of HC, LLC will be held in escrow to fund potential claims arising from the sale.  Pursuant to its 1.6% ownership interest in HC, LLC, the Company received 1.6% in the net sale proceeds after deduction of commissions, overriding royalty interest, and transaction expenses; subject to the escrow holdback and a further contingency holdback by Hupecol of 1.3% of the sales price.  Following completion of the sale of HC, LLC, the Company had no continuing interest in the La Cuerva and LLA 62 blocks.

At December 31, 2011, the Company’s estimated proved reserves associated with the La Cuerva and LLA 62 blocks totaled 94,619 barrels of oil, which represented 82% of the Company’s estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, the Company recognized a gain on the sale of $315,119 during the three months ended March 31, 2012, computed as follows:

Index

Sales price	$1,224,393
Add: Transfer of asset retirement and other obligations	34,471
Less: Transaction costs	(30,330)
Less: Prepaid deposits	(54,857)
Less: Carrying value of oil and gas properties, net	(858,558)
Net gain on sale	$315,119

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per share for the three months ended March 31, 2011 and 2012 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

	Three Months Ended
Pro-forma information:	2011	2012

Oil and gas revenue	$44,484	$57,325
Loss from operations	$28,159	$(20,736,113)
Net loss	$(1,177,451)	$(20,761,806)

Basic loss	$1,177,451	$20,761,806
Diluted loss per share	$(0.04)	$(0.67)

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2012 and Long Lived Assets (net of depletion, amortization, and impairments) as of March 31, 2012 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2012
	Revenues	Long Lived Assets, Net

United States	$57,325	$690,341
Colombia	263,185	12,910,753
Total	$320,510	$13,601,094

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

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2012 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,833,582	$7.02
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2012	1,833,582	$7.02	$1,098,677
Exercisable at March 31, 2012	1,243,582	$6.97	$971,877

Index

No options were granted or exercised during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company recognized $474,514 of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.  As of March 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was $2,100,183. The unrecognized expense is expected to be recognized over a weighted average period of 1.97 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2012 is 6.38 years and 6.24 years, respectively.

Shares available for issuance under the Plans as of March 31, 2012 totaled 734,752.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during the three months ended March 31, 2012, $61,424 was amortized to expense.  As of March 31, 2012, there was $546,301 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Share-based compensation expense included in general and administrative expense	$535,938	$592,491
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.02)	$(0.02)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of March 31, 2012, the lease agreement requires future payments as follows:

Year	Amount
2012	65,698
2013	89,054
2014	91,432
2015	93,793
2016	96,162
2017	40,479
Total	$476,618

For the three months ended March 31, the total base rental expense was $21,974 in 2012 and $21,615 in 2011.  The Company does not have any capital leases or other operating lease commitments.

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

Index

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guarantee the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until January 18, 2013 and the Company is required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%. All other terms and conditions of the Letter of Credit remained unchanged.  The deposit with JP Morgan Chase is classified as restricted cash – letter of credit in the accompanying balance sheet. The Company paid Banco de Bogota $10,681 in fees during the quarter ended March 31, 2012 related to the Letter of Credit and recorded the fees as other expense.

Legal Contingencies

At March 31, 2012, the Company was the subject of a non-public formal investigation being conducted by the Securities and Exchange Commission. Pursuant to the investigation, in February and April of 2012, the Company received three subpoenas issued by the SEC. The subpoenas called for the testimony of the Company’s chief executive officer and chief financial officer and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with the February 2012 subpoena issued by the SEC. Although the Company cannot be certain of the scope of the investigation, the SEC is trying to determine whether there have been any violations of the federal securities laws. The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, the Company has not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. The Company believes that additional class action suits have since been filed against it, and may in the future be filed against it, as a result of, or based on, the SEC investigation. The Complaint in the Silverman case seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company believes all of the claims in the Silverman case are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the Silverman case or any other class action lawsuits that have or may be filed.

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. Except as noted, the Company is currently not a party to any known material litigation.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for US purposes will be zero for 2012, and consequently, recorded no U.S. income tax liability or tax expense for the quarter ended March 31, 2012.   Income tax expense for 2011 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

Due to uncertainty regarding ultimate realization, the Company has established a valuation allowance of approximately $8,000,000 to fully reserve the net deferred tax assets as of March 31, 2012. During the three months ended March 31, 2012, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the impairment of oil and gas properties and the stock compensation expense recognized for book purposes during the period.

Index

NOTE 9 - SUBSEQUENT EVENTS

On April 19, 2012, the Company announced that a determination had been made to cease efforts to test and complete the C7 and C9 formations in the Tamandua #1 sidetrack well and the well was deemed non-commercial.  The Company also announced that efforts were commencing to move the drilling rig from the Tamandua #1 well site to the location of the next prospect on the CPO 4 block. This next well is expected to spud in May or June 2012.

On May 3, 2012, the Company entered into definitive agreements with certain institutional investors to sell, and on May 8, 2012 the Company sold, 6,200,000 units, with each unit consisting of one of the Company’s common shares and one warrant to purchase one common share, for gross proceeds of approximately $13.14 million, before deducting placement agent fees and estimated offering expenses, in a "registered direct" offering.  The investors purchased the units at a purchase price of $2.12 per unit. The warrants, which represent the right to acquire an aggregate of up to 6,200,000 common shares, are exercisable at any time on or after November 9, 2012 and prior to November 9, 2015 at an exercise price of $2.68 per share, which was 120% of the closing price of the Company’s common shares on the NYSE Amex on May 2, 2012.  Canaccord Genuity Inc. acted as lead placement agent for the offering, and Pareto Securities AS acted as joint-lead agent for the offering.  The Company intends to use the proceeds from the offering for general working capital purposes, including funding the Company’s share of costs of development of properties in which the Company holds interests.  A shelf registration statement relating to these securities previously was filed and declared effective by the Securities and Exchange Commission.  A prospectus supplement related to the offering was filed with the Securities and Exchange Commission on May 4, 2012.

Index

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2011.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2011.  As of, and for the quarter ended, March 31, 2012, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, net of impairment, include the following at March 31, 2012:

March 31, 2012
Acquisition costs	$910,329
Development and evaluation costs	12,601,893
Total	$13,512,222

Included in the carrying value of unevaluated oil and gas prospects above was $12,601,893 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Index

Current Year Developments

Drilling Activity

During the quarter ended March 31, 2012, we drilled 2 international wells in Colombia, as follows:

●
2 wells were drilled on the La Cuerva concession in which we hold a 1.6% working interest, of which 2 were completed and brought onto production (both wells were sold in connection with the sale of our interest in HC, LLC described below).

During the quarter ended March 31, 2012, no domestic wells were drilled.

At March 31, 2012, drilling operations were ongoing on the Tamandua #1 well in Colombia.  Subsequent to March 31, 2012, we announced that a determination had been made to cease efforts to test and complete the C7 and C9 formations in the Tamandua #1 sidetrack well and the well was deemed non-commercial.

Sale of La Cuerva and LLA 62 Blocks

During the three months ended March 31, 2012, we sold all of our interest in Hupecol Cuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

HC, LLC sold for $75 million, adjusted for working capital.  13.3% of the sales price of HC, LLC will be held in escrow to fund potential claims arising from the sale.  Pursuant to our 1.6% ownership interest in HC, LLC, we received 1.6% in the net sale proceeds after deduction of commissions, overriding royalty interest, and transaction expenses; subject to the escrow holdback and a further contingency holdback by Hupecol of 1.3% of the sales price.  Following completion of the sale of HC, LLC, we have no continuing interest in the La Cuerva and LLA 62 blocks.

CPO 4 and Serrania Development

During the three months ended March 31, 2012, our capital investment expenditures relating to development of our CPO 4 and Serrania prospects totaled $10,716,623 (of which $3,580,000 was accrued as of March 31, 2012) and related principally to drilling on the Company’s first well on CPO 4 block (the Tamandua #1), as well as the preparation of drilling the Company’s second well on CPO 4, seismic expenses on CPO 4 and other expenses on unevaluated concessions in Colombia.

In March 2012, the operator of Tamandua #1 determined that well conditions prevented effective testing of the lower zones of the well and a determination was made to plug back the well to further test the C-7 and C-9 formations.  Following incomplete test results in the C-9 formation as a result of well conditions, the non-operator partners, including Houston American, elected to test the C-7 formation.  In April 2012, we determined to cease efforts to test and complete the Tamandua #1 sidetrack well on the CPO 4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, we recorded an impairment charge of $19,995,845 to write off costs not being amortized that were attributable to the drilling of the Tamandua #1 well on the Company’s CPO 4 as well as to write off seismic exploration cost that were attributable to the CPO 4 block at March 31, 2012.

Financing Activities

On May 3, 2012, we entered into definitive agreements with certain institutional investors to sell, and on May 8, 2012 we sold, 6,200,000 units, with each unit consisting of one of our common shares and one warrant to purchase one common share, for gross proceeds of approximately $13.14 million, before deducting placement agent fees and estimated offering expenses, in a "registered direct" offering.  The investors purchased the units at a purchase price of $2.12 per unit. The warrants, which represent the right to acquire an aggregate of up to 6,200,000 common shares, are exercisable at any time on or after November 9, 2012 and prior to November 9, 2015 at an exercise price of $2.68 per share, which was 120% of the closing price of our common shares on the NYSE Amex on May 2, 2012.  Canaccord Genuity Inc. acted as lead placement agent for the offering, and Pareto Securities AS acted as joint-lead agent for the offering.  We intend to use the proceeds from the offering for general working capital purposes, including funding our share of costs of development of properties in which we hold interests.  A shelf registration statement relating to these securities previously was filed and declared effective by the Securities and Exchange Commission.  A prospectus supplement related to the offering was filed with the Securities and Exchange Commission on May 4, 2012.

Index

Legal Proceedings

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. We believe that additional class action suits have since been filed against us, and may in the future be filed against us, as a result of, or based on, the SEC investigation. The Complaint in the Silverman case seeks unspecified damages, interest, attorneys’ fees, and other costs. We believe all of the claims in the Silverman case are without merit and intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the Silverman case or any other class action lawsuits that have or may be filed.  We expect to incur costs and to devote management time and resources to defending such lawsuits.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 158% to $320,510 in the three months ended March 31, 2012 compared to $124,303 in the three months ended March 31, 2011.  The increase in revenue was due to development in the La Cuerva field.  As stated previously, the La Cuerva Field was sold during the quarter.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2012 and 2011:

	2012	2011
Gross producing wells	22	20
Net producing wells	0.46	0.41
Net oil and gas production (BOE)	2,852	1,710
Average sales price – oil (per barrel)	$109.75	$91.15
Average sales price – natural gas (per Mcf)	$3.87	$4.77

The number of gross wells shown above includes the 16 gross (0.256 net) wells attributable to the La Cuerva concession.  At March 31, 2012 the Company had 6 (0.20 net) wells after reducing the number of wells attributable to the La Cuerva block due to the sale of HC, LLC.

The change in average sales prices realized reflects rises in global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia		U.S.	Total
2012 First Quarter
Oil sales	$263,182	*	$40,689	$303,871
Gas sales	—		16,639	16,639
2011 First Quarter
Oil sales	$79,819		$29,200	$109,019
Gas sales	—		15,284	15,284

* Includes a $69,186 payment from Hupecol for oil produced in 2011 which is considered immaterial to the 2011 financial statements.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Columbian operations discussed below, increased 9.15% to $139,602 in the 2012 quarter from $127,902 in the 2011 quarter.  The increase in total lease operating expenses was attributable to additional wells coming on line in Colombia.  Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2012 First Quarter	$118,734	$20,868	$139,602
2011 First Quarter	111,644	16,258	127,902

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $3,244 during the 2012 quarter and $2,759 during the 2011 quarter.  The change in joint venture expenses was attributable to operation of additional wells as a result of drilling additional wells over the past year.

Index

Depreciation and Depletion Expense.  Depreciation and depletion expense was $49,282 and $27,997 for the quarter ended March 31, 2012 and 2011, respectively.  The increase is due to the additional wells developed on La Cuerva and additional production attributable to our La Cuerva block prior to the sale.

Gain on sale of oil and gas properties. The sale of our indirect interests in Hupecol Cuerva, LLC resulted in a gain of $315,119 during the 2012 quarter.

Impairment expense.  Termination of our testing and completion efforts on our Tamandua #1 sidetrack well resulted in impairment expense of $19,995,845 during the 2012 quarter.

General and Administrative Expenses.  General and administrative expense decreased by 8.0% to $1,080,847 during the 2012 quarter from $1,175,095 during the 2011 quarter.  The decrease in general and administrative expense was primarily attributable to a decrease in stock compensation and professional fees.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  During the 2012 quarter, we reported net expense of $25,693 as compared to net other expense of $19,671 during the 2011 quarter.  The change was attributable to reduced interest income on lower cash balances.

Income Tax Expense.  We reported income tax expense of $9,211 during the 2012 quarter compared to income tax expense of $2,794 during the 2011 first quarter.  Income tax expense during the 2011 and 2012 quarters was entirely attributable to operations in Colombia. The change in income tax expense during the 2012 quarter was attributable to increased production.  The Company recorded no U.S. income tax liability in the 2012 or 2011 quarters.

Financial Condition

Liquidity and Capital Resources.  At March 31, 2012, we had a cash balance of $2,952,403 and working capital of $9,284,194, compared to a cash balance of $9,930,284 and working capital of $19,636,540 at December 31, 2011. The change in working capital during the period was primarily attributable to the payment of costs associated with drilling of our Tamandua #1 sidetrack well.

Operating activities used cash of $540,827 during the 2012 quarter as compared to $3,306,037 of cash used during the 2011 quarter.  The change in operating cash flow was primarily attributable to change in accounts payable.

Investing activities used $6,242,702 during the 2012 quarter compared to $767,220 used during the 2011 quarter.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $7,136,623 and the purchase of marketable securities of $156,817, partially offset by proceeds from sale of our interest in Hupecol Cuerva, LLC of $1,050,738 during the 2012 quarter.

Financing activities during 2012 used $194,352 attributable to certain common stock offering costs.

Long-Term Liabilities.  At March 31, 2012, we had long-term liabilities of $8,906 as compared to $45,039 at December 31, 2011.  Long-term liabilities at March 31, 2012 and December 31, 2011 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated by proceeds from anticipated financing transactions.

During the three months ended March 31, 2012, the Company invested $10,716,623 (of which $3,580,000 was accrued as of March 31, 2012) for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 4 wells in Colombia of $6,840,634, (2) seismic cost in Colombia of $139,400, (3) leasehold costs on U.S. properties of $49,159, (4) evaluation cost in Colombia of $107,430, and (5) prepaid future development costs of $3,580,000. Of the amount invested, the Company capitalized $91,778 to oil and gas properties subject to amortization, primarily attributable to developmental activity related the Company’s interest in La Cuerva, and $10,624,845 to oil and gas properties not subject to amortization, primarily attributable to drilling on the Company’s first well on CPO 4 block (the Tamandua #1), as well as the preparation of drilling the Company’s second well on CPO 4, seismic expenses on CPO 4 and other expenses on unevaluated concessions in Colombia.

Due to the delays and cost overruns in drilling our Tamandua #1 well, and the ultimate failure to complete Tamandua #1 as a commercial well, at March 31, 2012, we lacked the necessary financial resources to fully fund our 2012 drilling budget.  In May 2012, we completed the sale of shares of common stock and warrants that resulted in our receipt of approximately $12.5 million (net of placement fees and offering costs of $0.64 million) of additional cash.  However, it is possible that we will require additional capital beyond that received in our May 2012 offering to fully fund our 2012 drilling budget.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our 2012 drilling budget and to support future acquisitions and development activities.

Index

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

ITEM 1A	RISK FACTORS

We may incur costs and be subject to sanctions and uncertainties relating to the ongoing investigation of our company by the SEC.

We are the subject of an ongoing formal investigation by the Securities and Exchange Commission.  Pursuant to the investigation, in February and April of 2012, we received three subpoenas issued by the SEC.  The subpoenas called for the testimony of our chief executive officer and chief financial officer and the delivery of certain documents.  The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010.  We received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with the February 2012 subpoena issued by the SEC.  Although we cannot be certain of the scope of the investigation, the SEC is trying to determine whether there have been any violations of the federal securities laws.  A determination by the SEC that the company has violated the U.S. securities laws would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We could be negatively impacted by securities class action complaints.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against Houston American Energy Corp. and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. It will take time and money to defend this suit and may distract us from more productive activities. No assurance can be provided that we will be successful in defending this litigation or that insurance proceeds will be sufficient to cover any liability under such claims.  We believe that additional class actions may have since been filed against us, and that additional class action suits may be filed against us in the future, as a result of, or based on, the SEC investigation and all such actions would also take time and corporate resources to defend against.  If the plaintiffs in the above referenced Silverman litigation, or the plaintiffs in any other class action litigation, are successful in their litigation, the payment by us of damages, interest, attorneys’ fees and costs would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Index

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
Date: May 10, 2012
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer