Form 10-Q
period 2012-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2012-08-09
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 9, 2012, we had 37,365,230 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$6,392,057	$9,930,284
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – oil and gas sales	—	40,502
Accounts receivable – other	4,322,074	4,322,063
Escrow receivable – current	2,030,328	1,863,332
Marketable securities – available for sale	470,957	707,445
Prepaid expenses and other current assets	143,285	13,635
TOTAL CURRENT ASSETS	16,414,951	19,933,511

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	37,486,672	2,490,164
Costs not being amortized	4,759,057	22,890,944
Office equipment	90,004	90,004
Total property, plant and equipment	42,335,733	25,471,112
Accumulated depreciation, depletion and impairment	(37,487,592)	(1,675,232)
TOTAL PROPERTY, PLANT, AND EQUIPMENT, NET	4,848,141	23,795,880

OTHER ASSETS
Deferred tax asset	—	3,195,583
Escrow receivable	1,664,581	1,664,581
Other assets	3,166	68,381
TOTAL ASSETS	$22,930,839	$48,657,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$68,811	$84,300
Accrued cash call to operator	3,728,695	—
Accrued expenses	190,288	185,597
Income taxes payable	21,139	27,074
TOTAL CURRENT LIABILITIES	4,008,933	296,971

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	7,596	41,419
Deferred rent obligation	—	3,620
TOTAL LONG-TERM LIABILITIES	7,596	45,039

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,365,230 and 31,165,230 shares issued and outstanding, respectively	37,365	31,165
Additional paid-in capital	54,278,307	40,602,643
Retained earnings (accumulated deficit)	(35,114,427)	7,575,747
Accumulated other comprehensive income (loss)	(286,935)	106,371
TOTAL SHAREHOLDERS’ EQUITY	18,914,310	48,315,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,930,839	$48,657,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

OIL AND GAS REVENUE	$356,857	$477,808	$36,347	$353,505

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	158,648	321,464	19,047	193,562
Joint venture expenses	3,244	5,924	—	3,164
General and administrative expense	3,113,187	2,747,468	2,032,339	1,572,374
Impairment of oil and gas properties	36,628,919	—	16,633,074	—
Loss (gain) on sale of oil and gas properties	(315,119)	179,595	—	179,595
Depreciation and depletion	55,467	70,344	6,185	42,347
Total operating expenses	39,644,346	3,324,795	18,690,645	1,991,042

Loss from operations	(39,287,489)	(2,846,987)	(18,654,298)	(1,637,537)

OTHER INCOME (EXPENSE)
Interest income	6,692	43,405	2,242	20,324
Other expense	(44,012)	(42,761)	(13,869)	(10)
Total other income (expense)	(37,320)	644	(11,627)	20,314

Net loss before taxes	(39,324,809)	(2,846,343)	(18,665,925)	(1,617,223)

Income tax expense	3,365,365	88,377	3,356,154	85,583

Net loss	$(42,690,174)	$(2,934,720)	$(22,022,079)	$(1,702,806)

Basic and diluted loss per common share	$(1.29)	$(0.09)	$(0.63)	$(0.05)

Based and diluted weighted average common shares outstanding	33,004,790	31,111,267	34,844,351	31,128,142

COMPREHENSIVE LOSS
Net loss	$(42,690,174)	$(2,934,720)	$(22,022,079)	$(1,702,806)
Unrealized loss on marketable securities	(393,306)	—	(159,548)	—
Net comprehensive loss	$(43,083,480)	$(2,934,720)	$(22,181,627)	$(1,702,806)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,690,174)	$(2,934,720)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	55,467	70,344
Stock-based compensation	1,284,165	1,159,911
Impairment of oil and gas properties	36,628,919	—
Accretion of asset retirement obligation	648	5,664
Amortization of deferred rent	(3,620)	(3,159)
(Gain) loss on sale of oil and gas properties – Colombia	(315,119)	206,925
Deferred tax asset	3,195,583	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,491	1,124,448
Increase in prepaid expense	(119,293)	(78,003)
Decrease in accounts payable and accrued liabilities	(16,733)	(3,854,496)

Net cash used in operating activities	(1,939,666)	(4,303,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(14,866,511)	(4,072,201)
Proceeds from sale of Colombian oil and gas properties, net of expenses	1,027,068	—
Proceeds from escrow receivable	—	516,392
Purchase of marketable securities	(156,818)	—

Net cash used in investing activities	(13,996,261)	(3,555,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of expenses of $746,300	12,397,700	—

Net cash provided by financing activities	12,397,700	—

Decrease in cash	(3,538,227)	(7,858,895)
Cash, beginning of period	9,930,284	26,656,450
Cash, end of period	$6,392,057	$18,797,555

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$172,246	$3,893,126

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in escrow receivable funds utilized to pay accrued taxes	$—	$1,144,285
Change in reserve for plugging and abandonment costs	$—	$9,532
Accrued oil and gas development cost	$3,728,695	$—
Sales price of oil and gas properties placed in escrow	$166,995	$—
Unrealized loss on available for sale securities	$393,306	$—
Cashless exercise of stock options	$—	$39

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $9,103,398 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2012. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options.  Using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 92,551 and 351,691 shares, respectively, for the three and six months ended June 30, 2012 and by approximately 859,400 and 838,000 shares, respectively, for the three and six months ended June 30, 2011; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from June 30, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

Index

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE – OTHER

Gulf United Energy, Inc.

In connection with the Company’s acquisition in July 2010 of an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Colombia and which is operated by SK Energy Co. LTD (“SK Energy”), the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the CPO 4 Block Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire from SK Energy a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following National Hydrocarbon Agency of Colombia (the “ANH”) approval, which is still pending and is expected to occur in 2012, (i) the Company’s 12.5% share of past costs (as defined in the Farmout Agreement with SK Energy) incurred through July 31, 2010, and (ii) the Company’s 25% share of seismic acquisition costs incurred through July 31, 2010, or a total of $3,951,423.  The amount due from Gulf United is classified as accounts receivable – other in the accompanying balance sheet.

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

NOTE 3 – MARKETABLE SECURITIES – AVAILABLE FOR SALE

At June 30, 2012, the Company held common stock in a publicly traded company valued at $470,957, based on the closing market price per share.  This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive income (loss) in the consolidated statements of operations. During the six months ended June 30, 2012, the Company purchased additional common shares in the same publicly traded company at a cost of $156,817 and recognized other comprehensive losses during the three and six months ended June 30, 2012 of $159,548 and $393,306, respectively, reflecting the unrealized decline in fair market value of this investment as of June 30, 2012.

NOTE 4 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2012, the Company invested $18,595,206 (of which $3,728,695 was accrued as of June 30, 2012) for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 3 wells in Colombia of $18,277,606, (2) seismic cost in Colombia of $139,400, (3) evaluation cost in Colombia of $107,430 and (4) leasehold costs on U.S. properties of $70,770.  Of the amount invested, we capitalized $18,530,832 to oil and gas properties subject to amortization, primarily attributable to developmental activity related to the Company’s first two wells on CPO 4 block (the Tamandua #1 and Cachirre #1), as well as the preparation for drilling the Company’s third well on CPO 4 (the Zorro Gris), seismic expenses on CPO 4 and other expenses on unevaluated concessions in Colombia.

Our estimated drilling budget during the second half of 2012 is approximately $20.0 million, principally relating to the drilling of a third well (Zorro Gris) on the CPO 4 prospect, a future seismic acquisition program on CPO 4, a new Standby Letter of Credit on CPO 4 for our Phase II election which was made in July of 2012, as well as general and administrative and social and environmental costs associated with CPO 4.

Impairments

In April 2012, the Company, together with the operator, determined to cease efforts to test and complete the Tamandua #1 sidetrack well on the CPO 4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company included the costs related to the Tamandua #1 well in the full cost pool for inclusion in the ceiling test.  The Company recorded  impairment charges of $6,531,455 and $26,527,300 during the three and six months ended June 30, 2012, respectively, to write off costs not being amortized that were attributable to the drilling of the Tamandua #1 well on the Company’s CPO 4 block as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the CPO 4 block through June 30, 2012.

Index

In July 2012, the Company determined to plug and abandon the Cachirre #1 well on the CPO 4 prospect in Colombia.  As a result of such determination, the Company included the costs related to the Cachirre #1 well in the full cost pool for inclusion in the ceiling test at June 30, 2012.  The Company recorded an impairment charge of $10,101,619 during the three and six months ended June 30, 2012 to write off costs not being amortized that were attributable to the drilling of the Cachirre #1 well as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the CPO 4 block through June 30, 2012.  The Company estimates that an additional impairment charge of approximately $1.2 million will be recorded in the third quarter on the Cachirre well for cost incurred on the well by the Company after the six months ended June 30, 2012.

Sale of Oil and Gas Properties

During the first quarter of 2012, the Company sold all of its interest in Hupecol Cuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

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

At December 31, 2011, the Company’s estimated proved reserves associated with the La Cuerva and LLA 62 blocks totaled 94,619 barrels of oil, which represented 82% of the Company’s estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, the Company recognized a gain on the sale of $315,119 during the six months ended June 30, 2012, computed as follows:

Sales price	$1,224,393
Add: Transfer of asset retirement and other obligations	34,471
Less: Transaction costs	(30,330)
Less: Prepaid deposits	(54,857)
Less: Carrying value of oil and gas properties, net	(858,558)
Net gain on sale	$315,119

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per common share for the three and six months ended June 30, 2012 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro-Forma Information:	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Oil and gas revenue	$36,347	$93,672
Loss from operations	$(18,654,298)	$(39,701,581)
Net loss	$(18,826,496)	$(39,899,473)

Basic and diluted loss per common share	$(0.63)	$(1.20)

Index

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per common share for the three and six months ended June 30, 2011 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro-Forma Information:	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Oil and gas revenue	$97,132	$160,693
Loss from operations	$(2,588,583)	$(3,340,939)
Net loss	$(2,181,712)	$(2,913,337)

Basic and diluted loss per common share	$(0.07)	$(0.09)

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three and six months ended June 30, 2012 and 2011 and Long Lived Assets (net of depletion, amortization, and impairments) as of June 30, 2012 and December 31, 2011 attributable to each geographical area are presented below:

	Three Months Ended June 30, 2012 Revenues	Six Months Ended June 30, 2012 Revenues	As of June 30, 2012 Long Lived Assets Net

United States	$36,347	$93,671	$1,015,506
Colombia	-	263,186	3,832,635
Total	$36,347	$356,857	$4,848,141

	Three Months Ended June 30, 2011 Revenues	Six Months Ended June 30, 2011 Revenues	As of Dec. 31, 2011 Long Lived Assets Net

United States	$40,043	$84,527	$603,135
Colombia	313,462	393,281	23,192,745
Total	$353,505	$477,808	$23,795,880

NOTE 5 – ESCROW RECEIVABLE

At June 30, 2012 and December 31, 2011, the Company’s balance sheet reflected the following escrow receivables relating to amounts held in escrow to fund post-closing adjustments with respect to the sale of various oil and gas properties previously held by the Company:

	Balance as of June 30, 2012
Description	Current	Noncurrent	Total

Caracara Escrow	$131,021	$—	$131,021
Tambaqui Escrow	31,500	—	31,500
HDC LLC & HL LLC 15% Escrow	1,664,581	1,664,581	3,329,162
HDC LLC & HL LLC 5% Contingency	36,231	—	36,231
HC LLC 5% Contingency	15,947	—	15,947
HC LLC 14.66% Escrow	151,048	—	151,048
TOTAL	$2,030,328	$1,664,581	$3,694,909

Index

	Balance as of December 31, 2011
Description	Current	Noncurrent	Total

Caracara Escrow	$131,021	$—	$131,021
Tambaqui Escrow	31,500	—	31,500
HDC LLC and HL LLC 15% Escrow	1,664,581	1,664,581	3,329,162
HDC LLC and HL LLC 5% Contingency	36,230	—	36,230
TOTAL	$1,863,332	$1,664,581	$3,527,913

Changes in escrow receivables from December 31, 2011 to June 30, 2012 reflect the establishment of the HC LLC escrow receivable totaling $166,995.  There were no settlements and releases relating to the escrow receivables during the six months ended June 30, 2012.  As of June 30, 2012, the Company is not aware of any other claims by the purchasers of the Caracara assets or HDC, LLC, HL, LLC and HC, LLC that would further reduce the escrow receivables.

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan (the “2005 Plan”) and the Company’s 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan” and, together with the 2005 Plan, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2012 is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,833,582	$7.02
Granted (1)	584,475	1.65
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2012 (1)	2,418,057	$5.72	$—
Exercisable at June 30, 2012	1,893,677	$5.59	$—

(1)	Does not include 915,525 options subject to shareholder approval, which were granted on June 11, 2012 and which are described in more detail below.

On June 11, 2012, options to purchase an aggregate of 300,000 shares were granted to non-employee directors and options to purchase an aggregate of 1,200,000 shares were granted to employees.

The 300,000 options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten year life and have an exercise price of $1.65 per share. Of those options, 155,475 are exercisable commencing 6 months from the date of grant and 144,525 are exercisable on and after shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to non-employee directors, excluding grants that are subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $128,328 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.353%, (2) expected life in years of 2.83, (3) expected stock volatility of 84.6%, and (4) expected dividend yield of 1.21%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 1,200,000 options granted to employees vested on the grant date, have a ten-year life and have an exercise price of $1.65 per share. Of those options, 429,000 are exercisable commencing 6 months from the date of grant and 771,000 are exercisable on and after shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to employees, excluding grants that are subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $354,098 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.353%, (2) expected life in years of 2.83, (3) expected stock volatility of 84.6%, and (4) expected dividend yield of 1.21%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Index

During the three and six months ended June 30, 2012, the Company recognized $686,767 and $1,161,284, respectively, of stock compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants but excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan.  As of June 30, 2012, total unrecognized stock-based compensation expense related to non-vested stock options, excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, was $1,895,845.  The unrecognized expense is expected to be recognized over a weighted average period of 1.76 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2012 is 7.06 years and 6.98 years, respectively.

Shares available for issuance under the Plans as of June 30, 2012 totaled 150,277.  The Company’s board of directors adopted an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved thereunder by 1,800,000 shares.  The amendment to the 2008 Equity Incentive Plan is subject to approval by the Company’s shareholders.  Option grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan will be valued and accounted for at the time of shareholder approval of the amendment.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during the three and six months ended June 30, 2012, $61,457 and $122,881, respectively, was amortized to expense.  As of June 30, 2012, there was $484,844 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 1.95 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011

Share-based compensation expense included in general and administrative expense	$748,224	$567,421
Earnings per common share effect of share-based compensation expense – basic and diluted	$(0.02)	$(0.02)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011

Share-based compensation expense included in general and administrative expense	$1,284,165	$1,159,911
Earnings per common share effect of share-based compensation expense – basic and diluted	$(0.04)	$(0.04)

NOTE 7 – COMMON STOCK AND WARRANTS

On May 3, 2012, the Company entered into definitive agreements with certain institutional investors to sell, and on May 8, 2012 the Company sold, 6,200,000 units, with each unit consisting of one of the Company’s common shares and one warrant to purchase one common share, for gross proceeds of approximately $13.14 million, before deducting placement agent fees and estimated offering expenses, in a "registered direct" offering.  The investors purchased the units at a purchase price of $2.12 per unit. The warrants, which represent the right to acquire an aggregate of up to 6,200,000 common shares, had an estimated relative fair value of $3.76 million of the $13.14 million in total proceeds from the offering. The estimated warrants value was calculated using Black-Scholes pricing model with the following parameters; (1) risk-free interest rate of 0.252%, (2) expected life in years of 1.80, (3) expected stock volatility of 85.0%, and (4) expected divided yeild of 0.0. The warrants are exercisable at any time on or after November 9, 2012 and prior to November 9, 2015 at an exercise price of $2.68 per share, which was 120% of the closing price of the Company’s common shares on the NYSE Amex on May 2, 2012. As of June 30, 2012, the warrants had an intriasic value of $0.

Index

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of June 30, 2012, the lease agreement requires future payments as follows:

Year	Amount
2012	43,947
2013	89,054
2014	91,432
2015	93,793
2016	96,162
2017	40,479
Total	$454,867

For the three and six months ended June 30, 2012, the total base rental expense was $21,751 and $43,725, respectively.  The Company does not have any capital leases or other operating lease commitments.

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

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guarantee the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until January 18, 2013 and the Company is required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to the Company increasing its interest in the CPO-4 block from 25.0% to 37.5%.

On July 17, 2012, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to extend the date of expiration to April 1, 2013.  Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to extend its existing Stand by Letter of Credit to April 1, 2013.  The deposit with JP Morgan Chase is classified as restricted cash – letter of credit in the accompanying balance sheet. The Company paid Banco de Bogota and JP Morgan Chase $13,869 and $30,144 in fees, respectively, during the six months ended June 30, 2012 related to the Letter of Credit and recorded the fees as other expense.  All other terms and conditions of the Letter of Credit remained unchanged.

Legal Contingencies

At June 30, 2012, the Company was the subject of a non-public formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. Although the Company cannot be certain of the scope of the investigation, the SEC is trying to determine whether there have been any violations of the federal securities laws. The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, the Company has not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the scope, timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Index

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Additional suits have been filed, and may in the future be filed against the Company, based on the same factual allegations set forth in the Silverman case.  The Complaint in the Silverman case seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company believes all of the claims in the Silverman case are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the Silverman case or any other class action lawsuits that have or may be filed.

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. Except as noted above and in Note 10 - Subsequent Events, the Company is currently not a party to any known material litigation.

Tax Contingency

At June 30, 2012, the Company had engaged its tax advisors in Colombia to evaluate certain tax and other filings made in Colombia by other advisors for 2010 and 2011.  The Company’s advisors identified inconsistencies between tax and non-tax filings with respect to equity investments made by the Company in Colombia during 2010.  Based on guidance from the Company’s advisors, no liability or expense has been accrued with respect to the tax on equity investments.  In the event that it is determined that a Colombian equity tax is due, the full amount of the Colombian tax is estimated at approximately $1.2 million.
NOTE 9 – INCOME TAXES

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

The Company has estimated that its effective tax rate for US purposes is (8.44)% for 2012.   The Company reported income tax expense of $3,365,365 for the period ending June 30, 2012 of which $3,195,583 is attributable to the increase in the Company’s valuation allowance due to the uncertainty of realizing the benefit of all the Company’s deferred tax assets.  The difference relates to cash taxes paid in Colombia.  Income tax expense for 2011 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

At December 31, 2011, the Company had deferred tax assets of $4,310,769, of which $1,115,186 related to net operating losses.  At March 31, 2012, management determined that a full valuation allowance should be placed against the deferred tax asset related to the net operating loss only, resulting in the reporting of a deferred tax asset of $3,195,583 at March 31, 2012.  Due to unsuccessful drilling efforts in Colombia, management has re-evaluated the Company’s ability to fully utilize these deferred tax assets.  As a result, management has determined that a full valuation allowance is required resulting in an estimated valuation allowance at June 30, 2012 of $17,450,000.

NOTE 10 – SUBSEQUENT EVENTS

In July 2012, the Company appointed a new non-employee director following the resignation of a non-employee director.  In connection with the appointment, the Company granted stock options to purchase 25,000 shares of common stock at $1.18 per share with a fair value of 19,375.

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain directors and officers of the Company and the Company, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of the Company against certain of the directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against the Company.

Index

In connection with the ongoing non-public formal investigation being conducted by the SEC and indemnification provisions contained in an engagement agreement with Global Hunter Securities, LLC relating to the Company’s 2009 equity offering, in July 2012, the Company and Global Hunter entered into an agreement whereby the Company agreed to pay $271,580 on or before July 27, 2012 to settle any and all claims by Global Hunter related to reimbursement of attorney’s fees under the indemnity provision.  In exchange for the payment, the Company was granted a full release by Global Hunter Securities of any future claims or liabilities asserted by Global Hunter in connection with the offering.  The Company paid the amount on July 26, 2012.

In July 2012, the Company determined to plug and abandon the Cachirre #1 well on the CPO 4 prospect in Colombia.  As a result of such determination, the Company included the costs related to the Cachirre #1 well in the full cost pool for inclusion in the ceiling test at June 30, 2012.  The Company recorded an impairment charge of $10,101,619 during the three and six months ended June 30, 2012 to write off costs not being amortized that were attributable to the drilling of the Cachirre #1 well as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the CPO 4 block through June 30, 2012.  The Company estimates that an additional impairment charge of approximately $1.2 million will be recorded in the third quarter on the Cachirre well for costs incurred on the well by the Company after the six months ended June 30, 2012.

In July 2012, the Company’s board authorized the engagement of an investment banking firm, and the Company engaged Canaccord Genuity, Inc., to assist in the evaluation of a broad range of financial and strategic alternatives, including, but not limited to, seeking additional financing to support the long-term development of its oil and gas properties, seeking financial and/or industry partners to participate in the development of its properties, selling some of or all of the Company’s assets or interests in those assets, and the possible sale of the Company, among other alternatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Index

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2011.  As of, and for the quarter ended, June 30, 2012, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, net of impairment, include the following at June 30, 2012:

June 30, 2012
Acquisition costs	$925,423
Development and evaluation costs	3,833,514
Total	$4,759,057

Included in the carrying value of unevaluated oil and gas prospects above was $3,832,634 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Current Year Developments

Drilling Activity

During the six months ended June 30, 2012, we drilled 4 international wells in Colombia, as follows:

▪
2 wells were drilled on the La Cuerva concession in which we hold a 1.6% working interest, of which 2 were completed and brought onto production (both wells were sold in connection with the sale of our interest in HC, LLC described below).

▪	2 wells were drilled on the CPO 4 block in Colombia, of which one was determined to be non-commercial and the second was being tested at June 30, 2012.

Subsequent to June 30, 2012, the second well drilled on the CPO 4 block was determined to be non-commercial and drilling efforts on a third well commenced (see “CPO 4 and Serrania Development” below).

During the six months ended June 30, 2012, no domestic wells were drilled.

Sale of La Cuerva and LLA 62 Blocks

During the first quarter of 2012, we sold all of our interest in Hupecol Cuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

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

CPO 4 and Serrania Development

During the six months ended June 30, 2012, the Company invested $18,595,206 (of which $3,728,695 was accrued as of June 30, 2012) for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 3 wells in Colombia of $18,277,606, (2) seismic cost in Colombia of $139,400, (3) evaluation cost in Colombia of $107,430 and (4) leasehold costs on U.S. properties of $70,770.  Of the amount invested, we capitalized $18,530,832 to oil and gas properties subject to amortization, primarily attributable to developmental activity related to the Company’s first two wells on CPO 4 block (the Tamandua #1 and Cachirre #1), as well as the preparation for drilling the Company’s third well (the Zorro Gris) on CPO 4, seismic expenses on CPO 4 and other expenses on unevaluated concessions in Colombia.

Index

In April 2012, we, together with the operator, determined to cease efforts to test and complete the Tamandua #1 sidetrack well on the CPO 4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, we included the costs related to the Tamandua #1 well in the full cost pool for inclusion in the ceiling test.  We recorded an impairment charge of $26,527,300 during the six months ended June 30, 2012 to write off costs not being amortized that were attributable to the drilling of the Tamandua #1 well on the CPO 4 block as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the CPO 4 block through June 30, 2012.

In July 2012, we determined to plug and abandon the Cachirre #1 well on the CPO 4 prospect in Colombia.  As a result of such determination, we recorded an impairment charge of $10,101,619 during the quarter and six months ended June 30, 2012 to write off costs not being amortized that were attributable to the drilling of the Cachirre #1 well as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the CPO 4 block through June 30, 2012.  The Company estimates that an additional impairment charge of approximately $1.2 million will be recorded in the third quarter on the Cachirre well for cost incurred on the well by the Company after the six months ended June 30, 2012.

With respect to development of our Serrania Block, the National Hydrocarbon Agency of Colombia (the “ANH”) has granted extensions of required development commitments, including drilling of a first test well, until September 2013 based on conditions on the ground.  Based on those conditions, we anticipate that drilling of a first test well on the Serrania Block will not occur until 2013.

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

Legal Proceedings

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Additional class action suits have since been filed against us, and may in the future be filed against us, based on the same factual allegations set forth in the Silverman case. The Complaint in the Silverman case seeks unspecified damages, interest, attorneys’ fees, and other costs. We believe all of the claims in the Silverman case are without merit and intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the Silverman case or any other class action lawsuits that have or may be filed.  We expect to incur costs and to devote management time and resources to defending such lawsuits.

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain directors and officers of the Company and the Company, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of Houston American against certain of our directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against Houston American.  We may, however, incur certain costs and demands on management time and resources in connection with the lawsuit.

Index

In connection with the ongoing non-public formal investigation being conducted by the SEC and indemnification provisions contained in an engagement agreement with Global Hunter Securities, LLC relating to the Company’s 2009 equity offering, in July 2012, the Company and Global Hunter entered into an agreement whereby the Company agreed to pay $271,580 on or before July 27, 2012 to settle any and all claims by Global Hunter related to reimbursement of attorney’s fees under the indemnity provision.  In exchange for the payment, the Company was granted a full release by Global Hunter Securities of any future claims or liabilities asserted by Global Hunter in connection with the offering.  The Company paid the amount on July 27, 2012.

Compensation Expense

In June 2012, our board of directors approved, and we paid, cash bonuses to our senior management team totaling $403,199 and grants of stock options to acquire an aggregate of 1,200,000 shares of common stock and, effective July 1, 2012, we increased the base salary of members of our senior management team by amounts ranging from 5% to 15%.

The options granted vested on the grant date, have a ten year life and have an exercise price of $1.65 per share. Of those options, 429,000 are exercisable commencing 6 months from the date of grant and 771,000 are exercisable on and after shareholder approval of an amendment to our 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to employees, excluding grants that are subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $354,098 using the Black-Scholes option-pricing model.  Of that value, all were recognized as compensation expense at the date of grant.  Option grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan will be valued and accounted for at the time of shareholder approval of the amendment.

In June 2012, our board of directors approved grants of stock options to purchase 25,000 shares of common stock, consistent with our existing director compensation program, to each of our non-employee directors and one-time extraordinary grants of stock options to purchase 75,000 shares of common stock to each of our non-employee directors. Each of the options vest 20% on the grant date and 80% nine months from the grant date and is exercisable for a term of 10 years at an exercise price of $1.65 per share; provided, however, that 48,175 of the options granted to each of the directors shall not be exercisable, in part or in whole, until such time as our shareholders shall have approved an amendment to our 2008 Equity Incentive Plan increasing the shares reserved for issuance under the plan to an amount sufficient to permit issuance of such shares.

In June 2012, our board of directors amended our cash compensation arrangements for non-employee directors, effective June 30, 2012, to increase all amounts payable thereunder by 50% to: annual retainer of $9,000, payable in quarterly installments of $2,250; annual retainer for service on each committee of $3,000, payable in quarterly installments of $750; annual retainer for service as chairman of the audit committee of $3,750, payable in quarterly installments of $937.50; and annual retainer for service as chairman of the compensation committee of $2,250, payable in quarterly installments of $562.50.

In June 2012, our board of directors approved the entry into Change in Control Agreements (the “Change in Control Agreements”) with our President and Chief Executive Officer, John Terwilliger, Chief Financial Officer, James J. Jacobs, and Senior Vice President – Exploration, Kenneth Jeffers. Pursuant to the Change in Control Agreements, if we undergo a change in control and a covered officer is terminated without cause or resigns for good reason within 90 days prior to or within 12 months following a change in control, the subject officer is entitled to (i) a lump sum cash severance payment equal to 250% of his average annual cash compensation (including salary and bonuses) during the three years ending on the termination date, and (ii) acceleration of vesting of all unvested time-based stock options.

During the three and six months ended June 30, 2012, we recognized non-cash compensation expense associated with grants of restricted stock and stock options totaling $61,457 and $122,881, respectively.

As of June 30, 2012, excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, there was $484,844 of total unrecognized compensation cost related to unvested restricted stock and $1,895,845 of total unrecognized compensation cost related to unvested, or un-exercisable, stock options.  The cost is expected to be recognized over a weighted average period of approximately 1.95 years for restricted stock and 1.73 years for stock options.  Option grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan will be valued and accounted for at the time of shareholder approval of the amendment.

Strategic Alternative Review

In July 2012, our board authorized the engagement of an investment banking firm, and we engaged Canaccord Genuity, Inc., to assist in the evaluation of a broad range of financial and strategic alternatives, including, but not limited to, seeking additional financing to support the long-term development of our oil and gas properties, seeking financial and/or industry partners to participate in the development of our properties, selling some of or all of our assets or interests in those assets, and the possible sale of our company, among other alternatives.

Index

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 89.7% to $36,347 in the three months ended June 30, 2012 compared to $353,505 in the three months ended June 30, 2011.  For the six month period, oil and gas revenues decreased 25.3% to $356,857 in the six months ended June 30, 2012 compared to $477,808 in the six months ended June 30, 2011.

The decrease in revenue was due to the sale of the La Cuerva concession during the first quarter of 2012.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross producing wells	6	22	22	22
Net producing wells	0.18	0.44	0.44	0.44
Net oil production (bbl)	249	3,270	2,384	4,465
Net gas production (mcf)	2,951	2,817	7,251	6,020
Average sales price – oil (per barrel)	$113.42	$105.66	$110.13	$101.80
Average sales price – natural gas (per Mcf)	$2.76	$2.83	$3.42	$3.87

The number of gross wells shown above for the six month period ended 2012  includes the 16 gross (0.256 net) wells attributable to the La Cuerva concession that were sold during the first quarter of 2012.  At June 30, 2012, the Company had 6 gross (0.18 net) wells.

The change in average sales prices realized reflects fluctuations in global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia		U.S.	Total
2012 First Six Months
Oil sales	$263,182	*	$68,878	$332,060
Gas sales	—		24,797	24,797
2011 First Six Months
Oil sales	$393,281		$61,259	$454,540
Gas sales	—		23,268	23,268

*	Includes a $69,186 payment from Hupecol for oil produced in 2011 which is considered immaterial to the 2011 financial statements.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, decreased 90.2% to $19,047 in the 2012 quarter from $193,562 in the 2011 quarter.  For the six month period, lease operating expenses decreased 50.7% to $158,648 from $321,464 in the 2011 period.  The decrease in lease operating expenses was attributable to the sale of our interest in the La Cuerva concession during the first quarter of 2012.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter	- 2012	$—	$19,047	$19,047
	- 2011	$176,574	$16,988	$193,562

Six Months	- 2012	$118,734	$39,914	$158,648
	- 2011	$288,218	$33,246	$321,464

Index

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $0 and $3,164 during three months ended June 30, 2012 and 2011, respectively, and $3,244 and $5,924 during the six months ended June 30, 2012 and 2011, respectively.  The change in joint venture expenses was attributable to reduced allocated administrative cost following the sale of our interest in the La Cuerva concession during the first quarter of 2012.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $6,185 and $42,347 for the quarter ended June 30, 2012 and 2011, respectively, and $55,467 and $70,344 for the six months ended June 30, 2012 and 2011, respectively.  The decrease in depreciation and depletion was due to the sale of our interest in the La Cuerva concession.

Gain on Sale of Oil and Gas Properties. The sale of our indirect interests in Hupecol Cuerva, LLC resulted in a gain of $315,119 during the 2012 first quarter and six month period.  During the six months ended June 30, 2011, post closing adjustments related from the sale of our indirect interests in Hupecol Dorotea and Cabiona, LLC, Hupecol Llanos, LLC and Caracara resulted in a loss of $179,595.

Impairment Expense.  Termination of our testing and completion efforts on our Tamandua #1 sidetrack well and Cachirre #1 well resulted in impairment expense of $16,633,074 and $36,628,919, respectively, during the quarter and six months ended June 30, 2012.

General and Administrative Expenses.  General and administrative expense increased by 29.0% to $2,032,339 during the 2012 quarter from $1,572,374 during the 2011 quarter and by 13.2% to $3,113,187 during the 2012 six month period from $2,747,468 during the 2011 six month period.

The increase in general and administrative expense was primarily attributable to an increase in stock compensation of $180,803 and $124,254, respectively, during the quarter and six month periods, partially offset by a decrease in cash compensation paid of $109,320 and $98,490, respectively, during the quarter and six month periods.  The increase in stock compensation expense reflect one-time special grants of stock options to non-employee directors and immediately vested stock option grants to each of our officers.  The decrease in cash compensation paid reflected lower bonus payment during the 2012 periods.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  Other income (expense), net totaled $(11,627) of net expense and $(37,320) of net expense during the three months and six month periods ending June 30, 2012, respectively, as compared to $20,314 of net income and $644 of net income during the 2011 three months and six month periods.  The change was attributable to reduced interest income on lower cash balances.

Income Tax Expense/Benefit.  We reported income tax expense of $3,356,154 during the 2012 second quarter compared to income tax expense of $85,583 during the 2011 second quarter.  For the six months ended June 30, 2012 we reported income tax expense of $3,365,365 as compared to $88,377 during the 2011 six month period.  The change in income tax expense during the 2012 quarter was attributable to the increase in our valuation allowance which resulted in the write off of our deferred tax asset of $3,195,583.  The increase in valuation allowance was due to an uncertainty about the utilization of the deferred tax asset. The difference between the deferred tax asset and our income tax expense related to cash taxes paid in Colombia.  The Company recorded no U.S. income tax liability in the 2012 or 2011 quarters.

Financial Condition

Liquidity and Capital Resources.  At June 30, 2012, we had a cash balance of $6,392,057 and working capital of $12,406,018, compared to a cash balance of $9,930,284 and working capital of $19,636,540 at December 31, 2011. The change in working capital during the period was primarily attributable to the payment of costs associated with drilling of our Tamandua #1 sidetrack well and Cachirre #1 well, offset by our capital raise in May of 2011.

Operating activities used cash of $1,939,666 during the six months ended June 30, 2012 quarter as compared to $4,303,086 of cash used during the 2011 six-month period.  The change in operating cash flow was primarily attributable substantial reductions in payables during the 2011 period partially offset by an increase in accounts receivable during the 2011 period as well as increased general and administrative expense.

Index

Investing activities used $13,996,261 during the 2012 six month period compared to $3,555,809 used during the 2011 period.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $14,866,511 and the purchase of marketable securities of $156,818, partially offset by proceeds from sale of our interest in Hupecol Cuerva, LLC of $1,027,068 during 2012.  The change in investing cash flows was attributable to our investments in drilling wells on our CPO 4 prospect which wells were more expensive than wells drilled during 2011 and reflect our substantially larger ownership interest in the CPO 4 prospect that in prospects drilled during 2011.

Financing activities during 2012 provided $12,397,700 of net proceeds from the sale of units of common stock and warrants in May 2012.

Long-Term Liabilities.  At June 30, 2012, we had long-term liabilities of $7,596 as compared to $45,039 at December 31, 2011.  Long-term liabilities at June 30, 2012 and December 31, 2011 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated by proceeds from anticipated financing transactions or other transactions.

During the six months ended June 30, 2012, we invested $18,595,206 (of which $3,728,695 was accrued as of June 30, 2012) for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 3 wells in Colombia of $18,277,606, (2) seismic cost in Colombia of $139,400, (3) evaluation cost in Colombia of $107,430 and (4) leasehold costs on U.S. properties of $70,770.  Of the amount invested, we capitalized $18,530,832 to oil and gas properties subject to amortization, primarily attributable to developmental activity related to our first two wells on CPO 4 block (the Tamandua #1 and Cachirre #1), as well as the preparation for drilling our third well (the Zorro Gris) on CPO 4, seismic expenses on CPO 4 and other expenses on unevaluated concessions in Colombia.

Following delays and cost overruns in drilling our Tamandua #1 well, and the ultimate failure to complete Tamandua #1 as a commercial well, we lacked the necessary financial resources to fully fund our 2012 drilling budget.  In May 2012, we completed the sale of shares of common stock and warrants that resulted in our receipt of approximately $12.5 million (net of placement fees and offering costs of $0.64 million) of additional cash.  Notwithstanding the receipt of such funding, given the costs of drilling and testing and the subsequent failure to complete our Cachirre #1 well, we do not believe that we presently have adequate capital to fully fund the balance of our 2012 drilling budget.  Our estimated drilling budget during the second half of 2012 is approximately $20.0 million, principally relating to the drilling of a third well (Zorro Gris) on the CPO 4 prospect, a future seismic acquisition program on CPO 4, a new Standby Letter of Credit on CPO 4 for our Phase II election which was made in July of 2012, as well as general and administrative and social and environmental cost associated with CPO 4.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, including funding of our share of drilling and related cost on the third well of the CPO 4 prospect as well as our future seismic and other obligations, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our 2012 drilling budget and to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2012.

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

Index

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain directors and officers of the Company and the Company, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of Houston American against certain of our directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against Houston American.  We may, however, incur certain costs and demands on management time and resources in connection with the lawsuit.

Item 1A.	Risk Factors

We expect to need additional financing to fund our drilling budget for the balance of 2012 and may need additional financing to support operations and future capital commitments.

At June 30, 2012, our estimated drilling budget for the balance of 2012 was approximately $20.0 million, principally relating to the drilling of a third well on the CPO 4 prospect, a future seismic acquisition program on CPO 4, a new Standby Letter of Credit for our Phase II election on CPO 4, as well as general and administrative and social and environmental cost associated with CPO 4. We do not believe that we presently have adequate capital to fully fund the balance of our 2012 drilling budget.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, including funding of our share of drilling and related cost on the third well of the CPO 4 prospect as well as our future seismic and other obligations, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our 2012 drilling budget and to support future acquisitions and development activities.

Item 5.	Other Information

In July 2012, the Company’s board authorized the engagement of an investment banking firm, and the Company engaged Canaccord Genuity, Inc., to assist in the evaluation of a broad range of financial and strategic alternatives, including, but not limited to, seeking additional financing to support the long-term development of its oil and gas properties, seeking financial and/or industry partners to participate in the development of its properties, selling some of or all of the Company’s assets or interests in those assets, and the possible sale of the Company, among other alternatives.

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
Date: August 9, 2012
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer