Form 10-Q/A
period 2012-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2012-08-23
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10–Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q. Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,690,174)	$(2,934,720)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	55,467	70,344
Stock-based compensation	1,284,165	1,159,911
Impairment of oil and gas properties	36,628,919	—
Accretion of asset retirement obligation	648	5,664
Amortization of deferred rent	(3,620)	(3,159)
(Gain) loss on sale of oil and gas properties – Colombia	(315,119)	179,595
Deferred tax asset	3,195,583	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,491	1,124,448
Increase in prepaid expense	(119,293)	(78,003)
Decrease in accounts payable and accrued liabilities	(16,733)	(3,827,166)

Net cash used in operating activities	(1,939,666)	(4,303,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(14,866,511)	(4,072,201)
Proceeds from sale of Colombian oil and gas properties, net of expenses	1,027,068	—
Proceeds from escrow receivable	—	516,392
Purchase of marketable securities	(156,818)	—

Net cash used in investing activities	(13,996,261)	(3,555,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of expenses of $746,300	12,397,700	—

Net cash provided by financing activities	12,397,700	—

Decrease in cash	(3,538,227)	(7,858,895)
Cash, beginning of period	9,930,284	26,656,450
Cash, end of period	$6,392,057	$18,797,555

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$172,246	$3,893,126

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in escrow receivable funds utilized to pay accrued taxes	$—	$1,144,285
Change in reserve for plugging and abandonment costs	$—	$9,532
Accrued oil and gas development cost	$3,728,695	$—
Sales price of oil and gas properties placed in escrow	$166,995	$—
Unrealized loss on available for sale securities	$393,306	$—
Cashless exercise of stock options	$—	$39

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

NOTE 3 – MARKETABLE SECURITIES – AVAILABLE FOR SALE

At June 30, 2012, the Company held common stock in a publicly traded company valued at $470,957, based on the closing market price per share.  This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive income (loss) in the consolidated statements of operations. During the six months ended June 30, 2012, the Company purchased additional common shares in the same publicly traded company at a cost of $156,818 and recognized other comprehensive losses during the three and six months ended June 30, 2012 of $159,548 and $393,306, respectively, reflecting the unrealized decline in fair market value of this investment as of June 30, 2012.

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

Index

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Date: August 23, 2012
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer