Form 10-Q
period 2012-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2012-11-09
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, we had 52,180,045 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$190,245	$9,930,284
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – oil and gas sales	—	40,502
Accounts receivable – other	370,834	4,322,063
Escrow receivable – current	1,899,307	1,863,332
Marketable securities – available for sale	614,700	707,445
Prepaid expenses and other current assets	88,545	13,635
TOTAL CURRENT ASSETS	6,219,881	19,933,511

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	38,662,300	2,490,164
Costs not being amortized	9,019,161	22,890,944
Office equipment	90,004	90,004
Total property, plant and equipment	47,771,465	25,471,112
Accumulated depreciation, depletion and impairment	(38,667,801)	(1,675,232)
TOTAL PROPERTY, PLANT, AND EQUIPMENT, NET	9,103,664	23,795,880

OTHER ASSETS
Deferred tax asset	—	3,195,583
Escrow receivable	1,664,581	1,664,581
Other assets	3,166	68,381
TOTAL ASSETS	$16,991,292	$48,657,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$124,018	$84,300
Accrued cash call to operator	3,590,000	—
Accrued expenses	26,249	185,597
Income taxes payable	21,139	27,074
TOTAL CURRENT LIABILITIES	3,761,406	296,971

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	7,734	41,419
Deferred rent obligation	—	3,620
TOTAL LONG-TERM LIABILITIES	7,734	45,039

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,365,230 and 31,165,230 shares issued and outstanding, respectively	37,365	31,165
Additional paid-in capital	54,378,119	40,602,643
Retained earnings (accumulated deficit)	(41,050,141)	7,575,747
Accumulated other comprehensive income (loss)	(143,191)	106,371
TOTAL SHAREHOLDERS’ EQUITY	13,222,152	48,315,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,991,292	$48,657,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

OIL AND GAS REVENUE	$387,609	$797,068	$30,752	$319,261

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	172,252	567,626	13,604	246,162
Joint venture expenses	3,243	9,651	—	3,727
General and administrative expense	4,078,514	3,814,640	965,325	1,067,172
Impairment of oil and gas properties	37,803,088	—	1,174,169	—
Bad debt expense	3,951,370	—	3,951,370	—
Gain on sale of oil and gas properties	(484,371)	179,595	(169,252)	—
Depreciation and depletion	61,507	124,241	6,040	53,897
Total operating expenses	45,585,603	4,695,753	5,941,256	1,370,958

Loss from operations	(45,197,994)	(3,898,685)	(5,910,504)	(1,051,697)

OTHER INCOME (EXPENSE)
Interest income	8,889	56,601	2,196	13,196
Other expense	(70,687)	(82,626)	(26,674)	(39,865)
Total other expense	(61,798)	(26,025)	(24,478)	(26,669)

Net loss before taxes	(45,259,792)	(3,924,710)	(5,934,982)	(1,078,366)

Income tax expense	3,366,096	98,585	731	10,208

Net loss	$(48,625,888)	$(4,023,295)	$(5,935,713)	$(1,088,574)

Basic and diluted loss per common share	$(1.41)	$(0.13)	$(0.16)	$(0.03)

Based and diluted weighted average common shares outstanding	34,468,880	31,129,452	37,365,230	31,165,230

COMPREHENSIVE LOSS
Net loss	$(48,625,888)	$(4,023,295)	$(5,935,713)	$(1,088,574)
Unrealized gain (loss) on marketable securities	(249,562)	—	143,743	—
Net comprehensive loss	$(48,875,450)	$(4,023,295)	$(5,791,970)	$(1,088,574)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,625,888)	$(4,023,295)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	61,507	124,241
Stock-based compensation	1,655,526	1,750,316
Impairment of oil and gas properties	37,803,088	—
Bad debt expense	3,951,370	—
Accretion of asset retirement obligation	786	11,055
Amortization of deferred rent	(3,620)	(5,528)
(Gain) loss on sale of oil and gas properties – Colombia	(484,371)	179,595
Deferred income tax expense	3,195,583	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,361	1,184,984
Increase in prepaid expense	(64,553)	(45,671)
Decrease in accounts payable and accrued liabilities	27,128	(3,919,653)

Net cash used in operating activities	(2,443,083)	(4,743,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(20,440,938)	(7,267,448)
Proceeds from sale of Colombian oil and gas properties, net of expenses	1,027,068	—
Proceeds from escrow receivable	147,581	516,392
Payments for deposits	—	(44,498)
Purchase of marketable securities	(156,817)	—

Net cash used in investing activities	(19,423,106)	(6,795,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	13,144,000	—
Payment of offering cost	(1,017,850)	—

Net cash provided by financing activities	12,126,150	—

Decrease in cash	(9,740,039)	(11,539,510)
Cash, beginning of period	9,930,284	26,656,450
Cash, end of period	$190,245	$15,116,940

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$172,997	$3,900,914

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in escrow receivable funds utilized to pay accrued taxes	$—	$1,144,285
Change in reserve for plugging and abandonment costs	$—	$9,532
Accrued oil and gas development cost	$3,590,000	$—
Sales price of oil and gas properties placed in escrow	$166,995	$—
Unrealized loss on available for sale securities	$249,562	$—
Cashless exercise of stock options	$—	$39

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $2,972,857 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2012. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  Using the treasury stock method, outstanding ‘in-the-money’ options and warrants would have increased our diluted weighted average shares outstanding by approximately 55,000 and 1,723,401 shares, respectively, for the three and nine months ended September 30, 2012 and by approximately 880,341 and 850,310 shares, respectively, for the three and nine months ended September 30, 2011; however, due to losses during these periods, these options and warrants were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from September 30, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

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

As a result of Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect, during the quarter ended September 30, 2012, the Company wrote-down our receivable from Gulf United for $3,951,370 and recorded bad debt expense.  If Gulf United Energy is unable, or unwilling, to satisfy its various obligations relating to the CPO 4 prospects, our interest in the CPO 4 prospect may be proportionately increased and we may be required to pay a proportionately higher share of development costs on the CPO 4 Block.

Hupecol Operating, LLC

During 2011, Hupecol Operating, LLC (“Hupecol”) disbursed funds from a 5% contingency escrow established with a portion of the proceeds from the sale of Hupecol Dorotea & Cabiona Holdings, LLC (“HDC, LLC”), to pay certain operating expenses incurred on behalf of the purchaser of these entities.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process and expects to collect within the next twelve months.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $370,834.  The amount due from Hupecol is classified as accounts receivable – other in the accompanying balance sheet.

NOTE 3 – MARKETABLE SECURITIES – AVAILABLE FOR SALE

At September 30, 2012, the Company held common stock in a publicly traded company valued at $614,700, based on the closing market price per share.  This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive income (loss) in the consolidated statements of operations. During the nine months ended September 30, 2012, the Company purchased additional common shares in the same publicly traded company at a cost of $156,817 and recognized other comprehensive income (loss) during the three and nine months ended September 30, 2012 of $143,743 and $(249,562), respectively, reflecting the unrealized changes in fair market value of this investment as of September 30, 2012.

NOTE 4 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2012, the Company invested $24,030,938 (of which $3,590,000 was accrued as of September 30, 2012) for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 3 wells in Colombia of $23,688,911, (2) seismic cost in Colombia of $139,400, (3) evaluation cost in Colombia of $107,430 and (4) leasehold costs on U.S. properties of $95,197.

Our estimated drilling budget during the fourth quarter of 2012 is approximately $10.0 million, principally relating to the drilling of the Zorro Gris #1 well on the CPO 4 prospect, a future seismic acquisition program on CPO 4, as well as general and administrative, taxes, and social and environmental costs associated with CPO 4.

Index

Impairments

In April 2012, the Company, together with the operator, determined to cease efforts to test and complete the Tamandua #1 sidetrack well on the CPO 4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company included the costs related to the Tamandua #1 well in the full cost pool for inclusion in the ceiling test.  The Company recorded impairment charges of $0 and $26,527,300 during the three and nine months ended September 30, 2012, respectively, to write off costs not being amortized that were attributable to the drilling of the Tamandua #1 well on the Company’s CPO 4 block as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the Tamandua #1 well through September 30, 2012.

In July 2012, the Company determined to plug and abandon the Cachirre #1 well on the CPO 4 prospect in Colombia.  As a result of such determination, the Company included the costs related to the Cachirre #1 well in the full cost pool for inclusion in the ceiling test at September 30, 2012.  The Company recorded impairment charges of $1,174,169 and $11,275,788 during the three and nine months ended September 30, 2012 to write off costs not being amortized that were attributable to the drilling of the Cachirre #1 well as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the Cachirre #1 well through September 30, 2012.

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

At December 31, 2011, the Company’s estimated proved reserves associated with the La Cuerva and LLA 62 blocks totaled 94,619 barrels of oil, which represented 82% of the Company’s estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, the Company recognized a gain on the sale of $315,119 during the nine months ended September 30, 2012, computed as follows:

Sales price	$1,224,393
Add: Transfer of asset retirement and other obligations	34,471
Less: Transaction costs	(30,330)
Less: Prepaid deposits	(54,857)
Less: Carrying value of oil and gas properties, net	(858,558)
Net gain on sale	$315,119

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per common share for the three and nine months ended September 30, 2012 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro-Forma Information:	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Oil and gas revenue	$30,752	$124,424
Loss from operations	$(5,910,054)	$(45,612,086)
Net loss	$(5,935,713)	$(49,030,769)

Basic and diluted loss per common share	$(0.16)	$(1.42)

Index

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per common share for the three and nine months ended September 30, 2011 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro-Forma Information:	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Oil and gas revenue	$31,574	$116,101
Loss from operations	$(1,055,613)	$(3,946,748)
Net loss	$(1,082,282)	$(4,047,525)

Basic and diluted loss per common share	$(0.03)	$(0.13)

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three and nine months ended September 30, 2012 and 2011 and Long Lived Assets (net of depletion, amortization, and impairments) as of September 30, 2012 and December 31, 2011 attributable to each geographical area are presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012	As of September 30, 2012
	Revenues	Revenues	Long Lived Net Assets

United States	$30,752	$124,424	$1,033,893
Colombia	—	263,185	8,069,771
Total	$30,752	$387,609	$9,103,664

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	As of December 31, 2011
	Revenues	Revenues	Long Lived Net Assets

United States	$31,574	$116,100	$603,135
Colombia	287,687	680,968	23,192,745
Total	$319,261	$797,068	$23,795,880

NOTE 5 – ESCROW RECEIVABLE

At September 30, 2012 and December 31, 2011, the Company’s balance sheet reflected the following escrow receivables relating to amounts held in escrow to fund post-closing adjustments with respect to the sale of various oil and gas properties previously held by the Company:

	Balance as of September 30, 2012
Description	Current	Noncurrent	Total
Tambaqui Escrow	$31,500	—	$31,500
HDC LLC & HL LLC 15% Escrow	1,664,581	1,664,581	3,329,162
HDC LLC & HL LLC 5% Contingency	36,231	—	36,231
HC LLC 5% Contingency	15,947	—	15,947
HC LLC 14.66% Escrow	151,048	—	151,048
TOTAL	$1,899,307	$1,664,581	$3,563,888

Index

	Balance as of December 31, 2011
Description	Current	Noncurrent	Total

Caracara Escrow	$131,021	$—	$131,021
Tambaqui Escrow	31,500	—	31,500
HDC LLC and HL LLC 15% Escrow	1,664,581	1,664,581	3,329,162
HDC LLC and HL LLC 5% Contingency	36,230	—	36,230
TOTAL	$1,863,332	$1,664,581	$3,527,913

Changes in escrow receivables from December 31, 2011 to September 30, 2012 reflect the establishment of the HC LLC escrow and contingency receivables totaling $151,048 and $15,947, respectively.  During the quarter, the Company received $147,581 from Hupecol in settlement of the Caracara escrow account and that account was closed.  As of September 30, 2012, the Company is not aware of any other claims by the purchasers of the Caracara assets or HDC, LLC, HL, LLC and HC, LLC that would further reduce the escrow receivables.

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

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2012 is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,833,582	$7.02
Granted (1)	609,475	1.63
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2012 (1)	2,443,057	$5.68	$—
Exercisable at September 30, 2012	1,948,677	$5.66	$—

(1)	Does not include 915,525 options subject to shareholder approval, which were granted on June 11, 2012 and which are described in more detail below.

On June 11, 2012, options to purchase an aggregate of 300,000 shares were granted to non-employee directors and options to purchase an aggregate of 1,200,000 shares were granted to employees.

The 300,000 options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten year life and have an exercise price of $1.65 per share. Of those options, 155,475 are exercisable commencing 6 months from the date of grant and 144,525 are exercisable on and after shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to non-employee directors, excluding grants that are subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $128,328 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.35%, (2) expected life in years of 2.83, (3) expected stock volatility of 84.6%, and (4) expected dividend yield of 1.21%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 1,200,000 options granted to employees vested on the grant date, have a ten-year life and have an exercise price of $1.65 per share. Of those options, 429,000 are exercisable commencing 6 months from the date of grant and 771,000 are exercisable on and after shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to employees, excluding grants that are subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $354,098 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.35%, (2) expected life in years of 2.83, (3) expected stock volatility of 84.6%, and (4) expected dividend yield of 1.21%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Index

In July 2012, the Company appointed a new non-employee director following the resignation of a non-employee director.  In connection with the appointment, the Company granted stock options to purchase 25,000 shares of common stock at $1.18 per share with a fair value of $19,375 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.82%, (2) expected life in years of 5.835, (3) expected stock volatility of 91.70%, and (4) expected dividend yield of 1.70%.

During the three and nine months ended September 30, 2012, the Company recognized $309,039 and $1,470,375, respectively, of stock compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants but excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan.  As of September 30, 2012, total unrecognized stock-based compensation expense related to non-vested stock options, excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, was $1,606,125.  The unrecognized expense is expected to be recognized over a weighted average period of 1.48 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2012 is 6.84 years and 6.76 years, respectively.

Shares available for issuance under the Plans as of September 30, 2012 totaled 150,277.  The Company’s board of directors adopted an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved thereunder by 1,800,000 shares.  The amendment to the 2008 Equity Incentive Plan is subject to approval by the Company’s shareholders.  Option grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan will be valued and accounted for at the time of shareholder approval of the amendment.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during the three and nine months ended September 30, 2012, $62,270 and $185,151, respectively, was amortized to expense.  As of September 30, 2012, there was $420,326 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011

Share-based compensation expense included in general and administrative expense	$371,361	$590,405
Earnings per common share effect of share-based compensation expense – basic and diluted	$(0.01)	$(0.02)

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011

Share-based compensation expense included in general and administrative expense	$1,655,526	$1,750,316
Earnings per common share effect of share-based compensation expense – basic and diluted	$(0.05)	$(0.06)

Index

NOTE 7 – COMMON STOCK AND WARRANTS

On May 3, 2012, the Company entered into definitive agreements with certain institutional investors to sell, and on May 8, 2012 the Company sold, 6,200,000 units, with each unit consisting of one of the Company’s common shares and one warrant to purchase one common share, for gross proceeds of approximately $13.14 million, before deducting placement agent fees and estimated offering expenses of $527,000 recorded as cost of capital, in a "registered direct" offering.  The investors purchased the units at a purchase price of $2.12 per unit. The warrants, which represent the right to acquire an aggregate of up to 6,200,000 common shares, had an estimated relative fair value of $3.76 million of the $13.14 million in total proceeds from the offering. The estimated warrants value was calculated using Black-Scholes pricing model with the following parameters: (1) risk-free interest rate of 0.252%, (2) expected life in years of 1.80, (3) expected stock volatility of 85.0%, and (4) expected dividend yield of 0.0%. The warrants are exercisable at any time on or after November 9, 2012 and prior to November 9, 2015 at an exercise price of $2.68 per share, which was 120% of the closing price of the Company’s common shares on the NYSE Amex on May 2, 2012.  As of September 30, 2012, the warrants had an intrinsic value of $0.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of September 30, 2012, the lease agreement requires future payments as follows:

Year	Amount
2012	21,750
2013	89,054
2014	91,432
2015	93,793
2016	96,162
2017	40,479
Total	$432,670

For the three and nine months ended September 30, 2012, the total base rental expense was $21,974 and $65,921, respectively.  The Company does not have any capital leases or other operating lease commitments.

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

On July 17, 2012, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to extend the date of expiration to April 1, 2013.  Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to extend its existing Stand by Letter of Credit to April 1, 2013.  The deposit with JP Morgan Chase is classified as restricted cash – letter of credit in the accompanying balance sheet. The Company paid $26,674 and $70,687 in fees, respectively, during the three and nine months ended September 30, 2012 related to the Letter of Credit and recorded the fees as other expense.  All other terms and conditions of the Letter of Credit remained unchanged.

Index

Legal Contingencies

At September 30, 2012, the Company was the subject of a non-public formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  The Company has presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.  The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, the Company has not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In connection with the ongoing non-public formal investigation being conducted by the SEC and indemnification provisions contained in an engagement agreement with Global Hunter Securities, LLC relating to the Company’s 2009 equity offering, in July 2012, the Company and Global Hunter entered into an agreement to settle any and all claims by Global Hunter related to reimbursement of attorney’s fees under the indemnity provision.  During the nine months ended September 30, 2012, the Company paid a total of $490,850 to Global Hunter and in exchange for the payments, the Company was granted a full release by Global Hunter Securities of any future claims or liabilities asserted by Global Hunter in connection with the offering.  The payment to Global Hunter Securities was recorded as a charge to additional paid in capital and is listed under the Cash Flow from Financing Activities in the statement of cash flows as Cost of capital.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against the Company in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff. The Company believes all of the claims in the consolidated class action lawsuits are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain directors and officers of the Company and the Company, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of the Company against certain of the directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against the Company. On October 1, 2012, the Company and the individual defendants filed a motion to dismiss the lawsuit, which is currently pending before the court.

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. Except as noted above, the Company is currently not a party to any known material litigation.

Index

Tax Contingency

At September 30, 2012, the Company had engaged its tax advisors in Colombia to evaluate certain tax and other filings made in Colombia by other advisors for 2010 and 2011.  The Company’s advisors identified inconsistencies between tax and non-tax filings with respect to equity investments made by the Company in Colombia during 2010.  Based on guidance from the Company’s advisors, no liability or expense has been accrued with respect to the tax on equity investments.  In the event that it is determined that a Colombian equity tax is due, the full amount of the Colombian tax is estimated at approximately $1.2 million.

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

The Company has estimated that its effective tax rate for US purposes is (6.89)% for 2012.   The Company reported income tax expense of $3,366,096 for the period ending September 30, 2012 of which $3,195,583 is attributable to the increase in the Company’s valuation allowance due to the uncertainty of realizing the benefit of all the Company’s deferred tax assets.  The difference relates to cash taxes paid in Colombia.  Income tax expense for 2011 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

At December 31, 2011, the Company had deferred tax assets totaling $4,310,769, of which $1,115,186 related to net operating losses.  At March 31, 2012, management determined that a full valuation allowance should be placed against the deferred tax asset related to the net operating loss only, resulting in the reporting of a deferred tax asset of $3,195,583 at March 31, 2012.  Due to unsuccessful drilling efforts in Colombia, management has re-evaluated the Company’s ability to fully utilize these deferred tax assets.  As a result, management has determined that a full valuation allowance is required resulting in an estimated valuation allowance at September 30, 2012 of $16,200,000.

NOTE 10 – SUBSEQUENT EVENTS

Financing

On October 1, 2012, the Company entered into definitive agreements with certain investors to sell, and on October 4, 2012 the Company sold, 14,814,815 units, with each unit consisting of one of the Company’s common shares, one Class A Warrant and one Class B Warrant, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $828,000 recorded as cost of capital, in a "registered direct" public offering.  The investors purchased the units at a purchase price of $0.675 per unit. The Class A Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of six months at an exercise price of $0.81 per share.  The Class B Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of three years at an exercise price of $0.90 per share.  The warrants had an aggregate estimated relative fair value of $2.77 million of the $10.0 million in total proceeds from the offering. The estimated value of the Class A warrants was calculated using Black-Scholes pricing model with the following parameters: (1) risk-free interest rate of 0.17%, (2) expected life in years of 0.5, (3) expected stock volatility of 145.12%, and (4) expected dividend yield of 0.0%. The estimated value of the Class B warrants was calculated using Black-Scholes pricing model with the following parameters: (1) risk-free interest rate of 0.31%, (2) expected life in years of 3, (3) expected stock volatility of 92.02%, and (4) expected dividend yield of 0.0%.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2011.  As of, and for the quarter ended, September 30, 2012, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, net of impairment, include the following at September 30, 2012:

September 30, 2012
Acquisition costs	$948,511
Development and evaluation costs	8,070,650
Total	$9,019,161

Included in the carrying value of unevaluated oil and gas prospects above was $8,069,770 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Index

Current Year Developments

Drilling Activity

During the nine months ended September 30, 2012, we drilled 4 international wells in Colombia, as follows:

●
2 wells were drilled on the La Cuerva concession in which we hold a 1.6% working interest, of which 2 were completed and brought onto production (both wells were sold in connection with the sale of our interest in HC, LLC described below).

●	2 wells were drilled on the CPO 4 block in Colombia, both of which were determined to be non-commercial.

At September 30, 2012, a third well was being drilled on the CPO 4 block (see “CPO 4 and Serrania Development” below).

During the nine months ended September 30, 2012, no domestic wells were drilled.

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

CPO 4 and Serrania Development

During the nine months ended September 30, 2012, we invested $24,030,938 (of which $3,590,000 was accrued as of September 30, 2012) for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 3 wells in Colombia of $23,688,911, (2) seismic cost in Colombia of $139,400, (3) evaluation cost in Colombia of $107,430 and (4) leasehold costs on U.S. properties of $95,197.

In April 2012, we, together with the operator, determined to cease efforts to test and complete the Tamandua #1 sidetrack well on the CPO 4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, we included the costs related to the Tamandua #1 well in the full cost pool for inclusion in the ceiling test.  We recorded an impairment charge of $0 and $26,527,300 during the quarter and nine months ended September 30, 2012 to write off costs not being amortized that were attributable to the drilling of the Tamandua #1 well on the CPO 4 block as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the Tamandua #1 well through September 30, 2012.

In July 2012, we determined to plug and abandon the Cachirre #1 well on the CPO 4 prospect in Colombia.  As a result of such determination, we recorded an impairment charge of $1,174,169 and $11,275,788 during the three and nine-months ended September 30, 2012 to write off costs not being amortized that were attributable to the drilling of the Cachirre #1 well as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the Cachirre #1 well through September 30, 2012.

In September 2012, we spud our third well on the CPO 4, the Zorro Gris #1 well, with a target total depth of 13,094 feet.  The Zorro Gris #1 well reached total depth on October 23, 2012 and is scheduled to undergo testing during the fourth quarter of 2012.

As a result of Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect, during the quarter ended September 30, 2012, we wrote-down our receivable from Gulf United for $3,951,370.  If Gulf United Energy is unable, or unwilling, to satisfy its various obligations relating to the CPO 4 prospects, our interest in the CPO 4 prospect may be proportionately increased and we may be required to pay a proportionately higher share of development costs on the CPO 4 Block.

With respect to development of our Serrania Block, the National Hydrocarbon Agency of Colombia (the “ANH”) has granted extensions of required development commitments, including drilling of a first test well, until September 2013 based on conditions on the ground.  Based on those conditions, we anticipate that drilling of a first test well on the Serrania Block will not occur until 2013.

Index

Financing Activities

On May 3, 2012, we entered into definitive agreements with certain institutional investors to sell, and on May 8, 2012 we sold, 6,200,000 units, with each unit consisting of one of our common shares and one warrant to purchase one common share, for gross proceeds of approximately $13.14 million, before deducting placement agent fees and estimated offering expenses of $527,000 recorded as cost of capital, in a "registered direct" offering.  The investors purchased the units at a purchase price of $2.12 per unit. The warrants, which represent the right to acquire an aggregate of up to 6,200,000 common shares, are exercisable at any time on or after November 9, 2012 and prior to November 9, 2015 at an exercise price of $2.68 per share, which was 120% of the closing price of our common shares on the NYSE Amex on May 2, 2012.

On October 1, 2012, we entered into definitive agreements with certain investors to sell, and on October 4, 2012 we sold, 14,814,815 units, with each unit consisting of one of our common shares, one Class A Warrant and one Class B Warrant, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $828,000 recorded as cost of capital, in a "registered direct" public offering.  The investors purchased the units at a purchase price of $0.675 per unit. The Class A Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of six months at an exercise price of $0.81 per share.  The Class B Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of three years at an exercise price of $0.90 per share.

Legal Proceedings

At September 30, 2012, we were the subject of a non-public formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, we received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of our officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. We received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  We have presented information supporting our disclosure relative to resource potential on the CPO 4 prospect.  The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, we have not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. We have cooperated fully, and are committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In connection with the ongoing non-public formal investigation being conducted by the SEC and indemnification provisions contained in an engagement agreement with Global Hunter Securities, LLC relating to the Company’s 2009 equity offering, in July 2012, the Company and Global Hunter entered into an agreement to settle any and all claims by Global Hunter related to reimbursement of attorney’s fees under the indemnity provision.  During the nine months ended September 30, 2012, the Company paid a total of $490,850 to Global Hunter and in exchange for the payments, the Company was granted a full release by Global Hunter Securities of any future claims or liabilities asserted by Global Hunter in connection with the offering.  The payment to Global Hunter Securities was recorded as a charge to additional paid in capital and is listed under the Cash Flow from Financing Activities in the statement of cash flows as Cost of capital.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff. We believe all of the claims in the consolidated class action lawsuits are without merit and intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed. We expect to incur costs and to devote management time and resources to defending such lawsuits.

Index

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain of our directors and officers and Houston American Energy, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of Houston American against certain of our directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against us.  We may, however, incur certain costs and demands on management time and resources in connection with the lawsuit. On October 1, 2012, we, and the individual defendants, filed a motion to dismiss the lawsuit, which is currently pending before the court.

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

In June 2012, our board of directors approved grants of stock options to purchase 25,000 shares of common stock, consistent with our existing director compensation program, to each of our non-employee directors and one-time extraordinary grants of stock options to purchase 75,000 shares of common stock to each of our non-employee directors. Each of the options vest 20% on the grant date and 80% nine months from the grant date and is exercisable for a term of 10 years at an exercise price of $1.65 per share; provided, however, that 48,175 of the options granted to each of the directors shall not be exercisable, in part or in whole, until such time as our shareholders shall have approved an amendment to our 2008 Equity Incentive Plan increasing the shares reserved for issuance under the plan to an amount sufficient to permit issuance of such shares. The option grants to non-employee directors, excluding grants that are subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $128,328 using the Black-Scholes option-pricing model.  Of that value, $25,665 was recognized as compensation expense at the date of grant and $102,663 will be recognized upon vesting.

In June 2012, our board of directors amended our cash compensation arrangements for non-employee directors, effective June 30, 2012, to increase all amounts payable thereunder by 50% to: annual retainer of $9,000, payable in quarterly installments of $2,250; annual retainer for service on each committee of $3,000, payable in quarterly installments of $750; annual retainer for service as chairman of the audit committee of $3,750, payable in quarterly installments of $938; and annual retainer for service as chairman of the compensation committee of $2,250, payable in quarterly installments of $563.

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

In July 2012, we appointed a new non-employee director following the resignation of a non-employee director.  In connection with the appointment, we granted stock options to purchase 25,000 shares of common stock at $1.18 per share with a fair value of 19,375 using the Black-Scholes option-pricing model.  Of that value, $5,572 was recognized as compensation expense at the date of grant and $13,803 will be recognized upon vesting.

Index

During the three and nine months ended September 30, 2012, we recognized non-cash compensation expense associated with grants of restricted stock totaling $62,270 and $185,152, respectively.

As of September 30, 2012, excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, there was $420,326 of total unrecognized compensation cost related to unvested restricted stock and $1,606,125 of total unrecognized compensation cost related to unvested, or un-exercisable, stock options.  The cost is expected to be recognized over a weighted average period of approximately 1.7 years for restricted stock and 1.48 years for stock options.  Option grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan will be valued and accounted for at the time of shareholder approval of the amendment.

Strategic Alternative Review

In July 2012, our board authorized the engagement of an investment banking firm, and we engaged Canaccord Genuity, Inc., to assist in the evaluation of a broad range of financial and strategic alternatives, including, but not limited to, seeking additional financing to support the long-term development of our oil and gas properties, seeking financial and/or industry partners to participate in the development of our properties, selling some of or all of our assets or interests in those assets, and the possible sale of our company, among other alternatives.  Our board concluded the review of strategic alternatives determining that satisfactory alternatives were not available and that we should seek additional financing to support the ongoing development of our assets.  Following that determination, we consummated the October 1, 2012 financing described elsewhere herein.

Tax Contingency

At September 30, 2012, we had engaged our tax advisors in Colombia to evaluate certain tax and other filings made in Colombia by other advisors for 2010 and 2011.  Our advisors identified inconsistencies between tax and non-tax filings with respect to equity investments made by is in Colombia during 2010.  Based on guidance from our advisors, no liability or expense has been accrued with respect to the tax on equity investments.  In the event that it is determined that a Colombian equity tax is due, the full amount of the Colombian tax is estimated at approximately $1.2 million.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 90.4% to $30,572 in the three months ended September 30, 2012 compared to $319,261 in the three months ended September 30, 2011.  For the nine month period, oil and gas revenues decreased 51.4% to $387,609 in the nine months ended September 30, 2012 compared to $797,068 in the nine months ended September 30, 2011.

The decrease in revenue was due to the sale of the La Cuerva concession during the first quarter of 2012.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross producing wells	6	22	22	22
Net producing wells	0.18	0.44	0.44	0.44
Net oil production (bbl)	238	3,323	2,622	7,769
Net gas production (mcf)	2,677	2,741	9.928	8,761
Average sales price – oil (per barrel)	$98.40	$93.59	$109.06	$98.54
Average sales price – natural gas (per Mcf)	$2.74	$3.01	$3.24	$3.60

The number of gross wells shown above for the nine month period ended 2012 includes the 16 gross (0.256 net) wells attributable to the La Cuerva concession that were sold during the first quarter of 2012.  At September 30, 2012, we had 6 gross (0.18 net) wells.

The change in average sales prices realized reflects fluctuations in global commodity prices.

Index

Oil and gas sales revenues by region were as follows:

	Colombia		U.S.	Total
2012 First Nine Months
Oil sales	$263,185	*	$92,292	$355,477
Gas sales	—		32,132	32,132
2011 First Nine Months
Oil sales	$680,968		$84,587	$765,555
Gas sales	—		31,513	31,513

* Includes a $69,186 payment from Hupecol for oil produced in 2011 which is considered immaterial to the 2011 financial statements.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, decreased 94.4% to $13,604 in the 2012 quarter from $246,162 in the 2011 quarter.  For the nine-month period, lease operating expenses decreased 69.6% to $172,252 from $567,626 in the 2011 period.  The decrease in lease operating expenses was attributable to the sale of our interest in the La Cuerva concession during the first quarter of 2012.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Three Months	- 2012	$—	$13,604	$13,604
	- 2011	$232,122	$14,040	$246,162

Nine Months	- 2012	$118,788	$53,464	$172,252
	- 2011	$520,340	$47,286	$567,626

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $0 and $3,727 during three months ended September 30, 2012 and 2011, respectively, and $3,243 and $9,651 during the nine months ended September 30, 2012 and 2011, respectively.  The change in joint venture expenses was attributable to reduced allocated administrative cost following the sale of our interest in the La Cuerva concession during the first quarter of 2012.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $6,040 and $53,897 for the quarter ended September 30, 2012 and 2011, respectively, and $61,507 and $124,241 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in depreciation and depletion was due to the sale of our interest in the La Cuerva concession.

Gain on Sale of Oil and Gas Properties. The sale of our indirect interests in Hupecol Cuerva, LLC resulted in a gain of $315,119 during the 2012 first quarter and nine-month period.  During the nine-months ended September 30, 2011, post closing adjustments related from the sale of our indirect interests in Hupecol Dorotea and Cabiona, LLC, Hupecol Llanos, LLC and Caracara resulted in a loss of $179,595.

Impairment Expense.  Termination of our testing and completion efforts on our Tamandua #1 sidetrack well and Cachirre #1 well resulted in impairment expense of $1,174,169 and $37,803,088, respectively, during the quarter and nine months ended September 30, 2012.

General and Administrative Expenses.  General and administrative expense decreased by 9.5% to $965,325 during the 2012 quarter from $1,067,162 during the 2011 quarter and increased by 6.9% to $4,078,513 during the 2012 nine-month period from $3,814,640 during the 2011 nine-month period.

The decrease for the quarter was due to a decrease in stock compensation of $219,042 offset by an increase in legal and professional fees of $82,034.  The increase for the nine months was due to an increase in professional and legal fees of $421,681, offset by a decrease in stock compensation of $94,792 and a decrease in salary of $82,612.

Index

The increase in stock compensation expense reflect one-time special grants of stock options to non-employee directors and immediately vested stock option grants to each of our officers.  The decrease in cash compensation paid reflected lower bonus payments during the 2012 periods.  The increase in professional fees reflects legal fees associated with the ongoing SEC investigation and the class action lawsuits and shareholder derivative lawsuit.

Bad Debt Expense.   As a result of Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect, during the quarter ended September 30, 2012, we wrote-down our receivable from Gulf United for $3,951,370.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  Other income (expense), net totaled $(24,478) of net expense and $(61,798) of net expense during the quarter and nine-month periods ending September 30, 2012, respectively, as compared to $(26,669) of net expenses and $(26,025) of net expenses during the 2011 quarter and nine-month periods.  The change was attributable to reduced interest income on lower cash balances.

Income Tax Expense.  We reported income tax expense of $731 during the 2012 third quarter compared to income tax expense of $10,208 during the 2011 third quarter.  For the nine months ended September 30, 2012 we reported income tax expense of $3,366,096 as compared to $98,585 during the 2011 nine-month period.  The change in income tax expense during the 2012 quarter was attributable to the increase in our valuation allowance which resulted in a valuation against our deferred tax asset of $3,195,583.  The increase in valuation allowance was due to uncertainty about the utilization of the deferred tax asset. The difference between the deferred tax asset and our income tax expense related to cash taxes paid in Colombia.  The Company recorded no U.S. income tax liability in the 2012 or 2011 quarters.

Financial Condition

Liquidity and Capital Resources.  At September 30, 2012, we had a cash balance of $190,245 and working capital of $2,458,475, compared to a cash balance of $9,930,284 and working capital of $19,636,540 at December 31, 2011. The change in cash and working capital during the period was primarily attributable to the payment of costs associated with drilling of our Tamandua #1 sidetrack well, Cachirre #1 well and Zorro Gris #1 well, partially offset by proceeds received from our capital raise in May of 2012.  The decline in our working capital balance also reflected the write-down of our receivable from Gulf United in the amount of $3,951,370.

Operating activities used cash of $2,443,083 during the nine months ended September 30, 2012 as compared to $4,743,956 of cash used during the 2011 nine-month period.  The change in operating cash flow was primarily attributable to a decrease in revenue and profitability.

Investing activities used $19,423,106 during the 2012 nine month period compared to $6,795,554 used during the 2011 period.  The funds used in investing activities principally reflect investments in oil and gas properties and assets of $20,440,938 and the purchase of marketable securities of $156,817, partially offset by proceeds from sale of our interest in Hupecol Cuerva, LLC of $1,027,068, and proceeds from escrow receivable of $147,581 during 2012.  The change in investing cash flows was attributable to our investments in drilling wells on our CPO 4 prospect which wells were more expensive than wells drilled during 2011 and reflect our substantially larger ownership interest in the CPO 4 prospect than in prospects drilled during 2011.

Financing activities during 2012 provided $12,126,150 of net proceeds from the sale of units of common stock and warrants in May 2012.

Long-Term Liabilities.  At September 30, 2012, we had long-term liabilities of $7,734 as compared to $45,039 at
December 31, 2011.  Long-term liabilities at September 30, 2012 and December 31, 2011 consisted of a reserve for plugging costs and a deferred rent obligation.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand, funds received from our October 2012 capital raising transaction and funds generated by proceeds from future financing transactions or other transactions.

During the nine months ended September 30, 2012, we invested $24,030,938 (of which $3,590,000 was accrued as of September 30, 2012) for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 3 wells in Colombia of $23,688,911, (2) seismic cost in Colombia of $139,400, (3) evaluation cost in Colombia of $107,430 and (4) leasehold costs on U.S. properties of $95,197.

Index

Following delays and cost overruns in drilling our Tamandua #1 well, and the ultimate failure to complete Tamandua #1 as a commercial well, we lacked the necessary financial resources to fully fund our 2012 drilling budget.  In May 2012, we completed the sale of shares of common stock and warrants that resulted in our receipt of approximately $12.5 million (net of placement fees and offering costs of $0.64 million) of additional cash.  Subsequently, given the costs of drilling and testing and the subsequent failure to complete our Cachirre #1 well, in October 2012, we completed the sale of additional shares and warrants that resulted in our receipt of approximately $9.2 million (net of placement fees and offering costs of $0.8 million of additional cash).  Our estimated capital budget during the fourth quarter of 2012 is approximately $10.0 million, principally relating to the completion and testing of the Zorro Gris #1 well on the CPO 4 prospect, a future seismic acquisition program on CPO 4, as well as general and administrative, taxes, and social and environmental cost associated with CPO 4.  Proceeds of our October 2012 financing transaction are expected to be adequate to fund our portion of the remaining costs on the Zorro Gris #1 well but are not expected to be adequate to fully fund the balance of our capital budget for the fourth quarter of 2012 or beyond.  However, should it be determined that our interest in the CPO 4 prospect is increased as a result of Gulf United’s failure to satisfy its commitments with respect to the prospect, our proportionate interests in the costs of the Zorro Gris #1 well will increase and we may lack sufficient resources to fund such additional costs.  If, for any reason, we are unable to fully fund our capital budget and fail to satisfy commitments reflected therein, including funding of our share of drilling and related cost on the Zorro Gris #1 well as well as our future seismic and other obligations, we may be subject to penalties or to the possible loss of some or all of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our capital expenditure budget for the balance of 2012 and beyond or to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At September 30, 2012, we were the subject of a non-public formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, we received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of our officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. We received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  We have presented information supporting our disclosure relative to resource potential on the CPO 4 prospect.  The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, we have not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. We have cooperated fully, and are committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In connection with the ongoing non-public formal investigation being conducted by the SEC and indemnification provisions contained in an engagement agreement with Global Hunter Securities, LLC relating to the Company’s 2009 equity offering, in July 2012, the Company and Global Hunter entered into an agreement to settle any and all claims by Global Hunter related to reimbursement of attorney’s fees under the indemnity provision.  During the nine months ended September 30, 2012, the Company paid a total of $490,850 to Global Hunter and in exchange for the payments, the Company was granted a full release by Global Hunter Securities of any future claims or liabilities asserted by Global Hunter in connection with the offering.  The payment to Global Hunter Securities was recorded as a charge to additional paid in capital and is listed under the Cash Flow from Financing Activities in the statement of cash flows as Cost of capital.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff. We believe all of the claims in the consolidated class action lawsuits are without merit and intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed. We expect to incur costs and to devote management time and resources to defending such lawsuits.

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain of our directors and officers and Houston American Energy, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of Houston American against certain of our directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against us.  We may, however, incur certain costs and demands on management time and resources in connection with the lawsuit. On October 1, 2012, we, and the individual defendants, filed a motion to dismiss the lawsuit, which is currently pending before the court.

Index

Item 1A.	Risk Factors

We expect to need additional financing to fund our capital budget for the balance of 2012 and beyond and may need additional financing to support operations and future capital commitments.

At September 30, 2012, our estimated drilling budget for the balance of 2012 was approximately $10.0 million, principally relating to the completion and testing of the Zorro Gris #1 well on the CPO 4 prospect, a future seismic acquisition program on CPO 4, as well as general and administrative, taxes, and social and environmental cost associated with CPO 4. That budget may increase if it is determined that our interest in the CPO 4 prospect is proportionately increased as a result of Gulf United’s failure to satisfy its commitments. Even giving effect to our October 2012 receipt of approximately $9.2 million of net proceeds from the sale of common stock and warrants, we do not believe that we presently have adequate capital to fully fund our capital expenditure budget for the balance of 2012 and beyond.  If, for any reason, we are unable to fully fund our capital expenditure budget and fail to satisfy commitments reflected therein, including funding of our share of drilling and related cost on the third well of the CPO 4 prospect as well as our future seismic and other obligations, we may be subject to penalties or to the possible loss of some or all of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  Further, absent a substantial increase in revenues from operations or the receipt of additional financing, we may be unable to support our current overhead and may be required to curtail certain aspects of our operations.  We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our capital expenditure budget for 2012 and beyond and to support future acquisitions, development activities and operations.

We may be exposed to additional expenses and losses arising from the financial position of our joint interest partners in Colombia.

Our Colombian properties are developed under financial arrangements with various joint interest partners.  In particular, Gulf United Energy is a partner in our CPO 4 prospect and bears 12.5% of the ongoing costs of development of that prospect as well as owing us approximately $4 million in connection with the acquisition of their interest in the prospect.  Gulf United Energy has been delinquent in satisfying its financial obligations with respect to the CPO 4 prospect.  As a result of Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect, during the quarter ended September 30, 2012, we wrote-down our receivable from Gulf United and may be unable to collect the amount owed by Gulf United Energy.  Moreover, if Gulf United Energy is unable, or unwilling, to satisfy its various obligations relating to the CPO 4 prospects, we may be required to pay a proportionately higher share of development costs on the prospect.

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
Date: November 9, 2012
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer