Form 10-K
period 2012-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2013-04-01
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (713) 222-6966

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, $0.001 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based on the closing sales price of the registrant’s common stock on that date, was approximately $26.5 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 18, 2013 was 52,180,045.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2013 Annual Meeting are incorporated by reference into Part III of this Report.

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

Properties

Our exploration and development projects are focused on existing property interests, and future acquisition of additional property interests, in South America, particularly Colombia, and in the onshore Texas Gulf Coast region and Louisiana.

Each of our properties differs in scope and character and consists of one or more types of assets, such as 3-D seismic data, leasehold positions, lease options, working interests in leases, partnership or limited liability company interests or other mineral rights. Our percentage interest in each property represents the portion of the interest in the property we share with other partners in the property. Because each property consists of a bundle of assets that may or may not include a working interest in the project, our stated interest in a property simply represents our proportional ownership in the bundle of assets that constitute the property. Therefore, our interest in a property should not be confused with the working interest that we will own when a given well is drilled. Each of our exploration and development projects represents a negotiated transaction between the project partners relating to one or more properties. Our working interest may be higher or lower than our stated interest.

Consistent with our strategy of opportunistically divesting holdings and redeploying financial resources to grow our reserve positions, in early 2012, our indirect interests in two concessions in Colombia were sold for net proceeds, before escrow holdbacks, of $1.2 million.  The interests sold accounted for 82% of our estimated proved oil and natural gas reserves at December 31, 2011 and 7% of our oil and natural gas revenues in 2011.  During 2012, proceeds from that sale were redeployed principally to exploration costs associated with our CPO 4 prospect in Colombia.

The following table sets forth information relating to our principal properties as of December 31, 2012:

	Net acreage	Average working interest %	Gross producing wells	Net proved reserves (boe)	2012 Net Production
					Oil (bbls)	Natural Gas (mcf)
Oklahoma	4	2.36%	1	997	5	744
Louisiana	1,646	35.30%	3	18,726	806	10,484
Texas	36	3.40%	2	660	221	838
Total U.S.	1,686	34.57%	6	20,383	1,032	12,066
Colombia	178,570	30.64%	0	0	1,755	—
Total	180,256	30.67%	6	20,383	2,787	12,066

In March 2013, we entered into a settlement agreement with SK Innovation, operator of the 345,452 acre CPO 4 prospect in Colombia, pursuant to which we assigned to SK Innovation our 37.5% interest in the prospect and each party provided mutual releases of all rights and obligations relating to the prospect, including any obligation on our part relating to past and future funding obligations.

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Gulf Coast region of Louisiana and Texas.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

●
East Baton Rouge Parish— we hold a 37.5% working interest in the Profit Island and North Profit Island prospects, covering 3,632 gross acres in East Baton Rouge Parish, Louisiana. In addition, we hold a 7.29% royalty interest in 2,485 royalty acres, as well as a 5.675% royalty interest in the Crown Paper #01 well.

●	Plaquemines Parish — we hold a 1.8% working interest in the SL 180771 well and prospect which covers 300 gross acres. We have no present plans to drill additional wells on the South Sibley Prospect.

●
Vermilion Parish — we hold a 27.0% working interest in the Emerald and North Jade prospects, covering 963 gross acres in Vermilion Parish, Louisiana operated by Clayton Williams Energy.  We also hold a 2.25% working interest in the 830 acre La Furs, Inc. F-16 well and prospect.

Texas Properties

Our principal exploration properties in Texas consist of the following:

●
Jim Hogg County — we hold a 4.375% working interest in the 340 acre Hog Heaven Prospect in Jim Hogg County, Texas. At December 31, 2012, the Hog Heaven Prospect produced gas from a single 6,200-foot well. We have no present plans to drill additional wells on the Hog Heaven Prospect.

●	Matagorda Country — we hold a 2.71% working interest in the 779 acre Harrison Prospect in Matagorda County, Texas. We have no present plans to drill on the Harrison Prospect.

- Colombian Properties:

At December 31, 2012, we held interests in multiple prospects in Colombia covering 737,657 gross acres. As noted, during the first quarter of 2013, we terminated our interest in the 345,452 acre CPO 4 prospect.  Giving effect to the termination of our interest in the CPO 4 prospect, our holdings in Colombia are located entirely within the Caguan Putumayo Basin. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2012, giving effect to the subsequent termination of our interest in the CPO 4 prospect:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—
Total			392,205	—	—

At December 31, 2012 we held interests in three concessions operated by Hupecol Operating Co. in Colombia. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 392,205 acres. Our interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on a field in a concession.

During the first quarter of 2012, we sold our interest in the 48,000 La Cuerva concession and the 40,000 acre LLA 62 concession, both of which were operated by Hupecol.  Included in our interest sold in the La Cuerva concession was our entire interest in 16 gross (0.256 net) wells which accounted for approximately 51 barrels of oil per day to our interest at the time of sale. As of December 31, 2012, no production had taken place on any of the fields in our then existing concessions in Colombia.

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

For 2013, Hupecol has advised us that they plan to drill the first two wells on the Serrania concession as well as begin seismic on the Los Picachos and Macaya concessions.  Hupecol’s drilling and seismic plans for 2013 may change based on field conditions and other factors beyond our control or the control of Hupecol.  Our estimated net cost associated with drilling the first two wells on the Serrania concession as well as our portion of the seismic expenses related to the Los Picachos and Macaya concessions is approximately $2.5 million.

Serrania Block

Our interest in the Serrania concession was acquired through a Farmout Agreement with the original operator of the block pursuant to which we will pay 25% of designated Phase 1 geological and seismic costs in return for a 12.5% interest in the Contract for Exploration and Production covering the concession.

Seismic work on the Serrania Block was completed in 2010.  Drilling preparation and seismic processing work was performed in 2011 and 2012 in connection with the planned drilling of initial test wells on the concession. The National Hydrocarbon Agency of Colombia (the “ANH”) has granted extensions of required development commitments, including drilling of a first test well on the Serrania concession, until security conditions allow operations.

Los Picachos and Macaya Prospects

Our Los Picachos and Macaya prospects adjoin our Serrania concession.  Hupecol has advised us that they plan to begin seismic on the Los Picachos and Macaya concessions during 2013.

Drilling Activity

During 2012, we participated in the drilling of a total of 5 gross wells, all of which were in Colombia.  Of the 5 wells drilled, 3 were classified as exploratory and 2 were classified as development. Our 2012 drilling program achieved a 40% success rate. The following table summarizes the number of wells drilled during 2012, 2011, and 2010, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2012			2011		2010
	Gross		Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	2	(1)	.032	2	0.032	2	0.032
Non-productive	—		—	—	—	—	—
Total development wells	2		.032	2	0.032	2	0.032
Exploratory wells, completed as:
Productive	—		—	5	0.080	7	0.439
Non-productive	3		1.125	6	0.096	3	0.204
Total exploratory wells	3		1.125	11	0.176	10	0.643

(1)	Consists of wells drilled on the La Cuerva prospect, which were sold along with the prospect during 2012.

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2012, we had no wells in progress or awaiting completion.

 Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2012, we owned interests in 6 gross wells. As of December 31, 2012, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	—	6
Net	—	0.19
Colombia
Gross	—	—
Net	—	—
Total
Gross	—	6
Net	—	0.19

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2012:

	Year Ended December 31,
	2012	2011		2010
Net Production:
Gas (Mcf):
United States	12,066	10,838		17,798
Colombia	—	—		—
Total	12,066	10,838		17,798
Oil (Bbls):
United States	1,032	1,092		1,540
Colombia	1,755	9,924		260,239
Total	2,787	11,016		261,779
Average sales price:
Gas ($ per Mcf)
United States	$3.22	$3.90		$5.01
Colombia	—	—		—
Total	3.22	3.90		5.01
Oil ($ per Bbl)
United States	105.91	97.10		76.21
Colombia	110.36	101.56		74.17
Total	108.71	101.12		74.18
Average production costs ($ per BOE):
United States	25.00	16.05		8.50
Colombia	68.00	80.13	(1)	31.08
Total	$40.72	$65.65		$30.70

(1)
The increase in production costs per BOE in Colombia during 2011 reflect reduced production volumes in 2011 following the sale of our principal producing properties in 2010 and disproportionately high fixed production costs in Colombia.

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2012, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (SEC).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed
United States	6,170	85,280	20,383
Colombia	—	—	—
Total Proved Developed Reserves	6,170	85,280	20,383
Proved Undeveloped
United States	—	—	—
Colombia	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	6,170	85,280	20,383

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$298,070	$—	$298,070
Standardized measure (3)	$298,070	$—	$298,070

(1)
In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2012.  For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2012.  The average prices utilized for purposes of estimating our proved reserves were $95.05 per barrel of oil and $2.86 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials.  The prices should not be interpreted as a prediction of future prices.  The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

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

Our year-end reserve report is prepared by Lonquist & Co. based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geosciences and engineering data, and other information provided to them by our management team.  Lonquist & Co. also prepares reserve estimates for the various Hupecol entities. Upon analysis and evaluation of data provided, Lonquist & Co. issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our President for reasonableness of the results obtained.  Once any questions have been addressed, Lonquist & Co. issues the final appraisal report, reflecting their conclusions.

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

Proved Undeveloped Reserves

As of December 31, 2012, our proved undeveloped reserves totaled 0 mbbls of oil and 0 mcf of natural gas, for a total of 0 mbbls compared to 63.8 mbbls of oil and 0.0 mcf of natural gas, for a total of 63.8 mbbls as of December 31, 2011.

Changes in Proved Undeveloped (“PUD”) Reserves

Changes in PUD Reserves that occurred during 2012 were due to the sale of our interest in the La Cuerva prospect which contained all of our PUD Reserves at December 31, 2011.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions), categorized by geographical area, which we held as of December 31, 2012:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	2,409	64	4,595	1,622
Colombia	—	—	737,657	178,570
Total	2,409	64	742,252	180,192

As noted above, subsequent to December 31, 2012, we agreed to transfer to SK Innovation our entire 37.5% interest in the 345,452 acre CPO 4 prospect in Colombia.

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2012, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2014	854	313
December 31, 2015	211	58
December 31, 2016	3,024	1,061
December 31, 2017 and later	738,163	178,760
Total	742,252	180,192

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

Marketing

At December 31, 2012, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2012, we had 4 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

The environmental laws and regulations applicable to our U.S. operations include, among others, the following United States federal laws and regulations:

●	Clean Air Act, and its amendments, which govern air emissions;

●	Clean Water Act, which governs discharges into waters of the United States;

●	Comprehensive Environmental Response, Compensation and Liability Act, which imposes liability where hazardous releases have occurred or are threatened to occur (commonly known as “Superfund”);

●	Resource Conservation and Recovery Act, which governs the management of solid waste;

●	Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;

●	Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;

●	Safe Drinking Water Act, which governs the underground injection and disposal of wastewater; and

●	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

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

We have historically experienced large fluctuations in our cash flows and profitability associated with our drilling and development of properties, divestitures of interests in select properties and reinvestment in drilling and development of unproven properties.  Our strategy has historically focused on early identification of, and entrance into, existing and emerging resource plays.  As part of that strategy, we and our partners have participated in accumulating positions and drilling unproven acreage, that may be perceived to be higher risk, where acquisition, drilling and operation costs may be lower with a view to proving reserves, divesting selected assets on an opportunistic basis to operators willing to pay higher prices for proven prospects without early stage drilling risk and reinvesting operating cash flow and sales proceeds in accumulating, drilling and developing additional, and larger, acreage positions.  As a result of such strategy, we sold acreage positions in 2008, 2010 and 2012 that provided one-time profits and cash proceeds and substantially reduced our proved reserves, production and operating cash flows immediately following such sales and after which we invested substantial portions of sales proceeds in the accumulation and exploratory drilling of larger acreage positions.  While our reserves, production, operating cash flows and operating profitability have historically grown as properties have been drilled and developed and have fallen following strategic asset divestitures when we are incurring costs to drill and develop properties, there is no assurance that our strategy will produce such results in the future and, in fact, that strategy did not produce new reserves, production, cash flow or profitability when deployed on our CPO 4 prospect.  As a result of drilling and other risks, there can be no assurance that our reserve and production growth strategy will allow us to grow, and replace, our acreage position, reserves, production and profitability following divestitures and we may continue to experience large fluctuations in such positions.

Our divestiture strategy exposes us to risks associated with a lack of diversification and a concentration of properties, increased dependence on a small number of properties and disproportionate risk of loss associated with drilling results and operations of one or a small number of properties.

Because a significant element of our strategy has been the opportunistic divestiture of properties and redeployment of resources to new properties, we have historically been focused on development of a small number of geographically concentrated prospects.  Accordingly, we lack diversification with respect to the nature and geographic location of our holdings.  As a result, we are exposed to higher dependence on individual resource plays and may experience substantial losses should a single individual prospect prove unsuccessful. Absent other operating properties, the failure or underperformance of a single prospect could materially adversely affect our financial resources, reserve and production outlook and profitability.  In particular, during 2011 and 2012 we committed a substantial portion of the proceeds received from our 2010 divestiture of Hupecol properties to a drilling program on our CPO 4 prospect. Between 2011 and 2012, we participated in the drilling of three test wells on our CPO 4 prospect, each of which was determined to be noncommercial and, ultimately, plugged and abandoned.  Given our focus on development of the CPO 4 prospect, including the commitment of substantial financial resources and the lack of current production from our other prospects, the failure to complete a commercial well on the prospect materially adversely affected our financial position and operating outlook.

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

A substantial percentage of our properties are unproven and undeveloped; therefore the cost of proving and developing our properties and risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

Because a substantial percentage of our properties are unproven and undeveloped, we require significant capital to prove and develop such properties before they may become productive. Following the sale of our principal producing property in Colombia in March 2012, substantially all of our net acreage was unproven and undeveloped. Because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be successfully drilled and developed to the extent that they result in positive cash flow. Even if we are successful in our drilling and development efforts, it could take several years for a significant portion of our unproven properties to be converted to positive cash flow.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are properties on which we have identified what we believe, based on available seismic and geological information, to be indications of oil or natural gas potential. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “Reserve estimates depend on many assumptions that may turn out to be inaccurate” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

●	delays imposed by or resulting from compliance with regulatory requirements;

●	pressure or irregularities in geological formations;

●	shortages of or delays in obtaining equipment and qualified personnel;

●	equipment failures or accidents;

●	adverse weather conditions;

●	reductions in oil and natural gas prices;

●	title problems; and

●	limitations in the market for oil and natural gas.

Cost overruns, curtailments, delays and cancellations of operations as a result of the above factors and other factors common in our industry may materially adversely affect our operating results and financial position and our ability to maintain our interests in prospects.

We may incur substantial uninsured losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

 We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

●	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

●	abnormally pressured formations;

●	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

●	fires and explosions;

●	personal injuries and death; and

●	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of a significant accident or other event that is not fully covered by insurance could have a material adverse effect on our business, results of operations or financial condition.

We are dependent upon third party operators of our oil and gas properties.

Under the terms of the operating agreements related to our oil and gas properties, third parties act as the operator of each of our oil and gas wells and control the drilling and operating activities to be conducted on our properties. Therefore, we have limited control over certain decisions related to activities on our properties, which could affect our results of operations. Decisions over which we have limited control include:

●	the timing and amount of capital expenditures;

●	the timing of initiating the drilling and recompleting of wells;

●	the extent of operating costs; and

●	the level of ongoing production.

Decisions made by our operators may be different than those we would make reflecting priorities different than our priorities and may materially adversely affect our operating results and financial position.

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

We may need additional financing to support operations and future capital commitments.

At December 31, 2012, our estimated drilling budget for 2013 was approximately $2.5 million, principally relating to the drilling of two test wells on the Serrania prospect as well as shooting seismic on the Los Picachos and Macaya Concessions.  While we believe that our cash on hand at December 31, 2012, together with funds expected to be received from federal tax refunds and the release of certain restricted funds, will support or drilling budget and overhead during 2013, there is no assurance that we will not require additional financing to support drilling operations and other cash requirements during 2013 or in future years.  Our drilling budget can vary substantially based on the timing and results of drilling operations as well as determinations to participate in the drilling and development of new prospects. We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2013 drilling budget and to support future acquisitions and development activities.

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

We may operate in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas could have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

●	the price and quantity of imports of foreign oil and natural gas;

●	political conditions, including embargoes, in or affecting other oil-producing activity;

●	the level of global oil and natural gas exploration and production activity;

●	the level of global oil and natural gas inventories;

●	weather conditions;

●	technological advances affecting energy consumption; and

●	the price and availability of alternative fuels.

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

Global economic growth drives demand for energy from all sources, including fossil fuels.  Should the U.S. and global economies experience weakness, such as that experienced during the global financial crisis of 2008-2009, demand for energy and accompanying commodity prices may decline and our financial position may deteriorate along with our ability to operate profitably and our ability to obtain financing to support operations and the cost and terms of the same, is unclear. With respect to our business, the crisis experienced during the 2008-2009 period resulted in a steep decline in the price of oil and natural gas, a marked decline in the value of our reserves, a determination in March 2009 to temporarily shut-in production from our Colombian wells and reduced revenues and profitability.

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

The process of estimating oil and natural gas reserves is complex, requiring interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves reported.

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

The present value of future net revenues from our proved reserves, as reported from time to time, should not be assumed to be the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on costs on the date of the estimate and average prices over the preceding twelve months. Actual future prices and costs may differ materially from those used in the present value estimate. If future prices decline or costs increase it could negatively impact our ability to finance operations, and individual properties could cease being commercially viable, affecting our decision to continue operations on producing properties or to attempt to develop properties. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our securities.

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

Additionally, Colombia is among several nations whose eligibility to receive foreign aid from the United States is dependent on its progress in stemming the production and transit of illegal drugs, which is subject to an annual review by the President of the United States. Although Colombia is currently eligible for such aid, Colombia may not remain eligible in the future. A finding by the President that Colombia has failed demonstrably to meet its obligations under international counternarcotics agreements may result in any of the following:

●	all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended;

●	the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia;

●	United States representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and

●	the President of the United States and Congress would retain the right to apply future trade sanctions.

Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with our operations there. Any changes in the holders of significant government offices could have adverse consequences on our relationship with key governmental agencies and the Colombian government’s ability to control guerrilla activities and could exacerbate the factors relating to our foreign operations. Any sanctions imposed on Colombia by the United States government could threaten our ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against us, including by nationalizing our Colombian assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss and a decrease in the price of our common stock. The United States may impose sanctions on Colombia in the future, and we cannot predict the effect in Colombia that these sanctions might cause.

Our operations in Colombia are controlled by operators which may carry out transactions affecting our Colombian assets and operations without our consent.

Our operations in Colombia are subject to a substantial degree of control by the operators of the properties in which we hold interests in Colombia. We are an investor in a number of properties operated by Hupecol and our interest in the assets and operations of Hupecol related entities and ventures represent a substantial portion of our current assets in Colombia. During 2008, 2010 and 2012, respectively, Hupecol sold its interest in multiple concessions and entities holding multiple concessions each representing, at the time, the largest prospect(s) in terms of reserves and revenues in which we then held an interest. In early March 2009, Hupecol determined to temporarily shut-in production from our Colombian properties. It is possible that Hupecol will carry out similar sales or acquisitions of prospects or make similar decisions in the future. Our management intends to closely monitor the nature and progress of future transactions by Hupecol in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction.

In addition to the control exercised by Hupecol with respect to the properties it operates, as minority owners, we are, or may be, subject to substantial control of other properties in Colombia in which we hold interests that are operated by third party operators, other than Hupecol. Our Colombian assets presently consist, and in the future are expected to continue to consist, exclusively of minority, non-operator project interests in certain Colombian assets owned and operated by third party operators. Our passive investments in such Colombian assets constitute our principal assets, and as a result, our financial results are directly affected by the independent strategies and decisions of the operators of those properties.

We may be exposed to additional expenses and losses arising from the financial position of our joint interest partners in Colombia.

Our Colombian properties are developed under financial arrangements with various joint interest partners. If other joint interest partners are unable, or unwilling, to satisfy their various obligations relating to prospects, we may be required to pay a proportionately higher share of development costs on those prospects or the prospect may be inadequately capitalized to achieve optimal results.

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

●
each party has not and will not offer or make payments to any person, including a government official, that would violate the laws of the country of operations, the country of formation of any of the partners or the principals described in the Convention on Combating Bribery of Foreign Public Officials in International Business Transactions; and

●	each party will maintain adequate internal controls, properly record and report all transactions and comply with the laws applicable to the transaction.

While we periodically inquire as to the continuing accuracy of these representations, as a minority non-operator, we are limited in our ability to assure compliance.  Consequently, we cannot provide assurance that the procedural safeguards, if any, adopted by our partners or the representations and warranties contained in these agreements and our reliance on them will protect us from liability should a violation occur. Any violations of the anti-bribery, accounting controls or books and records provisions of the Foreign Corrupt Practices Act by us or our partners could subject us and, where deemed appropriate, individuals, in certain cases, to a broad range of  civil and criminal penalties, including but not limited to, imprisonment, injunctive relief, disgorgement, substantial fines or penalties, prohibitions on our ability to offer our products in one or more countries, imposed modifications to business practices and compliance programs, including retention of an independent monitor to oversee compliance, and could also materially damage our reputation, our business and our operating results.

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

Our oil and gas operations are subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

●	require the acquisition of a permit before drilling commences;

●	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

●	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

●	impose substantial liabilities for pollution resulting from operations.

Failure to comply with these laws and regulations may result in:

●	the imposition of administrative, civil and/or criminal penalties;

●	incurring investigatory or remedial obligations; and

●	the imposition of injunctive relief.

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

The price of our common stock may fluctuate significantly, and this may make it difficult to resell common stock when, or at prices, desired.

The price of our common stock constantly changes. We expect that the market price of our common stock will continue to fluctuate.

Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

●	quarterly variations in our operating results;

●	operating results that vary from the expectations of management, securities analysts and investors;

●	changes in expectations as to our future financial performance;

●	announcements by us, our partners or our competitors of leasing and drilling activities;

●	the operating and securities price performance of other companies that investors believe are comparable to us;

●	future sales of our equity or equity-related securities;

●	changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

●	fluctuations in oil and gas prices;

●	departures of key personnel; and

●	regulatory considerations.

Our stock has suffered significant declines over the past year mirroring, among other things, the delays in drilling and ultimate determination to cease completion efforts on test wells on the CPO 4 prospect and the announcement that the SEC is conducting an investigation of our company.

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

●
authorize our board of directors to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of our common stock;

●	provide for a staggered board of directors and three-year terms for directors, so that no more than one-third of our directors could be replaced at any annual meeting;

●	provide that directors may be removed only for cause; and

●	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

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

At December 31, 2012, our directors and executive officers owned approximately 21.4% of our outstanding common stock. As a result, our current directors and executive officers are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. Such level of control of the Company may delay or prevent a change of control on terms favorable to the other shareholders and may adversely affect the voting and other rights of other shareholders.

We may incur costs and be subject to sanctions and uncertainties relating to the ongoing investigation of our company by the SEC.

We are the subject of an ongoing formal investigation by the SEC.  Pursuant to the investigation, we received subpoenas issued by the SEC calling for the testimony of our principal officers and the delivery of certain documents.  The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010.  We received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a February 2012 subpoena issued by the SEC.  The SEC has indicated that it is trying to determine whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosure of reserve potential on the CPO 4 prospect.  A determination by the SEC that we have violated the U.S. securities laws would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We could be negatively impacted by securities class action complaints.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers, which we refer to as the Silverman litigation.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the first test well on the CPO 4 prospect. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. It will take time and money to defend against this suit and may distract us from more productive activities. We may not be successful in defending this litigation, and insurance proceeds may not be sufficient to cover any liability under such claims.  Additional class actions have since been filed against us, and may in the future be filed against us, as a result of, or based on, the same factual allegations set out in the Silverman litigation and all such actions would also take time and corporate resources to defend against.  If the plaintiffs in the Silverman litigation, or the plaintiffs in any other class action litigation, are successful in their litigation, the payment by us of damages, interest, attorneys’ fees and costs would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are subject to uncertainty with respect to the calculation of certain tax obligations in Colombia and may incur additional tax liability in Colombia.

At December 31, 2012, we had engaged our tax advisors in Colombia to evaluate certain tax and other filings made in Colombia by them and other advisors for 2009, 2010 and 2011.  Our advisors identified inconsistencies between tax and non-tax filings with respect to equity investments made in Colombia.  Based on guidance from our advisors, we estimated and recorded a foreign tax liability related to these matters of approximately $1.9 million in 2012.  It is possible that we may be subject to additional tax obligations in Colombia related to these matters; if based upon a review of the work performed by our advisors, the Colombian tax authority and regulatory agencies disagree with our advisors assessment.

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

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, we filed a motion to dismiss which remains pending before the court. We believe all of the claims in the consolidated class action lawsuits are without merit and intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain of our directors and officers and Houston American Energy, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of Houston American against certain of our directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against us.   On February 26, 2013, an order was entered granting a motion by the Company to dismiss the lawsuit and providing leave to the plaintiff to amend its complaint to cure pleading deficiencies. The Plaintiff’s allotted time to amend its complaint by the Court expired on March 26, 2013, and no amendment was made by the Plaintiff, effectively ending the lawsuit.

At December 31, 2012, the Company was the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  The Company has presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.  The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, the Company has not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE MKT (“NYSE”) under the symbol “HUSA.” Prior to July 27, 2010, our common stock traded on the Nasdaq Global Market also under the symbol “HUSA”. The following table sets forth the range of high and low sale prices of our common stock for each quarter during the past two fiscal years.

		High	Low
Calendar Year 2012	Fourth Quarter	$1.06	$0.19
	Third Quarter	1.65	0.78
	Second Quarter	5.35	0.75
	First Quarter	14.73	5.02

Calendar Year 2011	Fourth Quarter	$17.05	$10.06
	Third Quarter	20.90	12.50
	Second Quarter	18.45	13.55
	First Quarter	19.14	13.06

At March 18, 2013, the closing price of the common stock on NYSE was $0.21 per share.

Holders

As of March 18, 2013, there were approximately 882 shareholders of record of our common stock.

Dividends

No dividends were paid during calendar years 2011 or 2012. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,443,057	$5.68	125,277
Equity compensation plans not approved by security holders	—	—	—
Total	2,443,057	$5.68	125,277

(1)
Consists of 500,000 shares reserved for issuance under the Houston American Energy Corp. 2005 Stock Option Plan and 2,200,000 shares reserved for issuance under the Houston American Energy 2008 Equity Incentive Plan.  Excludes 3,800,000 shares to be added to the reserve by amendment to the 2008 Equity Incentive Plan, which amendment is subject to shareholder approval, of which 915,525 shares are issuable at $1.65 per share upon exercise of options granted subject to such shareholder approval and 3,009,752 shares of which will be available for future issuance.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Drilling Activity

During 2012, we drilled 5 international wells in Colombia, as follows:

●
2 wells were drilled on the La Cuerva concession in which we hold a 1.6% working interest, of which 2 were completed and brought onto production (both wells were sold in connection with the sale of our interest in HC, LLC. See “Sale of La Cuerva and LLA 62 Blocks”).

●	3 wells were drilled on the CPO 4 block in Colombia, each of which was determined to be non-commercial.

At December 31, 2012, no wells were being drilled.

During 2012, no domestic wells were drilled.

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

At December 31, 2011, our estimated proved reserves associated with the La Cuerva and LLA 62 blocks totaled 94,619 barrels of oil, which represented 82% of our estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, we recognized a gain on the sale of $315,119 during 2012, computed as follows:

Sales price	$1,224,393
Add: Transfer of asset retirement and other obligations	34,471
Less: Transaction costs	(30,330)
Less: Prepaid deposits	(54,857)
Less: Carrying value of oil and gas properties, net	(858,558)
Net gain on sale	$315,119

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per common share for 2011 and 2012 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro-Forma Information:	2012	2011

Oil and gas revenue	$148,163	$148,266
Loss from operations	$(56,566,181)	$(5,943,911)
Net loss	$(56,847,211)	$(4,366,837)

Basic and diluted loss per common share	$(1.47)	$(0.14)

2012 Capital Expenditure Program

During 2012, we invested $26,033,065 for the development of oil and gas properties, consisting of (1) drilling and drilling preparation costs on 5 wells in Colombia of $25,915,741 and leasehold costs on U.S. properties of $117,324.

CPO 4 Developments

During 2012, we completed operations on three test wells on our CPO 4 block in Colombia.  Each of the test wells was determined to be noncommercial and was plugged and abandoned.  As a result of the determinations to plug and abandon each of those test wells, we included the costs related to those wells in the full cost pool for inclusion in the ceiling test.  We recorded an impairment charge of $46,235,574 during 2012 to write off costs not being amortized that were attributable to the drilling of the test wells on the CPO 4 block as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the test wells through December 31, 2012.

Following drilling of the unsuccessful test wells on the CPO 4 prospect, in March 2013, we entered into a settlement agreement with SK Innovation, operator of the CPO 4 prospect, and terminated our interest in the prospect and were released from past and future funding and other obligations relating to the prospect, including our accrued cash call commitments of $3,219,128.

Serrania Developments

With respect to development of our Serrania Block, the National Hydrocarbon Agency of Colombia (the “ANH”) has granted extensions of required development commitments, including drilling of a first test well, until security conditions allow operations.  Based on those conditions, we anticipate that drilling of a first test well on the Serrania Block will occur in 2013.

Gulf United Note Receivable

As a result of Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect, during 2012, we wrote-off our receivable from Gulf United for $3,951,370.

Financing Activities

On May 8, 2012, we sold to institutional investors 6,200,000 units, with each unit consisting of one of our common shares and one warrant to purchase one common share, for gross proceeds of approximately $13.14 million, before deducting placement agent fees and estimated offering expenses of $527,000 recorded as cost of capital, in a "registered direct" offering.  The investors purchased the units at a purchase price of $2.12 per unit. The warrants, which represent the right to acquire an aggregate of up to 6,200,000 common shares, are exercisable at any time on or after November 9, 2012 and prior to November 9, 2015 at an exercise price of $2.68 per share, which was 120% of the closing price of our common shares on the NYSE MKT on May 2, 2012.

On October 4, 2012, we sold 14,814,815 units, with each unit consisting of one of our common shares, one Class A Warrant and one Class B Warrant, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $828,000 recorded as cost of capital, in a "registered direct" public offering.  The investors purchased the units at a purchase price of $0.675 per unit. The Class A Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of six months at an exercise price of $0.81 per share.  The Class B Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of three years at an exercise price of $0.90 per share.

Legal Proceedings

At December 31, 2012, we were the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, we received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of our officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. We received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  We have presented information supporting our disclosure relative to resource potential on the CPO 4 prospect.  The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, we have not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. We have cooperated fully, and are committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In connection with the ongoing investigation being conducted by the SEC and indemnification provisions contained in an engagement agreement with Global Hunter Securities, LLC relating to our 2009 equity offering, in July 2012, we entered into an agreement with Global Hunter to settle any and all claims by Global Hunter related to reimbursement of attorney’s fees under the indemnity provision.  During 2012, we paid a total of $490,850 to Global Hunter and in exchange for the payments, we were granted a full release by Global Hunter Securities of any future claims or liabilities asserted by Global Hunter in connection with the offering.  The payment to Global Hunter Securities was recorded as a charge to additional paid in capital and is listed under the Cash Flow from Financing Activities in the statement of cash flows as Cost of capital.

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

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain of our directors and officers and Houston American Energy, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of Houston American against certain of our directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against us.  We may, however, incur certain costs and demands on management time and resources in connection with the lawsuit.  On February 26, 2013, an order was entered granting a motion by the company to dismiss the lawsuit and providing leave to the plaintiff to amend its complaint to cure pleading deficiencies.

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

In June 2012, our board of directors amended our cash compensation arrangements for non-employee directors, effective June 30, 2012, to increase all amounts payable thereunder by 50% to: annual retainer of $9,000; annual retainer for service on each committee of $3,000; annual retainer for service as chairman of the audit committee of $3,750; and annual retainer for service as chairman of the compensation committee of $2,250.

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

In July 2012, we appointed a new non-employee director following the resignation of a non-employee director.  In connection with the appointment, we granted stock options to purchase 25,000 shares of common stock at $1.18 per share with a fair value of $19,375 using the Black-Scholes option-pricing model.  Of that value, $5,572 was recognized as compensation expense at the date of grant and $13,803 will be recognized upon vesting.

During 2012, we recognized non-cash compensation expense associated with grants of restricted stock totaling $226,440.

As of December 31, 2012, excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, there was $358,055 of total unrecognized compensation cost related to unvested restricted stock and $1,300,747 of total unrecognized compensation cost related to unvested, or un-exercisable, stock options.  The cost is expected to be recognized over a weighted average period of approximately 1.45 years for restricted stock and 1.27 years for stock options.  Option grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan will be valued and accounted for at the time of shareholder approval of the amendment.

Strategic Alternative Review

In July 2012, our board authorized the engagement of an investment banking firm, and we engaged Canaccord Genuity, Inc., to assist in the evaluation of a broad range of financial and strategic alternatives, including, but not limited to, seeking additional financing to support the long-term development of our oil and gas properties, seeking financial and/or industry partners to participate in the development of our properties, selling some of or all of our assets or interests in those assets, and the possible sale of our company, among other alternatives.  Our board concluded the review of strategic alternatives determining that satisfactory alternatives were not available and that we should seek additional financing to support the ongoing development of our assets.  Following that determination, we consummated the October 1, 2012 financing described above.

Colombian Tax

During 2012, we engaged our tax advisors in Colombia to evaluate certain tax and other filings made in Colombia by them and other advisors for 2009, 2010 and 2011.  Our advisors identified inconsistencies between tax and non-tax filings with respect to equity investments made by us in Colombia.  Based on guidance from our advisors, during 2012 we recorded a current foreign tax liability of $1,689,868, which we expect to pay during 2013, and a non-current foreign tax liability of $193,398, which we expect to pay during 2014, relating primarily to a newly enacted Colombian equity tax measure based on the equity of our Colombian branch as of January 1, 2011.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2012. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2012 and 2011:

	At December 31, 2012	At December 31, 2011
Acquisition costs	$972,885	$5,325,369
Evaluation costs	4,836,412	17,565,575
Total	$5,809,297	$22,890,944

The carrying value of unevaluated oil and gas prospects includes $4,836,412 and $22,028,895 expended for properties in South America at December 31, 2012 and December 31, 2011, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Stock-Based Compensation. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the volatility of our common stock price over the expected life of the options, dividend yield, an appropriate risk-free interest rate and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the Statements of Operations.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Oil and Gas Revenues. Total oil and gas revenues decreased 64.4%, to $411,349, in 2012 from $1,156,178 in 2011.

The decrease in revenue was due to the 2012 sale of our interest in the La Cuerva block.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2012 and 2011:

	2012	2011
Gross producing wells	6	20
Net producing wells	0.19	0.42
Net oil production (Bbls)	2,787	11,016
Net gas production (Mcf)	12,066	10,838
Oil—Average sales price per barrel	$108.71	$101.12
Gas—Average sales price per mcf	$3.22	$3.90

The change in gross and net producing wells and production reflects the sale, during the first quarter of 2012, of our interest in wells associated with the La Cuerva block.

The change in average sales prices realized reflects fluctuations in global commodity prices.

Oil and gas sales revenues for 2012 and 2011 by region were as follows:

	Colombia	U.S.	Total
2012
Oil sales	$263,185	$109,298	$372,484
Gas sales	$—	$38,865	$38,865
2011
Oil sales	$1,007,912	$106,037	$1,113,949
Gas sales	$—	$42,229	$42,229

 Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, decreased 77.1% to $195,381 in 2012 from $854,319 in 2011.

The decrease in total lease operating expenses was attributable to the 2012 sale of our interest in the La Cuerva block.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2012	$118,788	$76,593	$195,381
2011	$795,247	$59,072	$854,319

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Joint Venture Expenses. Joint venture expenses totaled $3,244 in 2012 compared to $13,930 in 2011. The joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by Hupecol.  The decrease in joint venture expenses was attributable to reduced allocated administrative costs following the March 2012 divestiture of assets operated by Hupecol.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 64% to $66,971 in 2012 from $185,931 in 2011. The decrease in depreciation and depletion was due to the 2012 sale of assets discussed above.

Gain (Loss) on Sale of Oil and Gas Properties. The sale of our indirect interests in Hupecol Cuerva, LLC and post-closing price adjustments related to the sale resulted in a gain of $387,314 during 2012.  Post-closing purchase price adjustments relating to our 2010 sale of Colombian assets and our prior 2008 sale of Colombian assets resulted in a loss on sale of oil and gas properties of $1,026,608 in 2011.

Impairment Expense.  Termination of our testing and completion efforts on, and abandonment of, three test wells on our CPO 4 block resulted in impairment expense of $46,235,574 during 2012.

General and Administrative Expenses. General and administrative expense increased by 1.5% to $5,027,024 in 2012 from $4,952,560 in 2011. The change in general and administrative expense reflects a combination of (1) an increase in legal fees and professional fees (up $426,636) relating to litigation commenced during 2012 and the ongoing SEC investigation, (2) a decrease in non-cash stock based compensation (down $319,719) reflecting lower stock price and a resulting lower value of equity grants, and (3) decreased cash compensation (down $66,093) attributable to reduced bonuses paid during 2012.

Bad Debt Expense.   As a result of Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect, during 2012, we wrote-down our receivable from Gulf United for $3,951,370.

Foreign Equity Tax.  During 2012, we recorded an foreign equity tax expense of $1,689,039 relating to a newly enacted Colombian equity tax measure based on the equity of our Colombian branch as of January 1, 2011.

Other Income (Expense). Other income (expense) consists of interest earned on cash balances net of other bank fees. Net other expense totaled $73,319 in 2012 as compared to net other expense of $29,020 in 2011. The change was attributable to reduced interest income during 2012 reflecting lower interest rates and lower cash holdings.

Income Tax Expense/Benefit. We reported income tax expense of approximately $216,923 in 2012 as compared to an income tax benefit of approximately $1.6 million in 2011.  During 2012, we generated net operating losses, from which a current benefit in the amount of $3.4 million was realized as a result of carrying back the respective net operating losses to 2010.   The current tax benefit was entirely offset by the release in the valuation allowance.  We expect a refund of U.S. income taxes in the amount of approximately $3.4 million as a result of such net operating loss carryback.  Except for this tax benefit, we believe that it is more likely than not that the deferred tax assets at the end of 2012 will not be realized.  As such, we fully reserved all of the net deferred tax assets at December 31, 2012.

Financial Condition

Liquidity and Capital Resources. At December 31, 2012, we had a cash balance of $5,626,345 and working capital of $9,144,869 compared to a cash balance of $9,930,284 and working capital of $19,636,540 at December 31, 2011. The decrease in cash and working capital during 2012 was primarily attributable to the operating losses incurred during 2012, including the costs of drilling operations on the CPO 4 block which were written off during 2012, partially offset by the receipt of approximately $23,144,000 from capital raising transactions during 2012.  As a result of our settlement with SK Innovation, subsequent to year-end, we received a release from our accrued capital call commitments on CPO 4 which totaled $3,219,128 at December 31, 2012.  As adjusted to reflect the release of such commitments, our pro forma working capital at December 31, 2012 totaled $12,363,997.

Cash Flows. Operating activities used $2,620,837 of cash during 2012 compared to $4,633,032 of cash used during 2011. The decrease in cash used in operations was primarily attributable to changes in operating assets and liabilities and various non-cash expenses which more than offset the increase in net loss.

Investing activities used $23,041,556 of cash during 2012 as compared to $11,930,534 of cash used during 2011. Funds used in investing activities during 2012 principally reflect investments in oil and gas properties and assets of $26,033,065 and purchases of marketable securities of $156,817 partially offset by proceeds from sale of securities of $660,625, escrow receivable of $1,460,633 and proceeds from the sale of our interest in Hupecol Cuerva, LLC of $1,027,068.

Financing activities provided $21,358,454 of cash during 2012 from our May 2012 and October 2012 offerings of common stock and warrants.

Long-Term Liabilities. At December 31, 2012, we had long-term liabilities of $201,270 as compared to $45,039 at December 31, 2011. Long-term liabilities at December 31, 2012 consisted of reserve for plugging costs $7,872 and foreign income taxes of $193,398. Long-term liabilities at December 31, 2011 consisted of a reserve for plugging costs and deferred rent liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to our ongoing efforts to acquire, drill and complete prospects.

During 2012, we invested $26,033,065 for the acquisition and development of oil and gas properties, which included expenses related to (1) drilling of 5 wells in Colombia ($25,915,741), including the drilling costs on two wells on the La Cuerva block sold during 2012, as well as leasehold costs on U.S. properties ($117,324).

At December 31, 2012, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2012:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$410,920	$89,054	$185,225	$136,641	$0
Total	$410,920	$89,054	$185,225	$136,641	$0

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (ORRI) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to third parties. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of John Terwilliger and O. Lee Tawes, III.

Planned Drilling, Leasehold and Other Activities. As of December 31, 2012, our acquisition and drilling budget for 2013 totaled approximately $2.5 million and related principally to (1) drilling 2 wells on the Serrania Block; and (2) shooting seismic on the Los Picachos and Macaya Concessions.  Additional wells may be drilled at locations to be determined based on the results of the planned drilling projects. Our acquisition and drilling budget has historically been subject to substantial fluctuation over the course of a year based upon successes and failures in drilling and completion of prospects and the identification of additional prospects during the course of a year.

We intend to fund our 2013 drilling budget from a combination of cash on hand and the anticipated receipt of funds from (1) income tax refunds of approximately $3.344 million and (2) release of restricted cash backing a letter of credit expiring in April 2013 of approximately $3.056 million. We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if necessary to fully fund our 2013 drilling budget and to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2012.

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

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements” on page 39 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2012, and their ages and positions as of that date, are as follows:

Name	Age	Position
John F. Terwilliger	65	President, Chief Executive Officer and Chairman
James J. Jacobs	35	Chief Financial Officer
Kenneth Jeffers	52	Senior Vice President of Exploration

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

Kenneth Jeffers has served as our Senior Vice President of Exploration since August 2010.  Prior to his appointment as an officer, Mr. Jeffers served as a consultant to Houston American for six months focused on identification of prospects on the Company’s Colombian acreage.  Previously, Mr. Jeffers served as a Senior Geophysicist at Dune Energy from 2007 to 2010.  Mr. Jeffers’ experience includes serving as an exploration geophysicist with Mobil Oil and later serving as a staff geophysicist and senior geophysicist with Anadarko Petroleum, Pennzoil and Hunt Oil and Vice President, Geophysics at Goodrich Petroleum.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page 39 of this report.

2.	Exhibits

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Form of Common Stock Purchase Warrant, dated May 8, 2012	8-K	05/03/12	4.1

4.3	Form of Class A Common Stock Purchase Warrant, dated October 4, 2012	8-K	10/03/12	4.1

4.4	Form of Class B Common Stock Purchase Warrant, dated October 4, 2012	8-K	10/03/12	4.2

10.1	Houston American Energy Corp. 2005 Stock Option Plan*	8-K	08/16/05	10.1

10.2	Form of Director Stock Option Agreement*	8-K	08/16/05	10.2

10.3	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.4	Form of Subscription Agreement, dated November 2009 relating to the sale of shares of common stock	8-K	12/03/09	10.1

10.5	Employment Agreement of Kenneth Jeffers*	10-K	03/15/11	10.6

10.6	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of GBH CPAs, PC				X

23.2	Consent of Lonquist & Co., LLC				X

31.1	Section 302 Certification of CEO				X

31.2	Section 302 Certification of CFO				X

32.1	Section 906 Certification of CEO				X

32.2	Section 906 Certification of CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC				X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 26, 2012
	By:	/s/ John F. Terwilliger
John F. Terwilliger
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Terwilliger	Chairman, Chief Executive Officer,	March 26, 2012
John F. Terwilliger	President and Director (Principal Executive Officer)

/s/ O. Lee Tawes, III	Director	March 26, 2012
O. Lee Tawes, III

/s/ Stephen Hartzell	Director	March 26, 2012
Stephen Hartzell

/s/ John P. Boylan	Director	March 26, 2012
John P. Boylan

/s/ Keith Grimes	Director	March 26, 2012
Keith Grimes

/s/ James J. Jacobs	Chief Financial Officer	March 26, 2012
James J. Jacobs	(Principal Accounting and Financial Officer)

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Houston American Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 1, 2013

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$5,626,345	$9,930,284
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – oil and gas sales	—	40,502
Accounts receivable – other	3,436,305	4,322,063
Escrow receivable – current	2,095,228	1,863,332
Marketable securities – available for sale	-	707,445
Prepaid expenses and other current assets	36,539	13,635
TOTAL CURRENT ASSETS	14,250,667	19,933,511
PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	47,093,419	2,490,164
Costs not being amortized	5,809,297	22,890,944
Office equipment	90,004	90,004
Total	52,992,720	25,471,112
Accumulated depletion, depreciation, amortization, and impairment	(47,105,751)	(1,675,232)
PROPERTY AND EQUIPMENT, NET	5,886,969	23,795,880

Deferred tax asset	—	3,195,583
Escrow receivable	—	1,664,581
Other assets	3,167	68,381
TOTAL ASSETS	$20,140,803	$48,657,936
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$84,740	$84,300
Accrued cash call due to operator	3,219,128	—
Accrued expenses	90,923	185,597
Taxes payable	1,711,007	27,074
TOTAL CURRENT LIABILITIES	5,105,798	296,971
LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	7,872	41,419
Deferred rent obligation	—	3,620
Taxes Payable long-term	193,398	0
TOTAL LONG-TERM LIABILITIES	201,270	45,039

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 52,180,045 and 31,165,230 shares issued and outstanding, respectively	52,180	31,165
Additional paid-in capital	63,963,257	40,602,643
Retained earnings (deficit)	(49,181,702)	7,575,747
Accumulated other comprehensive income	—	106,371
TOTAL SHAREHOLDERS’ EQUITY	14,833,735	48,315,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,140,803	$48,657,936

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

OIL AND GAS REVENUE	$411,349	$1,156,178

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	195,381	854,319
Joint venture expense	3,244	13,930
Depreciation and depletion	66,971	185,931
Impairment of oil and gas properties	46,235,574	—
Bad debt expense	3,951,370	—
Foreign Equity Tax	1,689,039	—
Loss on sale of securities	97,267	—
General and administrative expense	5,027,024	4,952,560
Total operating expenses	57,265,870	6,006,740

(Gain) loss on sale of oil and gas properties	(387,314)	1,026,608

Loss from operations	(56,467,207)	(5,877,170)

OTHER INCOME (EXPENSE)
Interest income	10,844	66,852
Other income (expense)	(84,163)	(95,872)
Total other income (expense)	(73,319)	(29,020)

Net loss before taxes	(56,540,526)	(5,906,190)

Income tax expense (benefit)	216,923	(1,570,816)
Net loss	$(56,757,449)	$(4,335,374)
Basic and diluted net loss per share	$(1.46)	$(0.14)
Basic and diluted weighted average shares	38,799,434	31,138,470

COMPREHENSIVE LOSS
Net loss	$(56,757,449)	$(4,335,374)
Unrealized gain on marketable securities	(106,371)	106,371
Net comprehensive loss	$(56,863,820)	$(4,229,003)

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2010	31,080,772	$31,081	$38,422,435	$11,911,121	$—	$50,364,637
Stock issued for -
Employees	45,000	190	135,630	—	—	135,675
Option exercise	39,458	39	(39)	—		—
Options issued to directors	—	—	965,551	—	—	965,551
Options issued to employees	—	—	1,241,666	—	—	1,241,666
Offering costs	—	—	(162,600)	—	—	(162,600)
Other comprehensive income	—	—	—	—	106,371	—
Net loss	—	—	—	(4,335,374)	—	(4,335,374)
Balance at December 31, 2011	31,165,230	31,165	40,602,643	7,575,747	106,371	48,315,926

Stock issued for -
May 2012 offering	6,200,000	6,200	13,137,800	—	—	13,144,000
October 2012 offering	14,814,815	14,815	9,985,185	—	—	10,000,000
Offering costs	—	—	(1,785,546)	—	—	(1,785,546)
Options issued to directors	—	—	312,286		—	312,286
Options issued to employees	—	—	1,463,467	—	—	1,463,467
Restricted stock issued to employees	—	—	247,422	—	—	247,422
Other comprehensive income	—	—	—	—	(106,371)	(106,371)
Net loss	—	—	—	(56,757,449)	—	(56,757,449)
Balance at December 31, 2012	52,180,045	$52,180	$63,963,257	$(49,181,702)	$0	$14,833,735

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(56,757,449)	$(4,335,374)

Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and depletion	66,971	185,931
Stock-based compensation	2,023,175	2,342,892
Deferred tax expense (benefit)	3,195,583	(1,704,378)
Accretion of asset retirement obligation	924	16,446
Amortization of deferred rent	(3,620)	(7,700)
(Gain) loss on sale of oil and gas properties	(387,314)	1,026,608
Impairment of oil and gas properties	46,235,574	—
Bad debt expense	3,951,370	—
Loss on sale of securities	97,267	—
Change in operating assets and liabilities:
Decrease in accounts receivable	319,016	1,691,660
Increase in income tax refund receivable	(3,344,126)	—
Increase in prepaid expense and other current assets	(12,547)	(4,763)
(Decrease) increase in accounts payable and accrued expenses	117,008	(3,844,354)
Foreign equity taxes payable	1,877,331	0
Net cash used in operations	(2,620,837)	(4,633,032)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for acquisition and development of oil and gas properties and assets	(26,033,065)	(13,280,858)
Proceeds from sale of Colombian properties, net of expenses	1,027,068	—
Payments for deposits	—	(54,856)
Proceeds from sale of securities	660,625	—
Purchase of marketable securities	(156,817)	(601,074)
Proceeds from escrow receivable, net	1,460,633	2,006,254
Net cash used in investing activities	(23,041,556)	(11,930,534)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock and warrants	23,144,000	—
Common stock offering costs	(1,785,546)	(162,600)
Net cash provided by (used in) financing activities	21,358,454	(162,600)

INCREASE (DECREASE) IN CASH	(4,303,939)	(16,726,166)
Cash, beginning of year	9,930,284	26,656,450
Cash, end of year	$5,626,345	$9,930,284

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$3,914,135

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development costs	$3,219,128	$—
Sales price of oil and gas properties placed in escrow	166,995	—
Net change in asset retirement obligation	—	9,532
Change in escrow receivable for expenses paid on the Company’s behalf	—	1,114,779
Reclassification of escrow receivable to accounts receivable - other	—	370,640
Cashless exercise of stock option	—	39
Unrealized gain (loss) on available for sale securities	(106,371)	106,371

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

General Principles and Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes, and determination of proved reserves of oil and gas and asset retirement obligations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of approximately $8.3 million in excess of the FDIC’s current insured limit of $250,000 at December 31, 2012 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary.  In evaluating the need for an allowance, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made.  As of December 31, 2012, the Company evaluated their receivables and determined an allowance was not required.

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil, and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less of the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceeds the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2012 or 2011.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $49,391 and $168,351 for the years ended December 31, 2012 and 2011, respectively and accumulated amortization, depreciation and impairment was $47,043,262 and $1,630,323 at December 31, 2012 and 2011, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2012 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $17,580 and $17,580 for 2012 and 2011, respectively, and accumulated depreciation was $62,489 and $44,909 at December 31, 2012 and 2011, respectively.

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

For the year ended December 31, 2012, 2,443,057 outstanding options to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.  For the year ended December 31, 2011, 1,833,682 outstanding options to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Concentration of Risk

The Company is dependent upon the industry skills and contacts of John F. Terwilliger, Ken Jeffers, and James J. Jacobs, the chief executive officer, senior vice president of exploration and chief financial officer, respectively, to identify potential acquisition targets in the onshore coastal Gulf of Mexico region of Texas and Louisiana and in the South American country of Colombia. Further, as a non-operator oil and gas exploration and production company, and through its interest in a limited liability company (“Hupecol”) and concessions operated by Hupecol in the South American country of Colombia, the Company is dependent on the personnel, management and resources of Hupecol to operate efficiently and effectively.

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

At December 31, 2012, 96.5% of the Company’s net oil and gas property investment, and 64% of its revenue for the year ended December 31, 2012, was with or derived from interests operated in Colombia.

For 2012, 100% of our oil production from the Company’s mineral interests was sold to an international integrated oil company. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. There were no other product sales of more than 10% to a single buyer.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2012 and 2011, respectively.

Subsequent Events

The Company evaluated subsequent events from December 31, 2012 through the date the consolidated financial statements were issued.

Recent Accounting Developments

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2—ACCOUNTS RECEIVABLE—OTHER

Gulf United Energy, Inc.

In connection with the Company’s acquisition in July 2010 of an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Columbia and which is operated by SK Innovation Co. LTD (“SK Innovation”), the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the CPO 4 Block Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire from SK Innovation a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, (i) the Company’s 12.5% share of Past Costs (as defined in the Farmout Agreement with SK Innovation) incurred through July 31, 2010, and (ii) the Company’s 25% share of seismic acquisition costs incurred through July 31, 2010, or a total of $3,951,370.  The amount due from Gulf United was classified as accounts receivable – other in the accompanying balance sheets.

As a result of Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect, during the year ended December 31, 2012, the Company wrote-off the receivable from Gulf United for $3,951,370 and recorded bad debt expense.

Hupecol Operating, LLC

During 2011, Hupecol Operating, LLC (“Hupecol”) disbursed funds from a 5% contingency escrow established with a portion of the proceeds from the sale of Hupecol Dorotea & Cabiona Holdings, LLC (“HDC, LLC”), to pay certain operating expenses incurred on behalf of the purchaser of these entities.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process and expects to collect within the next twelve months.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $86,507.  See Note 3.  The amount due from Hupecol is classified as accounts receivable – other in the accompanying balance sheets.

NOTE 3—ESCROW RECEIVABLE

At December 31, 2012 and December 31, 2011, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously held by the Company:

	Balance as of December 31, 2012
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC and HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC and HL LLC 5% Contingency	57,321	—	57,321
HC LLC 14.66% Escrow	151,048	—	151,048
HC LLC 5% Contingency	36,901	—	36,901
TOTAL	$2,095,228	$—	$2,095,228

	Balance as of December 31, 2011
Description	Current	Noncurrent	Total

Caracara Escrow	$131,021	$—	$131,021
Tambaqui Escrow	31,500	—	31,500
HDC LLC and HL LLC 15% Escrow	1,664,581	1,664,581	3,329,162
HDC LLC and HL LLC 5% Contingency	36,230	—	36,230
TOTAL	$1,863,332	$1,664,581	$3,527,913

Changes in escrow receivables during 2012 reflect the establishment of the HC LLC escrow and contingency receivables and various settlements and releases relating to the previous sales of the Company’s interest in the Caracara prospect and HDC LLC and HL LLC described below.

Caracara Escrow

In June 2008, the Company, through Hupecol Caracara LLC as owner/operator under the Caracara Association Contract, sold all of its interest in the Caracara Association Contract and related assets for a total cash consideration of $11,917,418.

Pursuant to the terms of the sale of the Caracara assets, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The Company’s proportionate interest in the escrow deposit totaled $1,673,551, and was recorded as escrow receivable. During 2009, $1,158,613 of the funds deposited in escrow was released to the Company based on post-closing adjustments. During 2011, the Company was informed by Hupecol that approximately $136,430 of the Company’s funds still held in escrow related to the Caracara sale will likely be used to pay a post-closing settlement entered into between Hupecol and the purchaser of the Caracara assets.  As such, during 2011, the Company charged $136,430 to loss on sale of oil and gas properties on the income statement to account for the potential payment using the escrowed funds. During 2012, the Company received $147,581 from Hupecol in settlement of the Caracara escrow and that account was closed.

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

During 2011, the Company received a partial payment of $516,392 from Hupecol for the 5% contingency escrow related to HL, LLC, and was informed that Hupecol disbursed funds from the 5% contingency escrow set up from the proceeds of the HDC, LLC sale to pay Colombian taxes as well as certain invoices related to post closing operating costs incurred on behalf of the purchaser of these interests.  Hupecol is currently seeking reimbursement from the purchaser for these expenses as part of the post-closing process.  As a result of this activity, the Company has established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $86,507 (See Note 2) and has reduced the 5% contingency escrow account for HDC, LLC to reflect its current balance after payment of the taxes and post-closing expenses paid on behalf of the purchaser.

In addition, during 2011, the Company received partial payments from the HL, LLC and HDC, LLC escrow accounts in the amounts of $474,786 and $508,717, respectively.  The Company was also informed that Hupecol made payments from the HL, LLC and HDC, LLC 15% escrow accounts to the purchaser for post-closing expenses.  As such, the Company reduced its proportionate interest in the HL, LLC escrow by approximately $15,788 and its interest in the HDC, LLC escrow by $694,795 to reflect these payments and, during 2011, charged approximately $710,583 to loss on sale of oil and gas properties on the statement of operations.

During 2012, the Company received partial payments from the HL, LLC and HDC, LLC escrow accounts in the amounts of $150,217 and $1,162,835, respectively.

NOTE 4—MARKETABLE SECURITIES—AVAILABLE FOR SALE

During the year ended December 31, 2012, the Company purchased shares of common stock in a publicly traded company at a cost of $156,817. This investment was classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values were recognized as other comprehensive income in the consolidated statements of operations. During the year ended December 31, 2012, the company sold all of its marketable securities and recognized a $97,267 loss.

NOTE 5—OIL AND GAS PROPERTIES

Sale of La Cuerva and LLA 62 Blocks

During the first quarter of 2012, the Company sold all of its interest in Hupecol Cuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

 HC, LLC sold for $75 million, adjusted for working capital.  13.3% of the sales price of HC, LLC will be held in escrow to fund potential claims arising from the sale.  Pursuant to its 1.6% ownership interest in HC, LLC, the Company received 1.6% in the net sale proceeds after deduction of commissions, overriding royalty interest, and transaction expenses; subject to the escrow holdback and a further contingency holdback by Hupecol of 1.3% of the sales price.  Following completion of the sale of HC, LLC, the Company has no continuing interest in the La Cuerva and LLA 62 blocks.

At December 31, 2011, the Company’s estimated proved reserves associated with the La Cuerva and LLA 62 blocks totaled 94,619 barrels of oil, which represented 82% of the Company’s estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, the Company recognized a gain on the sale of $315,119 during 2012, computed as follows:

Sales price	$1,224,393
Add: Transfer of asset retirement and other obligations	34,471
Less: Transaction costs	(30,330)
Less: Prepaid deposits	(54,857)
Less: Carrying value of oil and gas properties, net	(858,558)
Net gain on sale	$315,119

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per common share for 2012 and 2011 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro-Forma Information (unaudited):	2012	2011

Oil and gas revenue	$148,163	$148,266
Loss from operations	$(56,566,181)	$(5,943,911)
Net loss	$(56,847,211)	$(4,366,837)

Basic and diluted loss per common share	$(1.47)	$(0.14)

Impairments

During 2012, the Company completed operations on three test wells on the CPO 4 block in Colombia.  Each of the test wells was determined to be noncommercial and was plugged and abandoned.  As a result of the determinations to plug and abandon each of those test wells, the Company included the costs related to those wells in the full cost pool for inclusion in the ceiling test.  The Company recorded an impairment charge of $46,235,574 during 2012 to write off costs not being amortized that were attributable to the drilling of the test wells on the CPO 4 block as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the test wells through December 31, 2012.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2012 included the following:

	North America	South America	Total
Leasehold acquisition costs	$972,005	$2,015,850	$2,987,855
Geological, geophysical, screening and evaluation costs	880	2,820,562	2,821,442
Total	$972,885	$4,836,412	$5,809,297

Unevaluated oil and gas properties not subject to amortization at December 31, 2011 included the following:

	North America	South America	Total
Leasehold acquisition costs	$861,169	$4,464,200	$5,325,369
Geological, geophysical, screening and evaluation costs	880	17,564,695	17,565,575
Total	$862,049	$22,028,895	$22,890,944

NOTE 6—Asset Retirement Obligation

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2012 and 2011. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2012 and 2011.

	North America Years Ended December 31		South America Years Ended December 31
	2012	2011	2012	2011
ARO liability at January 1	$7,320	$5,481	$34,099	$9,960
Accretion expense	552	1,839	372	14,607
Liabilities incurred from drilling	—	—	—	9,532
Liabilities settled—assets sold	—	—	(34,471)	—
Changes in estimates	—	—	—	—

ARO liability at December 31,	$7,872	$7,320	$—	$34,099

NOTE 7—COMMON STOCK

May 2012 Offering

In May 2012, the Company sold to institutional investors 6,200,000 units, with each unit consisting of one of our common shares and one warrant to purchase one common share, for gross proceeds of approximately $13.14 million, before deducting placement agent fees and estimated offering expenses of $527,000 recorded as cost of capital, in a "registered direct" offering.  The investors purchased the units at a purchase price of $2.12 per unit. The warrants, which represent the right to acquire an aggregate of up to 6,200,000 common shares, are exercisable at any time on or after November 9, 2012 and prior to November 9, 2015 at an exercise price of $2.68 per share, which was 120% of the closing price of our common shares on the NYSE MKT on May 2, 2012.

October 2012 Offering

In October 2012, we sold 14,814,815 units, with each unit consisting of one of our common shares, one Class A Warrant and one Class B Warrant, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $828,000 recorded as cost of capital, in a "registered direct" public offering.  The investors purchased the units at a purchase price of $0.675 per unit. The Class A Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of six months at an exercise price of $0.81 per share.  The Class B Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of three years at an exercise price of $0.90 per share.

NOTE 8—STOCK-BASED COMPENSATION

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

During 2012 and 2013, the Company’s board of directors adopted amendments to the Company’s 2008 Equity Incentive Plan to increase the shares reserved to 6,000,000 shares.  The amendment to the 2008 Equity Incentive Plan is subject to approval by the Company’s shareholders.  See Note 12 – Subsequent Events.

Stock Option Activity

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

During 2012, the Company granted 325,000 options to non-employee directors and 1,200,000 options to employees.

300,000 of the options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten year life and have an exercise price of $1.65 per share. Of those options, 155,475 are exercisable commencing 6 months from the date of grant and 144,525 are exercisable on and after shareholder approval of the amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to non-employee directors, excluding grants that are subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $128,328 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.35%, (2) expected life in years of 2.83, (3) expected stock volatility of 84.6%, and (4) expected dividend yield of 1.21%.

25,000 of the options granted to non-employee directors were granted to a new non-employee director, vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten year life and have an exercise price of $1.18 per share. Those options have a fair value of $19,375 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.82%, (2) expected life in years of 5.835, (3) expected stock volatility of 91.70%, and (4) expected dividend yield of 1.70%.

The 1,200,000 options granted to employees vested on the grant date, have a ten-year life and have an exercise price of $1.65 per share. Of those options, 429,000 are exercisable commencing 6 months from the date of grant and 771,000 are exercisable on and after shareholder approval of the amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to employees, excluding grants that are subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $354,098 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.35%, (2) expected life in years of 2.83, (3) expected stock volatility of 84.6%, and (4) expected dividend yield of 1.21%.

Option activity during 2012 and 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,813,998	$6.57
Granted	106,250	$15.60
Exercised	(39,458)	$4.60
Forfeited	(47,208)	$10.97

Outstanding at December 31, 2011	1,833,582	$7.02
Granted (1)	609,475	$1.63
Exercised	—	$—
Forfeited	—	$—

Outstanding at December 31, 2012	2,443,057	$5.68	6.58	$—

(1)	Does not include 915,525 options subject to shareholder approval, which were granted in 2012.

During 2012 and 2011, the Company recognized $1,775,753 and $2,207,217, respectively, of stock compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants but excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan.

As of December 31, 2012, non-vested options totaled 494,380 and total unrecognized stock-based compensation expense related to non-vested stock options, excluding grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, was $1,300,747.  The unrecognized expense is expected to be recognized over a weighted average period of 1.27 years.  The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2012 is 6.58 years and 6.51 years, respectively.

Option grants that remain subject to shareholder approval of amendment to the 2008 Equity Incentive Plan will be valued and accounted for at the time of shareholder approval of the amendment.

 As of December 31, 2012, there were 125,277 shares of common stock available for issuance pursuant to future stock or option grants under the Plans, excluding shares to be added under the 2008 Equity Incentive Plan subject to shareholder approval.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period, and during 2012 and 2011, $247,422 and $135,675 was amortized to expense respectively.  As of December 31, 2012, there was $422,574 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 1.45 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for 2012 and 2011:

	2012	2011
Share-based compensation expense included in general and administrative expense	$2,023,175	$2,342,892
Earnings per share effect of share-based compensation expense	$(0.05)	$(0.08)

NOTE 9—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ending December 31, 2012 and 2011.

	2012	2011

Income (loss) before income taxes	$(56,540,526)	$(5,906,190)
Income tax expense (benefit) computed at statutory rates	(19,223,779)	$(2,008,105)
Permanent differences, nondeductible expenses	282,547	9,611
Current Colombian tax expense	216,923	10,266
Increase (decrease) in valuation allowance	22,026,880	755,159
Valuation allowance (decrease) related to carryback	(3,345,683)
Change in tax rate		55,795
Return to accrual items	—	—
Foreign tax credit	—	—
Other adjustment	260,035	—
State (net of federal benefit)	—	1,980
Tax provision (benefit)	$216,923	$(1,175,294)
Total Provision
Current Federal	$(3,195,583)	$20,211
Current State	—	3,000
Deferred Federal	3,195,583	(1,198,505)
Deferred State		—
Foreign	216,923	—
Total provision (benefit)	$216,923	$(1,175,294)

At December 31, 2012 the Company has a federal tax loss carry forward of $12,964,068 and a foreign tax credit carry forward of $4,133,956, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2012 and 2011 are set out below.

	2012	2011
Non-Current Deferred tax assets:
Net operating loss carry forwards	$12,964,068	$1,016,960
Foreign tax credit carry forwards	4,133,956	110,351
Deferred state tax	66,505	66,505
Stock compensation	3,000,568	2,312,689
Book in excess of tax depreciation, depletion, and capitalization methods on oil and gas properties	(271,419)	805,625
Other	(95,738)	(1,361)
Colombia future tax obligations	—	—
Total Non-Current Deferred tax assets	19,797,940	4,310,769

Valuation Allowance	(19,797,940)	(1,115,186)

Net deferred tax asset	$—	$3,195,583

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol and SK Innovation. Colombia’s current income tax rate is 33%. During 2012 we recorded foreign tax expense of $216,923.

Foreign Equity Tax

During 2012, we recorded an foreign equity tax expense of $1,689,039 relating to a newly enacted Colombian equity tax measure based on the equity of our Colombian branch as of January 1, 2011.  For U.S. GAAP purposes, the equity tax is not considered an income tax.

NOTE 10—RELATED PARTIES

In conjunction with the Company’s efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests (ORRI) in select mineral properties of the Company, including all current and future properties in Colombia in which Messrs. Terwilliger and Tawes each hold a 1.5% ORRI. During 2012 and 2011, Mr. Terwilliger received royalty payments relating to those properties totaling $16,594 and $26,776, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $16,594 and $26,776, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017. The lease agreement requires future payments as follows:

Year	Amount
2013	89,054
2014	91,432
2015	93,793
2016	96,162
2017	40,479
Total	$410,920

Total rental expense was $90,194 in 2012 and $63,541 in 2011. The Company does not have any capital leases or other operating lease commitments.

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

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250.  Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guaranty the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block.  Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until April 1, 2013 and the Company is required to keep on deposit with JP Morgan Chase $3,056,250.   This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%.  All other terms and conditions of the Letter of Credit remained unchanged.  The Company paid JP Morgan fees associated with the Standby Letter of Credit equal to 1.0% per year of the amount, equal to $32,070.  The deposit with JP Morgan Chase is classified as Restricted cash – letter of credit in the accompanying balance sheets.  Due to the settlement agreement with SK Innovation in which the Company assigned its 37.5% interest in the CPO-4 prospect, the Company will not be renewing the Letter of Credit.

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change.

At December 31, 2012, the Company was the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  The Company has presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.  The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, the Company has not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In connection with the ongoing investigation being conducted by the SEC and indemnification provisions contained in an engagement agreement with Global Hunter Securities, LLC relating to our 2009 equity offering, in July 2012, the Company entered into an agreement with Global Hunter to settle any and all claims by Global Hunter related to reimbursement of attorney’s fees under the indemnity provision.  During 2012, the Company paid a total of $490,850 to Global Hunter and in exchange for the payments, the Company was granted a full release by Global Hunter Securities of any future claims or liabilities asserted by Global Hunter in connection with the offering.  The payment to Global Hunter Securities was recorded as a charge to additional paid in capital and is listed under the Cash Flow from Financing Activities in the statement of cash flows as Cost of capital.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against the Company in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, we filed a motion to dismiss which remains pending before the court. The Company believes all of the claims in the consolidated class action lawsuits are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed. The Company expects to incur costs and to devote management time and resources to defending such lawsuits.

On July 19, 2012, a purported derivative cause of action was filed in the U.S. District Court for the Southern District of Texas against certain of the Company’s directors and officers and the Company, as nominal defendant:  E. Howard King, Jr., derivatively, on behalf of Houston American Energy Corp., v. John F. Terwilliger, John P. Boylan, Orrie Lee Tawes III, Stephen Hartzell, James J. Jacobs, Kenneth A. Jeffers, defendants, and Houston American Energy Corp., as nominal defendant, Case No. 4:12-CV-02182.  The complaint asserts a cause of action by a shareholder on behalf of the Company against certain of its directors and senior executive officers in connection with the June 11, 2012 approval of payment of certain bonuses, increases in salary, grant of certain stock options and entry into certain Change in Control Agreements.  The complaint alleges that the approval of such matters constituted breach of fiduciary duty and corporate waste and seeks injunctive relief to bar each of the actions in question and seeks restitution.  No damages have been or, by the nature of the derivative cause of action, are expected to be alleged against the Company.  The Company may, however, incur certain costs and demands on management time and resources in connection with the lawsuit.  On February 26, 2013, an order was entered granting a motion by the company to dismiss the lawsuit and providing leave to the plaintiff to amend its complaint to cure pleading deficiencies.  The Plaintiff’s allotted time to amend its complaint by the Court expired on March 26, 2013, and no amendment was made by the Plaintiff, effectively ending the lawsuit.

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

Employment Arrangements

The Company has one employment agreement with its Senior Vice President of Exploration, Ken Jeffers.  Under the agreement, Mr. Jeffers receives a current base salary of $264,600 annually and is entitled to discretionary bonuses and other benefits consistent with those available to members of senior management. The Company has no other employment agreements.

NOTE 12—SUBSEQUENT EVENTS

In March 2013, the Company entered into a settlement agreement with SK Innovation, operator of the 345,452 acre CPO 4 prospect in Colombia, pursuant to which the Company assigned to SK Innovation its 37.5% interest in the prospect and each party provided mutual releases of all rights and obligations relating to the prospect, including any obligation on our part relating to past and future funding obligations.

In March 2013, our board of directors approved an amendment to our Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 shares to 150,000,000 shares.  The amendment to the Certificate of Incorporation is subject to approval by our shareholders.

In March 2013, our board of directors approved an amendment to our 2008 Equity Incentive Plan to increase the shares reserved thereunder to 6,000,000 shares. The amendment to the plan is subject to approval by our shareholders.

NOTE 13—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2012 and 2011 and long-lived assets as of December 31, 2012 and 2011 attributable to each geographical area are presented below:

	2012		2011
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	148,163	1,050,557	$148,266	$603,135
South America	263,186	4,836,412	1,007,912	23,192,745
Total	411,349	5,886,969	$1,156,178	$23,795,880

NOTE 14—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2012	2011
Revenues
North America	$148,163	$148,266
South America	263,186	1,007,912
	$411,349	$1,156,178

	2012	2011
Production Cost
North America	$76,593	$59,072
South America	118,788	795,247
	$195,381	$854,319

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2012, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$972,885	$4,836,412	$5,809,297
Proved properties being amortized	857,845	46,235,574	47,093,419
Accumulated depreciation, depletion, amortization and impairment	(807,688)	(46,235,574)	(47,043,262)

Net capitalized costs	$1,023,042	$4,836,412	$5,859,454

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $1.88 for the United States and $9.52 for South America for the year ended December 31, 2012.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2012 and 2011 are summarized below:

	2012
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	110,836
Exploration costs	—	25,915,741
Development costs	6,488

Total costs incurred	$117,324	25,915,741

	2011
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	250,702	2,279,230
Exploration costs	—	10,109,551
Development costs	—	641,375

Total costs incurred	$250,702	$13,030,156

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

The reserve estimates set forth below were prepared by Lonquist & Co., LLC (“Lonquist”), utilizing reserve definitions and pricing requirements prescribed by the SEC. Lonquist is an independent professional engineering firm specializing in the technical and financial evaluation of oil and gas assets. Lonquist’s report was conducted under the direction of Don E. Charbula, P.E., Vice President of Lonquist.  Mr. Charbula holds a BS in Petroleum Engineering from The University of Texas at Austin and is a registered professional engineer with more than 30 years of experience in production engineering, reservoir engineering, acquisitions and divestments, field operations and management. Lonquist and its employees have no interest in the Company, and were objective in determining the results of the Company’s reserves. Lonquist used a combination of production performance, offset analogies, seismic data and their interpretation, subsurface geologic data and core data, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or development plans, to estimate our reserves. The Company does not operate any of its oil and gas properties.

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2010	82,220	6,010	—	61,150	82,220	67,160

Extensions and discoveries	—	—	—	45,889	—	45,889
Purchase of minerals in place	—	—	—	—	—	—
Revisions of prior estimates	15,418	1,622		(2,496)	15,418	(874)
Production	(10,838)	(1,092)	—	(9,924)	(10,838)	(11,016)

Balance December 31, 2011	86,800	6,540	—	94,619	86,800	101,159

Purchase of minerals in place
Revisions to prior estimates	10,546	662	—	253	10,546	915
Sales of minerals in place	—	—	—	(93,117)	—	(93,117)
Production	(12,066)	(1,032)	—	(1,755)	(12,066)	(2,787)

Balance December 31, 2012	85,280	6,170	—	0	85,280	6,170

Proved developed reserves
at December 31, 2011	86,800	6,540	—	30,845	86,800	37,385
at December 31, 2012	85,280	6,170	—	-	85,280	6,170

Proved undeveloped reserves
at December 31, 2011	—	—	—	63,774	—	63,774
at December 31, 2012	—	—	—	—	—	—

During 2012 and 2011, the Company recorded extensions and discoveries resulting principally from its ongoing drilling operations in Colombia. As of December 31, 2012, we had no proved undeveloped (“PUD”) reserves. None of the PUD reserves as of December 31, 2011 were converted to proved developed producing reserves in 2012.  All remaining PUD reserves as of December 31, 2011 were sold during 2012 in connection with the sale of our indirect 1.6% ownership in an entity holding interests in the La Cuerva and LLA 62 blocks in Colombia.

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

Standardized measure of discounted future net cash flows at December 31, 2012:

	United States	South America	Total
Future cash inflows from sales of oil and gas	$921,070	$—	$921,070
Future production cost	(392,430)	—	(392,430)
Future development cost	—	—	—
Future income tax	—	—	—
	528,640		528,640

10% annual discount for timing of cash flow	(230,570)	—	(230,570)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$298,070	$0	$298,070

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(71,570)	(144,398)	(215,968)
Change due to revisions in standardized variables:
Income taxes	(12,911)	—	(12,911)
Accretion of discount	49,238	—	49,238
Net change in sales and transfer price, net of production costs	(62,724)	—	(62,724)
Previously estimated development costs incurred during the period	—	—	—
Changes in estimated future development costs	—	—	—
Revision and others	35,781	—	35,781
Discoveries	—	—	—
Sales of reserves in place	—	(2,505,431)	(2,505,431)
Changes in production rates and other	(42,954)	—	(42,954)

Net			(2,754,969)
Beginning of year			3,053,039

End of year			$298,070

Standardized measure of discounted future net cash flows at December 31, 2011:

	United States	South America	Total
Future cash flows from sales of oil and gas	$1,074,280	$8,996,185	$10,070,465
Future production cost	(333,520)	(4,202,604)	(4,536,124)
Future development cost	(48,320)	(625,113)	(673,433)
Future income tax	(13,790)	(821,537)	(835,327)
Future net cash flows	678,650	3,346,931	4,025,581

10% annual discount for timing of cash flow	(275,440)	(697,102)	(972,542)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$403,210	$2,649,829	$3,053,039

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(89,168)	(212,666)	(301,834)
Change due to revisions in standardized variables:
Income taxes	(13,790)	(821,537)	(835,327)
Accretion of discount	43,962	161,839	205,801
Net change in sales and transfer price, net of production costs	26,770	328,994	355,764
Previously estimated development costs incurred during the period	—	641,375	641,375
Changes in estimated future development costs	—	(494,665)	(494,665)
Revision and others	86,695	(91,917)	(5,222)
Discoveries	—	1,594,813	1,594,813
Sales of reserves in place	—	—	—
Changes in production rates and other	(90,878)	426,332	335,454

Net			1,496,159
Beginning of year			1,556,880

End of year			$3,053,039

NOTE 13—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2012
Operating revenue	$320,510	$36,347	$30,752	$23,740
Loss from operations	(20,633,191)	(18,654,298)	(5,910,504)	(11,269,214)
Net loss	(20,668,095)	(22,022,079)	(5,935,713)	(8,131,562)

Loss per common share - basic	$(0.66)	$(0.63)	$(0.16)	$(0.16)
Loss per common share - diluted	(0.66)	(0.63)	(0.16)	(0.16)

2011
Operating revenue	$124,303	$353,505	$319,261	$359,109
Income from operations	(1,209,450)	(1,637,537)	(1,051,697)	(1,978,486)
Net income	(1,231,915)	(1,702,806)	(1,088,574)	(312,079)

Earnings per common share - basic	$(0.04)	$(0.05)	$(0.03)	$(0.02)
Earnings per common share - diluted	(0.04)	(0.05)	(0.03)	(0.02)