Form 10-Q
period 2013-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2013-05-15
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, we had 52,180,045 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$4,704,766	$5,626,345
Restricted cash – letter of credit	3,056,250	3,056,250
Accounts receivable – other	3,431,492	3,436,305
Escrow receivable – current	2,095,228	2,095,228
Prepaid expenses and other current assets	258,811	36,539
TOTAL CURRENT ASSETS	13,546,547	14,250,667

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	50,312,756	47,093,419
Costs not being amortized	2,724,068	5,809,297
Office equipment	90,004	90,004
Total property, plant and equipment	53,126,828	52,992,720
Accumulated depreciation, depletion and impairment	(50,329,909)	(47,105,751)
TOTAL PROPERTY AND EQUIPMENT, NET	2,796,919	5,886,969

OTHER ASSETS
Other assets	3,167	3,167
TOTAL ASSETS	$16,346,633	$20,140,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,303	$84,740
Accrued cash call to operator	—	3,219,128
Accrued expenses	51,017	90,923
Taxes payable	1,711,007	1,711,007
TOTAL CURRENT LIABILITIES	1,764,327	5,105,798

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	8,010	7,872
Taxes payable – long-term	193,398	193,398
TOTAL LONG-TERM LIABILITIES	201,408	201,270

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,180,045 shares issued and outstanding	52,180	52,180
Additional paid-in capital	64,316,595	63,963,257
Accumulated deficit	(49,987,877)	(49,181,702)
TOTAL SHAREHOLDERS’ EQUITY	14,380,898	14,833,735
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,346,633	$20,140,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012

OIL AND GAS REVENUE	$15,032	$320,510

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	8,570	139,602
Joint venture expenses	—	3,244
General and administrative expense	872,648	1,080,847
Impairment of oil and gas properties	—	19,995,845
Gain on sale of oil and gas properties	(86,025)	(315,119)
Depreciation and depletion	5,030	49,282
Total operating expenses	800,223	20,953,701

Loss from operations	(785,191)	(20,633,191)

OTHER INCOME (EXPENSE)
Interest income	1,806	4,451
Other expense	(19,138)	(30,144)
Total other expense	(17,332)	(25,693)

Net loss before taxes	(802,523)	(20,658,884)

Income tax expense	3,652	9,211

Net loss	$(806,175)	$(20,668,095)

Basic and diluted loss per common share	$(0.02)	$(0.66)

Based and diluted weighted average common shares outstanding	52,180,045	31,165,230

COMPREHENSIVE LOSS
Net loss	$(806,175)	$(20,668,095)
Unrealized loss on marketable securities	—	(233,758)
Net comprehensive loss	$(806,175)	$(20,901,853)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(806,175)	$(20,668,095)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	5,030	49,282
Stock-based compensation	353,338	535,938
Impairment of oil and gas properties	—	19,995,845
Accretion of asset retirement obligation	138	510
Amortization of deferred rent	—	(2,172)
Gain on sale of oil and gas properties – Colombia	(86,025)	(315,119)
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,813	33,815
Increase in prepaid expense	(222,272)	(132,362)
Decrease in accounts payable and accrued liabilities	(122,343)	(38,469)

Net cash used in operating activities	(873,496)	(540,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(134,108)	(7,136,623)
Proceeds from sale of oil and gas properties, net of expenses	86,025	1,050,738
Purchase of marketable securities	—	(156,817)

Net cash used in investing activities	(48,083)	(6,242,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock offering costs	—	(194,352)

Net cash used in financing activities	—	(194,352)

Decrease in cash	(921,579)	(6,977,881)
Cash, beginning of period	5,626,345	9,930,284
Cash, end of period	$4,704,766	$2,952,403

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$3,652	$11,675

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development cost	$—	$3,580,000
Sales price of oil and gas properties placed in escrow	$—	$151,048
Unrealized loss on available for sale securities	$—	$233,758

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $7.2 million in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2013. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  For the three months ended March 31, 2013 and 2012, using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 0 and 732,557 shares, respectively; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from March 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration, and there were no material subsequent events requiring additional disclosure in these financial statements.

Index

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE – OTHER

Tax Refund

The Company has established a receivable from a refund of U.S. income taxes in the amount of approximately $3.344 million.

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

NOTE 3 – COMPREHENSIVE LOSS – UNREALIZED LOSS ON MARKETABLE SECURITIES

During 2012, the Company held common stock in a publicly traded company.  This investment was classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values were recognized as other comprehensive income in the consolidated statements of operations. During the three months ended March 31, 2012, the Company recognized a comprehensive loss of $233,758 reflecting the unrealized decline in value of this investment as of March 31, 2012.  All of the securities were sold during 2012 and, accordingly, no marketable securities were owned at March 31, 2013 nor did the Company report any unrealized loss on marketable securities during the three months ended March 31, 2013.

NOTE 4 – ESCROW RECEIVABLE

At March 31, 2013 and December 31, 2012, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously held by the Company:

	Balance as of March 31, 2013
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC & HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC & HL LLC Contingency	57,321	—	57,321
HC LLC 13.33% Escrow	151,048	—	151,048
HC LLC Contingency	36,901	—	36,901
TOTAL	$2,095,228	$—	$2,095,228

	Balance as of December 31, 2012
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC and HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC and HL LLC Contingency	57,321	—	57,321
HC LLC 13.33% Escrow	151,048	—	151,048
HC LLC Contingency	36,901	—	36,901
TOTAL	$2,095,228	$—	$2,095,228

There were no settlements and releases relating to the escrow receivables during the quarter ended March 31, 2013.

Index

NOTE 5 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2013, the Company invested $134,108 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $76,208, and (2) costs on U.S. properties of $57,900. Of the amount invested, the Company capitalized $0 to oil and gas properties subject to amortization, and $134,108 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $76,208 and leasehold cost in the U.S. of $57,900.

Termination of Interest in CPO 4 Prospect

In March 2013, the Company entered into a Settlement Agreement with SK Innovation, operator and principal owner of the CPO 4 prospect.  Pursuant to the terms of the Settlement Agreement, the Company terminated, and agreed to convey to SK Innovation, its entire interest in the CPO 4 prospect and each of the Company and SK Innovation agreed to release any and all claims each may have against the other under the Operating Agreement with respect to the CPO 4 prospect. The Company was relieved of any and all obligations under past, present and future capital calls relating to the CPO 4 prospect, including accrued cash calls at December 31, 2012 of $3,219,128.  The Company’s balance sheet reflects a reduction in the cash call obligation and an increase in accumulated depletion, depreciation, amortization and impairment, each in the amount of $3,219,128.

Impairments

In April 2012, the Company, together with the operator, determined to cease efforts to test and complete the Tamandua #1 sidetrack well on the CPO 4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company included the costs related to the Tamandua #1 well in the full cost pool for inclusion in the ceiling test at March 31, 2012.  During the quarter ended March 31, 2012, the Company recorded an impairment charge of $19,995,845 to write off costs not being amortized that were attributable to the drilling of the Tamandua #1 well on the Company’s CPO 4 block as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the CPO 4 block through March 31, 2012.

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

At December 31, 2011, the Company’s estimated proved reserves associated with the La Cuerva and LLA 62 blocks totaled 94,619 barrels of oil, which represented 82% of the Company’s estimated proved oil and natural gas reserves. Sales of oil and gas properties under the full cost method of accounting are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and reserves. Since the sale of these oil and gas properties would significantly alter the relationship, the Company recognized a gain on the sale of $315,119, net to its interest, during the three months ended March 31, 2012, computed as follows:

Sales price	$1,224,393
Add: Transfer of asset retirement and other obligations	34,471
Less: Transaction costs	(30,330)
Less: Prepaid deposits	(54,857)
Less: Carrying value of oil and gas properties, net	(858,558)
Net gain on sale	$315,119

Index

In addition, during the three months ended March 31, 2013, the Company received $86,025 in cash proceeds from HC, LLC as a result of post-closing adjustments related to the sale of its interest and recorded it as a gain on sale of oil and gas properties.

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per share for the three months ended March 31, 2012 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro forma results:	Three Months Ended March 31, 2012
Oil and gas revenue	$57,325
Loss from operations	$(20,736,113)
Net loss	$(20,761,806)

Basic loss	$20,761,806
Diluted loss per share	$(0.67)

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2013 and Long Lived Assets (net of depletion, amortization, and impairments) as of March 31, 2013 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2013
	Revenues	Long Lived Assets, Net

United States	$15,032	$1,103,427
Colombia	0	1,693,492
Total	$15,032	$2,796,919

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

In March 2013, the Company’s board of directors approved an amendment to the 2008 Equity Incentive Plan to increase the shares reserved thereunder to 6,000,000 shares, subject to approval of such amendment by the Company’s shareholders.

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2013 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2013	2,443,057	$5.68
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2013 (1)	2,443,057	$5.68	$-
Exercisable at March 31, 2013	2,073,057	$5.42	$-

(1)	Does not include 915,525 options subject to shareholder approval, which were granted in 2012.

No options were granted or exercised during the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company recognized $292,422 of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.  As of March 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was $1,008,325. The unrecognized expense is expected to be recognized over a weighted average period of 1.07 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2012 is 6.34 years and 6.44 years, respectively.

Index

Shares available for issuance under the Plans as of March 31, 2013 totaled 125,277 before giving effect to the proposed amendment to the 2008 Equity Incentive Plan.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during the three months ended March 31, 2013, $60,916 was amortized to expense.  As of March 31, 2013, there was $297,138 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 1.20 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Share-based compensation expense included in general and administrative expense	$353,338	$535,938
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.01)	$(0.02)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of March 31, 2013, the lease agreement requires future payments as follows:

Year	Amount
2013	66,791
2014	91,432
2015	93,793
2016	96,162
2017	40,479
Total	$388,657

For the three months ended March 31, the total base rental expense was $21,931 in 2013 and $21,974 in 2012.  The Company does not have any capital leases or other operating lease commitments.

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

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guarantee the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until April 1, 2013 and the Company is required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%. All other terms and conditions of the Letter of Credit remained unchanged.  The Company paid Banco de Bogota $13,025 in fees during the quarter ended March 31, 2013 related to the Letter of Credit and recorded the fees as other expense.  The deposit with JP Morgan Chase is classified as restricted cash – letter of credit in the accompanying balance sheet.  Due to the settlement agreement with SK Innovation in which the Company assigned its 37.5% interest in the CPO 4 prospect, the Company did not renew the Letter of Credit and, in April 2013, the funds securing the Letter of Credit, in the amount of $3,056,250, were released to the Company.

Index

Legal Contingencies

The Company has been the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  The Company has presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.  The investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate. At this time, the Company has not been made aware of a finding by the SEC of any securities violations. Also, as stated in the subpoenas issued by the SEC, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

NOTE 8 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2013, and consequently, recorded no U.S. income tax liability or tax expense for the quarter ended March 31, 2013.  Income tax expense for 2012 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

Due to uncertainty regarding ultimate realization, the Company has established a valuation allowance of approximately $20,600,000 to fully reserve the net deferred tax assets as of March 31, 2013.  During 2010, the Company paid federal income taxes totaling $3,344,126.  Due to net operating losses generated in 2011 and 2012, the Company expects to receive a full refund of this amount.

During the three months ended March 31, 2013, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the impairment of oil and gas properties and the stock compensation expense recognized for book purposes during the period.

Index

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2012.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2012.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2012.  As of, and for the quarter ended, March 31, 2013, there have been no material changes or updates to our critical accounting policies other than the following updated information relating to Unevaluated Oil and Gas Properties:

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, net of impairment, include the following at March 31, 2013:

March 31, 2013
Acquisition costs	$1,029,696
Development and evaluation costs	1,694,372
Total	$2,724,068

Included in the carrying value of unevaluated oil and gas prospects above was $1,693,492 for properties in the South American country of Colombia.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Index

Recent Developments

Drilling Activity

During the quarter ended March 31, 2013, we drilled no wells and, at March 31, 2013, no drilling operations were ongoing.

Sale of La Cuerva and LLA 62 Blocks

During the three months ended March 31, 2012, we sold all of our interest in Hupecol Cuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia. HC, LLC sold for $75 million, adjusted for working capital.  13.3% of the sales price of HC, LLC will be held in escrow to fund potential claims arising from the sale.  Pursuant to our 1.6% ownership interest in HC, LLC, we received 1.6% in the net sale proceeds after deduction of commissions, overriding royalty interest, and transaction expenses; subject to the escrow holdback and a further contingency holdback by Hupecol.  Following completion of the sale of HC, LLC, we have no continuing interest in the La Cuerva and LLA 62 blocks. Net proceeds from the sale, net to our interests, after all funds are released, are expected to be $1,224,393.

CPO 4 Termination

During the three months ended March 31, 2013, we made no capital expenditures with respect to the CPO 4 prospect in Colombia but entered into a Settlement Agreement with SK Innovation, operator and principal owner of the CPO 4 prospect.  Pursuant to the terms of the Settlement Agreement, we terminated, and agreed to convey to SK Innovation, our entire interest in the CPO 4 prospect and we and SK Innovation agreed to release any and all claims each may have against the other under the Operating Agreement with respect to the CPO 4 prospect. We were relieved of any and all obligations under past, present and future capital calls relating to the CPO 4 prospect, including accrued cash calls at December 31, 2012 of $3,219,128.   Our balance sheet reflects a reduction in the cash call obligation and an increase in accumulated depletion, depreciation, amortization and impairment, each in the amount of $3,219,128.

Colombian Developments – Serrania, Los Picachos and Macaya

During the three months ended March 31, 2013, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $76,208.  During the second half of 2013, we anticipate drilling two test wells on the Serrania concession, and have budgeted approximately $1.32 million as our share of capital costs in connection with these activities.

In addition, we anticipate shooting approximately 83.6 kilometers of 2-D seismic on the Los Picachos concession and approximately 201.9 kilometers of 2-D seismic on the Macaya Concession during the second half of 2013.   In connection with these seismic acquisitions, we have budged approximately $2.09 million as our share of costs in connection with the planned seismic shoots.

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

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 95% to $15,032 in the three months ended March 31, 2013 compared to $320,510 in the three months ended March 31, 2012.  The decrease in revenue was due to sale of our La Cuerva prospect in 2012.

Index

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Gross producing wells	6	22
Net producing wells	0.19	0.46
Net oil production (bbl)	110	2,135
Net gas production (mcf)	1,106	4,300
Average sales price – oil (per barrel)	$100.61	$109.75
Average sales price – natural gas (per Mcf)	$3.61	$3.87

The number of wells shown above for the three months ended March 31, 2012 includes the 16 gross (0.256 net) wells attributable to the La Cuerva concession.  At March 31, 2012 the Company had 6 (0.19 net) wells after reducing the number of wells attributable to the La Cuerva block due to the sale of HC, LLC.

The change in average sales prices realized reflects a general moderation in global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia		U.S.	Total
2013 First Quarter
Oil sales	$—		$11,039	$11,039
Gas sales	—		3,993	3,993
2012 First Quarter
Oil sales	$263,182	*	$40,689	$303,871
Gas sales	—		16,639	16,639

*	Includes a $69,186 payment from Hupecol for oil produced in 2011 which is considered immaterial to the 2011 financial statements.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, decreased 94.0% to $8,570 in the 2013 quarter from $139,602 in the 2012 quarter.  The decrease in total lease operating expenses was attributable to the sale of our La Cuerva prospect in 2012.  Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2013 First Quarter	$—	$8,570	$8,570
2012 First Quarter	118,734	20,868	139,602

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $0 during the 2013 quarter and $3,244 during the 2012 quarter.  The change in joint venture expenses was attributable to the sale of our La Cuerva prospect during 2012 and operation of no wells in Colombia during 2013.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $5,030 and $49,282 for the quarter ended March 31, 2013 and 2012, respectively.  The decrease is due to the sale of our La Cuerva prospect during 2012 and a resulting reduction in production.

Gain on sale of oil and gas properties. The sale of our indirect interests in Hupecol Cuerva, LLC resulted in a gain of $315,119 during the 2012 quarter. During the three-month ended March 31, 2013, post closing adjustments related to the sale of our indirect interests in Hupecol Cuerva, LLC resulted in a gain of $86,025.

Impairment expense.  Termination of our testing and completion efforts on our Tamandua #1 sidetrack well resulted in impairment expense of $19,995,845 during the 2012 quarter.

Index

General and Administrative Expenses.  General and administrative expense decreased by 19% to $872,647 during the 2013 quarter from $1,080,847 during the 2012 quarter.  The decrease in general and administrative expense was primarily attributable to reduced stock compensation.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  During the 2013 quarter, we reported net expense of $17,332 as compared to net other expense of $25,693 during the 2012 quarter.  The change was attributable to reduced bank fees.

Income Tax Expense.  We reported income tax expense of $3,652 during the 2013 quarter compared to income tax expense of $9,211 during the 2012 first quarter.  Income tax expense during the 2013 and 2012 quarters was entirely attributable to operations in Colombia. The change in income tax expense was attributable to sale of Colombia properties. We recorded no U.S. income tax liability in the 2013 or 2012 quarters.  During 2010, the Company paid federal income taxes totaling $3,344,126.  Due to net operating losses generated in 2011 and 2012, the Company expects to receive a full refund of this amount.

Financial Condition

Liquidity and Capital Resources.  At March 31, 2013, we had a cash balance of $4,704,766 and working capital of $11,782,220, compared to a cash balance of $5,626,345 and working capital of $9,144,869 at December 31, 2012. The change in working capital during the period was primarily attributable to our settlement with SK Innovation terminating our interest in the CPO 4 prospect and release of our cash call commitment obligations totaling $3,219,128 at December 31, 2012.

Operating activities used cash of $873,496 during the 2013 quarter as compared to $540,827 of cash used during the 2012 quarter.  The change in operating cash flow was primarily attributable to sale of Colombian properties during 2012.

Investing activities used $48,083 during the 2013 quarter compared to $6,242,702 used during the 2012 quarter.  The funds used in investing activities principally reflect investments in oil and gas properties and assets and, during the 2012 quarter, the purchase of marketable securities of $156,817, partially offset by proceeds from sale of our interest in Hupecol Cuerva, LLC of $1,050,738 during the 2012 quarter.  The change in cash used in investing activities was attributable to our determination to cease further investment in the CPO 4 prospect.

Financing activities during 2012 used $194,352 attributable to certain common stock offering costs.

Long-Term Liabilities.  At March 31, 2013, we had long-term liabilities of $201,408 as compared to $201,270 at December 31, 2012.  Long-term liabilities at March 31, 2013 and December 31, 2012 consisted principally of accrued foreign taxes payable and a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated by proceeds from anticipated financing transactions.

During the three months ended March 31, 2013, the Company invested $134,108 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $76,208, and (2) costs on U.S. properties of $57,900. Of the amount invested, the Company capitalized $0 to oil and gas properties subject to amortization, and $134,108 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $76,208 and leasehold cost in the U.S. of $57,900.

Our estimated capital expenditure budget for the balance of 2013 is approximately $3.4 million and relates to the anticipated drilling of two test wells on the Serrania concession and seismic shoots on the Los Picachos and Macaya concessions.  Hupecol’s drilling and seismic plans for 2013 may change based on field conditions and other factors beyond our control or the control of Hupecol, and as such there can be no assurance as to the timing of these operations.  We anticipate that our cash on hand and expected receipt of funds from an income tax refund and release of funds securing a letter of credit will be adequate to fully fund our operations during 2013, including our capital expenditure budget. However, it is possible that we will require additional capital to fully fund our 2013 drilling budget.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our 2013 drilling budget and to support future acquisitions and development activities.

Index

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 15, 2013
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President

	By:	/s/ James J. Jacobs
James J. Jacobs
Chief Financial Officer