Form 10-Q
period 2013-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2013-08-14
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 1-32955

HOUSTON AMERICAN ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware	76-0675953
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

801 Travis Street, Suite 1425, Houston, Texas77002
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

As of August 14, 2013, we had 52,180,045 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index
PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$8,915,861	$5,626,345
Restricted cash – letter of credit	—	3,056,250
Accounts receivable – other	86,507	3,436,305
Escrow receivable – current	2,095,228	2,095,228
Prepaid expenses and other current assets	173,293	36,539
TOTAL CURRENT ASSETS	11,270,889	14,250,667

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	50,312,756	47,093,419
Costs not being amortized	2,759,645	5,809,297
Office equipment	90,004	90,004
Total property, plant and equipment	53,162,405	52,992,720
Accumulated depreciation, depletion and impairment	(50,333,081)	(47,105,751)
TOTAL PROPERTY AND EQUIPMENT, NET	2,829,324	5,886,969

OTHER ASSETS
Other assets	3,167	3,167
TOTAL ASSETS	$14,103,380	$20,140,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,591	$84,740
Accrued cash call to operator	—	3,219,128
Accrued expenses	31,336	90,923
Taxes payable	281,478	1,711,007
TOTAL CURRENT LIABILITIES	319,405	5,105,798

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	8,148	7,872
Taxes payable – long-term	—	193,398
TOTAL LONG-TERM LIABILITIES	8,148	201,270
TOTAL LIABILITIES	327,553	5,307,068

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,180,045 shares issued and outstanding	52,180	52,180
Additional paid-in capital	64,977,791	63,963,257
Accumulated deficit	(51,254,144)	(49,181,702)
TOTAL SHAREHOLDERS’ EQUITY	13,775,827	14,833,735
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,103,380	$20,140,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

OIL AND GAS REVENUE	$34,255	$356,857	$19,223	$36,347

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	19,631	158,648	11,061	19,047
Joint venture expenses	—	3,244	—	—
General and administrative expense	2,173,864	3,113,187	1,301,217	2,032,339
Impairment of oil and gas properties	—	36,628,919	—	16,633,074
Gain on sale of oil and gas properties	(86,025)	(315,119)	—	—
Depreciation and depletion	8,202	55,467	3,172	6,185
Total operating expenses	2,115,672	39,644,346	1,315,450	18,690,645

Loss from operations	(2,081,417)	(39,287,489)	(1,296,227)	(18,654,298)

OTHER INCOME (EXPENSE)
Interest income	12,931	6,692	11,125	2,242
Other expense	(19,289)	(44,012)	(151)	(13,869)
Total other income (expense)	(6,358)	(37,320)	10,974	(11,627)

Net loss before taxes	(2,087,775)	(39,324,809)	(1,285,253)	(18,665,925)

Income tax expense (benefit)	(15,333)	3,365,365	(18,986)	3,356,154

Net loss	$(2,072,442)	$(42,690,174)	$(1,266,267)	$(22,022,079)

Basic and diluted loss per common share	$(0.04)	$(1.29)	$(0.02)	$(0.63)

Based and diluted weighted average common shares outstanding	52,180,045	33,004,790	52,180,045	34,844,351

COMPREHENSIVE LOSS
Net loss	$(2,072,442)	$(42,690,174)	$(1,266,267)	$(22,022,079)
Unrealized loss on marketable securities	—	(393,306)	—	(159,548)
Net comprehensive loss	$(2,072,442)	$(43,083,480)	$(1,266,267)	$(22,181,627)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,072,442)	$(42,690,174)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and depletion	8,202	55,467
Stock-based compensation	1,014,534	1,284,165
Impairment of oil and gas properties	—	36,628,919
Accretion of asset retirement obligation	276	648
Amortization of deferred rent	—	(3,620)
Gain on sale of oil and gas properties – Colombia	(86,025)	(315,119)
Deferred tax asset	—	3,195,583
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,349,798	40,491
Increase in prepaid expense	(136,754)	(119,293
Decrease in accounts payable and accrued liabilities	(1,760,663)	(16,733)
Net cash provided by (used) in operating activities	316,926	(1,939,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash released	3,056,250	—
Payments for the acquisition and development of oil and gas properties	(169,685)	(14,866,511)
Proceeds from sale of Colombian oil and gas properties, net of expenses	86,025	1,027,068
Purchase of marketable securities	—	(156,818)
Net cash provided by (used) in investing activities	2,972,590	(13,996,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of expenses of $746,300	—	12,397,700
Net cash provided by financing activities	—	12,397,700

Increase (decrease) in cash	3,289,516	(3,538,227)
Cash, beginning of period	5,626,345	9,930,284
Cash, end of period	$8,915,861	$6,392,057

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	—	$—
Income taxes paid	1,607,608	$172,246

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development cost	—	$3,728,695
Sales price of oil and gas properties placed in escrow	—	$166,995
Unrealized loss on available for sale securities	—	$393,306

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $5.5 million in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2013. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  Using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 55,600 and 55,600 shares, respectively, for the three and six months ended June 30, 2013 and by approximately 92,551 and 351,691 shares, respectively, for the three and six months ended June 30, 2012; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from June 30, 2013 through the financial statement issuance date for subsequent eventdisclosure consideration.

Index
Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – RESTRICTED CASH

At December 31, 2012, the Company had Restricted Cash – Letter of Credit in the amount of $3,056,250 attributable to funds posted as collateral to secure a standby letter of credit.  During the six months ended June 30, 2013, the letter of credit obligation was terminated and the cash securing the letter of credit was returned to the Company eliminating the Restricted Cash – Letter of Credit balance.  See Note 8 – Commitments and Contingencies – Standby Letter of Credit – CPO 4 Block.

NOTE 3 – ACCOUNTS RECEIVABLE – OTHER

Tax Refund

At December 31, 2012, the Company had established an account receivable – other relating to an estimated federal income tax refund in the amount of approximately $3.3 million.  During the six months ended June 30, 2013, the Company collected the income tax refund and the receivable was eliminated.

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

NOTE 4 – COMPREHENSIVE LOSS – UNREALIZED LOSS ON MARKETABLE SECURITIES

During 2012, the Company held common stock in a publicly traded company.  This investment was classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values were recognized as other comprehensive income in the consolidated statements of operations. During the six months ended June 30, 2012, the Company purchased additional common shares in the same publicly traded company at a cost of $156,817 and recognized other comprehensive losses during the three and six months ended June 30, 2012 of $159,548 and $393,306, respectively, reflecting the unrealized decline in value of this investment as of June 30, 2012.  All of the securities were sold during 2012 and, accordingly, no marketable securities were owned at June 30, 2013 nor did the Company report any unrealized loss on marketable securities during the three and six months ended June 30, 2013.

NOTE 5 – ESCROW RECEIVABLE

At June 30, 2013 and December 31, 2012, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously held by the Company:

	Balance as of June 30, 2013
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC & HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC & HL LLC Contingency	57,321	—	57,321
HC LLC 13.33% Escrow	151,048	—	151,048
HC LLC Contingency	36,901	—	36,901
TOTAL	$2,095,228	$—	$2,095,228

Index
	Balance as of December 31, 2012
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC and HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC and HL LLC Contingency	57,321	—	57,321
HC LLC 13.33% Escrow	151,048	—	151,048
HC LLC Contingency	36,901	—	36,901
TOTAL	$2,095,228	$—	$2,095,228

There were no settlements and releases relating to the escrow receivables during the six months ended June 30, 2013.

NOTE 6 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2013, the Company invested $169,685 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $105,228, and (2) costs on U.S. properties of $64,457.  Of the amount invested, the Company capitalized $210 to oil and gas properties subject to amortization, and $169,475 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $105,288 and leasehold cost in the U.S. of $64,247.

Termination of Interest in CPO 4 Prospect

In March 2013, the Company entered into a Settlement Agreement with SK Innovation, operator and principal owner of the CPO 4 prospect.  Pursuant to the terms of the Settlement Agreement, the Company terminated, and agreed to convey to SK Innovation, its entire interest in the CPO 4 prospect and each of the Company and SK Innovation agreed to release any and all claims each may have against the other under the Operating Agreement with respect to the CPO 4 prospect. The Company was relieved of any and all obligations under past, present and future capital calls relating to the CPO 4 prospect, including accrued cash calls at December 31, 2012 of $3,219,128.The Company’s balance sheet reflects a reduction in the cash call obligation and an increase in accumulated depletion, depreciation, amortization and impairment, each in the amount of $3,219,128.

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

Index
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

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three and six months ended June 30, 2013 and 2012 and Long Lived Assets (net of depletion, amortization, and impairments) as of June 30, 2013 and December 31, 2012 attributable to each geographical area are presented below:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	As of June 30, 2013
	Revenues	Revenues	Long Lived Net Assets

United States	$19,223	$34,255	$1,106,812
Colombia	—	—	1,722,512
Total	$19,223	$34,255	$2,829,324

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	As of December 31, 2012
	Revenues	Revenues	Long Lived Net Assets

United States	$36,347	$93,671	$1,050,557
Colombia	—	263,186	4,836,412
Total	$36,347	$356,857	$5,886,969

Index
NOTE 7 – STOCK-BASED COMPENSATION EXPENSE AND WARRANTS

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

In March 2013, the Company’s board of directors approved an amendment to the 2008 Equity Incentive Plan to increase the shares reserved thereunder to 6,000,000 shares, subject to approval of such amendment by the Company’s shareholders, which shareholder approval was received in June 2013.

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2013 is presented below:

	Options		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2013	2,443,057		$5.68
Granted	2,215,525	(1)	.41
Exercised	—		—
Forfeited	(31,250)		14.46
Outstanding at June 30, 2013	4,627,332		$3.33	$—
Exercisable at June 30, 2013	3,747,332		$3.63	$—

(1)	Includes 915,525 options granted in June 2012, the exercise of which options was subject to shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved for issuance thereunder, which approval was obtained in June 2013.

On June 11, 2012, options to purchase an aggregate of 915,525 shares were granted to employees and non-employee directors, which options were exercisable on and after shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise.  The options have a ten year life and an exercise price of $1.65. The options granted subject to amendment of the plan were not reflected in stock-based compensation expense at the time of their original grant but are, instead, reflected in the three and six month periods ended June 30, 2013, following receipt of shareholder approval of the plan amendment on June 11, 2013.  The options were valued on the date of shareholder approval at $164,376 using the Black-Scholes option-pricing model with the following parameters:  (1) risk-free interest rate of 1.26%, (2) expected life in years of 5.6, (3) expected stock volatility of 105%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

On June 11, 2013, options to purchase an aggregate of 100,000 shares were granted to non-employee directors and options to purchase an aggregate of 1,200,000 shares were granted to employees.

The 100,000 options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten year life and have an exercise price of $0.3075 per share. The option grants to non-employee directors were valued on the date of grant at $24,507 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.26%, (2) expected life in years of 5.6, (3) expected stock volatility of 105%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 1,200,000 options granted to employees vested 50% on the grant date and vest as to the remaining 50% on the first anniversary of the grant date, have a ten year life and have an exercise price of $0.3075 per share. The option grants to employees were valued on the date of grant at $294,085 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.26%, (2) expected life in years of 5.6, (3) expected stock volatility of 105%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

During the three and six months ended June 30, 2013, the Company recognized $599,040 and $891,462, respectively, of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.

Index
As of June 30, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was $892,225. The unrecognized expense is expected to be recognized over a weighted average period of 0.80 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2013 is 7.73 years and 7.44 years, respectively.

Shares available for issuance under the Plans as of June 30, 2013 totaled 1,372,668.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during the three and six months ended June 30, 2013, $62,156 and $123,072, respectively, was amortized to expense.  As of June 30, 2013, there was $235,545 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 0.95 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012

Share-based compensation expense included in general and administrative expense	$661,196	$748,227
Earnings per common share effect of share-based compensation expense – basic and diluted	$(0.01)	$(0.02)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Share-based compensation expense included in general and administrative expense	$1,014,534	$1,284,165
Earnings per common share effect of share-based compensation expense – basic and diluted	$(0.017)	$(0.04)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of June 30, 2013, the lease agreement requires future payments as follows:

Year	Amount
2013	44,527
2014	91,432
2015	93,793
2016	96,162
2017	40,479
Total	$366,393

For the three and six months ended June 30, 2013, the total base rental expense was $22,180 and $44,112, respectively.  The Company does not have any capital leases or other operating lease commitments.

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

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guarantee the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until April 1, 2013 and the Company was required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%. All other terms and conditions of the Letter of Credit remained unchanged.  The Company paid Banco de Bogota $13,025 in fees during the six months ended June 30, 2013 related to the Letter of Credit and recorded the fees as other expense.  The deposit with JP Morgan Chase was classified as restricted cash – letter of credit in the accompanying balance sheet as of December 31, 2012.  Due to the settlement agreement with SK Innovation in which the Company assigned its 37.5% interest in the CPO 4 prospect, the Company did not be renew the Letter of Credit and, in April 2013, the funds securing the Letter of Credit, in the amount of $3,056,250, were released to the Company.

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

Index
NOTE 9 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2013, and consequently, recorded no U.S. income tax liability or tax expense for the three and six months ended June 30, 2013.  Income tax expense for 2012 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

Due to uncertainty regarding ultimate realization, the Company has established a valuation allowance of approximately $20,500,000 to fully reserve the net deferred tax assets as of June 30, 2013.  During 2010, the Company paid federal income taxes totaling $3,344,126.  Due to net operating losses generated in 2011 and 2012, the Company filed an amended 2010 federal income tax return and, during June 2013, received a full refund of this amount.

During the three and six months ended June 30, 2013, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the impairment of oil and gas properties and the stock compensation expense recognized for book purposes during the period.

NOTE 10 – SUBSEQUENT EVENTS

Management Changes – Termination of Certain Equity Grants

In July 2013, the Company’s chief financial officer resigned to pursue other opportunities and the Company determined not to renew the employment agreement of our Senior Vice President of Exploration on its expiration in August 2013.  As a result of such events, 5,000 shares of restricted stock held by each of those officers is subject to forfeiture as of the date of termination of employment.  Similarly, unvested stock option grants to purchase an aggregate of 150,000 shares of common stock each will terminate as of the date of termination of employment.

Production Incentive Compensation Plan

In August 2013, the Company’s compensation committee adopted a Production Incentive Compensation Plan.  The purpose of the Plan is to encourage employees and consultants participating in the Plan to identify and secure for the Company participation in attractive oil and gas opportunities.

Under that Plan, the committee may establish one or more Pools and designate employees and consultants to participate in those Pools and designate prospects and wells, and a defined percentage of the Company’s revenues from those wells, to fund those Pools.  Only prospects acquired on or after establishment of the Plan, and excluding all prospects in Colombia, may be designated to fund a Pool.  The maximum percentage of the Company’s share of revenues from a well that may be designated to fund a Pool is 2% (the “Pool Cap”); provided, however, that with respect to wells with a net revenue interest to the 8/8 of less than 73%, the Pool Cap with respect to such wells shall be reduced on a 1-for-1 basis such that no portion of the Company’s revenues from a well may be designated to fund a Pool if the NRI is 71% or less.

Designated participants in a Pool will be assigned a specific percentage out of the Company’s revenues assigned to the Pool and will be paid that percentage of such revenues from all wells designated to such Pool and spud during that participant’s employment or services with the Company.  In no event may the percentage assigned to the Company’s chief executive officer relative to any well within a Pool exceed one-half of the applicable Pool Cap for that well.  Payouts of revenues funded into Pools shall be made to participants not later than 60 days following year end, subject to the committee’s right to make partial interim payouts.  Participants will continue to receive their percentage share of revenues from wells included in a Pool and spud during the term of their employment or service so long as revenues continue to be derived by the Company from those wells even after termination of employment or services of the Participant; provided, however, that a participant’s interest in all Pools shall terminate on the date of termination of employment or services where such termination is for cause.

In the event of certain changes in control of the Company, the acquirer or survivor of such transaction must assume all obligations under the Plan; provided, however, that in lieu of such assumption obligation, the committee may, at its sole discretion, assign overriding royalty interests in wells to substantially mirror the rights of participants under the Plan.  Similarly, the committee may, at any time, assign overriding royalty interests in wells in settlement of obligations under the Plan.

The Plan is administered by the Company’s compensation committee which shall consult with the Company’s chief executive officer relative to Pool participants, prospects, wells and interests assign although the committee will have final and absolute authority to make all such determinations.

Index
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2012.  As of, and for the six months ended, June 30, 2013, there have been no material changes or updates to our critical accounting policies.

Recent Developments

Drilling Activity

During the six months ended June 30, 2013, we drilled no wells and, at June 30, 2013, no drilling operations were ongoing.

Sale of La Cuerva and LLA 62 Blocks

During the first quarter of 2012, we sold all of our interest in Hupecol Cuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.HC, LLC sold for $75 million, adjusted for working capital.  13.3% of the sales price of HC, LLC will be held in escrow to fund potential claims arising from the sale.  Pursuant to our 1.6% ownership interest in HC, LLC, we received 1.6% in the net sale proceeds after deduction of commissions, overriding royalty interest, and transaction expenses; subject to the escrow holdback and a further contingency holdback by Hupecol.  Following completion of the sale of HC, LLC, we have no continuing interest in the La Cuerva and LLA 62 blocks. Net proceeds from the sale, net to our interests, after all funds are released, are expected to be $1,224,393.

Index
CPO 4 Termination

During the six months ended June 30, 2013, we made no capital expenditures with respect to the CPO 4 prospect in Colombia but entered into a Settlement Agreement with SK Innovation, operator and principal owner of the CPO 4 prospect.  Pursuant to the terms of the Settlement Agreement, we terminated, and agreed to convey to SK Innovation, our entire interest in the CPO 4 prospect and weand SK Innovation agreed to release any and all claims each may have against the other under the Operating Agreement with respect to the CPO 4 prospect. We were relieved of any and all obligations under past, present and future capital calls relating to the CPO 4 prospect, including accrued cash calls at December 31, 2012 of $3,219,128. Our balance sheet reflects a reduction in the cash call obligation and an increase in accumulated depletion, depreciation, amortization and impairment, each in the amount of $3,219,128.  In conjunction with the termination of our interest in the CPO 4 Block, during the six months ended June 30, 2013, we terminated a standby letter of credit obligation and $3,056,250 of funds posted as collateral to secure a standby letter of credit and previously recorded as restricted cash was returned to us.

Colombian Developments – Serrania, Los Picachos and Macaya

During the six months ended June 30, 2013, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $105,228.  During the second half of 2013, we anticipate drilling two test wells on the Serrania concession, and have budgeted approximately $1.4 million as our share of capital costs in connection with these activities.

In addition, we anticipate shooting approximately 83.6 kilometers of 2-D seismic on the Los Picachos concession and approximately 201.9 kilometers of 2-D seismic on the Macaya Concession during the second half of 2013.  In connection with these seismic acquisitions, we have budged approximately $2.0 million as our share of costs in connection with the planned seismic shoots.

Domestic Developments

With the termination of our interest in the CPO 4 prospect and improving economics in the U.S. energy sector, during the first half of 2013, we began actively evaluating opportunities to invest and participate in domestic oil and gas prospects.  Our management team, led by our CEO, has evaluated numerous opportunities and is sourcing and evaluating additional domestic opportunities.  As of June 30, 2013, no commitments had yet been entered into to participate in additional prospects.

During the second quarter of 2013, the operator of the Crown Paper #1 well in the Profit Island Field in East Baton Rouge Parish, Louisiana successfully carried out a recompletion of the well.  We hold a 5.675% royalty interest in the well which reduces to 2.838% after we have received royalties totaling $264,000 since inception. As a result of the recompletion, production from the well was down for the quarter and six month periods but, following the recompletion, is expected to increase going forward.

In July 2013, we agreed to participate in drilling a 10,000’ test well in Pecos County, Texas.  The well, sited on a 725 acre lease block, is planned to test the Devonian chert and Strawn formation targeting potential oil pay.  The block is expected to accommodate multiple offset locations should the test be successful. We will hold a 10% working interest after the casing point in the test well and in the entire lease block. Our costs in the test well are expected to be $400,000 or less which will be funded from working capital.  Drilling operations are expected to begin in September 2013.

Colombian Tax

During 2012, we engaged our tax advisors in Colombia to evaluate certain tax and other filings made in Colombia by them and other advisors for 2009, 2010 and 2011.  Our advisors identified inconsistencies between tax and non-tax filings with respect to equity investments made by us in Colombia.  Based on guidance from our advisors, during 2012 we recorded a foreign tax liability of $1,883,266 of which $1,601,787 was paid during the six months ended June 30, 2013 and the remaining balance is expected to be paid over the next twelve months, relating primarily to a newly enacted Colombian equity tax measure based on the equity of our Colombian branch as of January 1, 2011.

Tax Refund

During the six months ended June 30, 2013, we received a U.S. income tax refund of approximately $3.3 million attributable to the amendment of our 2010 federal tax return to carry back net operating losses from 2011 and 2012.

Index
Compensation Expense

In June 2013, our shareholders approved an increase in the shares reserved for issuance under our 2008 Equity Incentive Plan.

With approval of the increase in shares reserved under the 2008 Equity Incentive Plan, 915,525 options granted during 2012 became exercisable.  In addition, in June 2013, we granted 1,200,000 stock options to employees and 100,000 stock options to non-employee directors.  As a result of such grants and approval of the increase in shares reserved under the plan and resulting exercisability of 2012 option grants, we recognized $599,040 and $891,462 of compensation expense during the three and six months ended June 30, 2013, in addition to stock compensation expense attributable to the amortization of unrecognized stock-based compensation from prior year grants.

Management Changes

In July 2013, our chief financial officer resigned to pursue other opportunities and we determined not to renew the employment agreement of our Senior Vice President of Exploration on its expiration in August 2013.  Until a replacement is hired to fill the chief financial officer position, the functions of our chief financial officer will be handled by other employees and consultants.  The Senior Vice President of Exploration position is not expected to be filled at this time as that position was focused on the CPO 4 prospect in which we no longer hold an interest.  As a result of those changes in management, our overhead is expected to decrease by more than $500,000 annually.  Additionally, 5,000 shares of restricted stock held by each of those officers is subject to forfeiture as of the date of termination of employment.  Similarly, unvested stock option grants to purchase an aggregate of 150,000 shares of common stock each will terminate as of the date of termination of employment.

Production Incentive Compensation Plan

In August 2013, the Company’s compensation committee adopted a Production Incentive Compensation Plan.  The purpose of the Plan is to encourage employees and consultants participating in the Plan to identify and secure for the Company participation in attractive oil and gas opportunities.

Under that Plan, the committee may establish one or more Pools and designate employees and consultants to participate in those Pools and designate prospects and wells, and a defined percentage of the Company’s revenues from those wells, to fund those Pools.  Only prospects acquired on or after establishment of the Plan, and excluding all prospects in Colombia, may be designated to fund a Pool.  The maximum percentage of the Company’s share of revenues from a well that may be designated to fund a Pool is 2% (the “Pool Cap”); provided, however, that with respect to wells with a net revenue interest to the 8/8 of less than 73%, the Pool Cap with respect to such wells shall be reduced on a 1-for-1 basis such that no portion of the Company’s revenues from a well may be designated to fund a Pool if the NRI is 71% or less.

Designated participants in a Pool will be assigned a specific percentage out of the Company’s revenues assigned to the Pool and will be paid that percentage of such revenues from all wells designated to such Pool and spud during that participant’s employment or services with the Company.  In no event may the percentage assigned to the Company’s chief executive officer relative to any well within a Pool exceed one-half of the applicable Pool Cap for that well.  Payouts of revenues funded into Pools shall be made to participants not later than 60 days following year end, subject to the committee’s right to make partial interim payouts.  Participants will continue to receive their percentage share of revenues from wells included in a Pool and spud during the term of their employment or service so long as revenues continue to be derived by the Company from those wells even after termination of employment or services of the Participant; provided, however, that a participant’s interest in all Pools shall terminate on the date of termination of employment or services where such termination is for cause.

In the event of certain changes in control of the Company, the acquirer or survivor of such transaction must assume all obligations under the Plan; provided, however, that in lieu of such assumption obligation, the committee may, at its sole discretion, assign overriding royalty interests in wells to substantially mirror the rights of participants under the Plan.  Similarly, the committee may, at any time, assign overriding royalty interests in wells in settlement of obligations under the Plan.

The Plan is administered by the Company’s compensation committee which shall consult with the Company’s chief executive officer relative to Pool participants, prospects, wells and interests assign although the committee will have final and absolute authority to make all such determinations.

Index
Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 47% to $19,223 in the three months ended June 30, 2013 compared to $36,347 in the three months ended June 30, 2012.  For the six month period, oil and gas revenues decreased 90% to $34,255 in the six months ended June 30, 2013 compared to $356,857 in the six months ended June 30, 2012.

The decrease in revenue was due to the sale of the La Cuerva concession during the first quarter of 2012 as well as a recompletion of the Crown Paper #1 well that was ongoing during the second quarter of 2013.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross producing wells	6	6	6	22
Net producing wells	0.19	0.18	0.19	0.44
Net oil production (bbl)	159	249	269	2,384
Net gas production (mcf)	643	2,951	1,749	7,251
Average sales price – oil (per barrel)	$105.83	$113.42	$103.70	$110.13
Average sales price – natural gas (per Mcf)	$3.71	$2.76	$3.65	$3.42

The number of gross wells shown above for the six months ended June 30, 2012  includes the 16 gross (0.256 net) wells attributable to the La Cuerva concession that were sold during the first quarter of 2012.  At June 30, 2012, the Company had 6 gross (0.18 net) wells.

The change in average sales prices realized reflects fluctuations in global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia		U.S.	Total
2013 First Six Months
Oil sales	$—		$27,873	$27,873
Gas sales	—		6,382	6,382
2012 First Six Months
Oil sales	$263,182	*	$68,878	$332,060
Gas sales	—		24,797	24,797

* Includes a $69,186 payment from Hupecol for oil produced in 2011 which is considered immaterial to the financial statements.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, decreased 42% to $11,061in the 2013 quarter from $19,047 in the 2012 quarter.  For the six month period, lease operating expenses decreased 88% to $19,631 from $158,648 in the 2012 period.  The decrease in lease operating expenses during the six month period was attributable to the sale of our interest in the La Cuerva concession during the first quarter of 2012.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter	- 2013	$—	$11,061	$11,061
	- 2012	$—	$19,047	$19,047

Six Months	- 2013	$—	$19,631	$19,631
	- 2012	$118,734	$39,914	$158,648

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Index
Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $0and $0 during the three months ended June 30, 2013 and 2012, respectively, and $0 and $3,244 during the six months ended June 30, 2013 and 2012, respectively.  The change in joint venture expenses was attributable to the sale of our La Cuerva prospect during 2012 and operation of no wells in Colombia during 2013.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $3,172 and $6,185 for the quarter ended June 30, 2013 and 2012, respectively, and $8,202 and $55,467 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in depreciation and depletion was due to the sale of our interest in the La Cuerva concession and a resulting reduction in production.

Gain on sale of oil and gas properties. The sale of our indirect interests in Hupecol Cuerva, LLC resulted in a gain of $315,119 during the 2012 six month period. During the six months ended June 30, 2013, post-closing adjustments related to the sale of our indirect interests in Hupecol Cuerva, LLC resulted in a gain of $86,025.

Impairment Expense.  Termination of our testing and completion efforts on our Tamandua #1 sidetrack well and Cachirre #1 well resulted in impairment expense of $16,633,074 and $36,628,919, respectively, during the quarter and six months ended June 30, 2012.

General and Administrative Expenses.  General and administrative expense decreased by 36% to $1,301,217 during the 2013 quarter from $2,032,339 during the 2012 quarter and by 30% to $2,173,864 during the 2013 six-month period from $3,113,187 during the 2012 six-month period.

The decrease in general and administrative expense was primarily attributable to a decrease in stock compensation of $87,029 and $269,630, respectively, during the quarter and six-month periods, and a decrease in cash compensation paid of $392,634 and $377,068, respectively, during the quarter and six-month periods.  The decrease in stock compensation expense reflects the decrease in share price of options granted.  The decrease in cash compensation paid reflected cash bonuses paid during the 2012 periods.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  Other income (expense), net totaled $10,974 net gain and $6,358 net expense during the three and six-month periods ended June 30, 2013, respectively, as compared to $11,627 of net expense and $37,320 of net expense during the three and six-month periods ending June 30, 2012, respectively.  The change was attributable to interest income received on tax refunds for the quarter and Colombian fees for the year.

Income Tax Expense/Benefit.  We reported income tax benefit of $18,986 during the 2013 quarter compared to income tax expense of $3,356,154 during the 2012 quarter.  For the six months ended June 30, 2013, we reported income tax benefit of $15,333 as compared to income tax expense of $3,365,365 during the 2012 six-month period.  The change in income tax expense was attributable to the sale of our properties in Colombia during 2012. We over accrued some tax expense during 2012.

Financial Condition

Liquidity and Capital Resources.  At June 30, 2013, we had a cash balance of $8,915,861 and working capital of $10,951,484, compared to a cash balance of $5,626,345 and working capital of $9,144,869 at December 31, 2012. The change in working capital during the period was primarily attributable to our settlement with SK Innovation terminating our interest in the CPO 4 prospect and release of our cash call commitment obligations totaling $3,219,128 at December 31, 2012.

Operating activities provided cash of $316,926 during the 2013 six month period as compared to $1,939,666 of cash used during the 2012 six-month period.  The change in operating cash flow was primarily attributable to tax refunds received totaling approximately $3.3 million.

Investing activities provided $2,972,590 during the 2013 six-month period compared to $13,996,261 used during the 2012 six-month period.  The funds provided by investing activities during the 2013 period reflects the release, following termination of our interest in the CPO 4 block, of restricted cash in the amount of $3,056,250 securing a standby letter of credit obligation to secure performance relative to the CPO 4 block, partially offset by investments in oil and gas properties. Cash used in investing activities during the 2012 period reflects the receipt of $1,027,068 from the sale of our interest in Hupecol Cuerva LLC, partially offset by investments in oil and gas properties and assets and the purchase of marketable securities of $156,818.

Index
Financing activities during 2012 provided $12,397,700 of net proceeds from the sale of units of common stock and warrants in May 2012.

Long-Term Liabilities.  At June 30, 2013, we had long-term liabilities of $8,148 as compared to $201,270 at December 31, 2012.  Long-term liabilities consist of a reserve for plugging costs and accrued foreign taxes payable. The decrease in long-term liabilities at June 30, 2013 was attributable to reclassifying accrued foreign taxes payable as short term.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated by proceeds from anticipated financing transactions.

During the six months ended June 30, 2013, we invested $169,685 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $105,288, and (2) costs on U.S. properties of $64,457. Of the amount invested, the Company capitalized $209 to oil and gas properties subject to amortization, and $169,476 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $105,288 and leasehold cost in the U.S. of $64,457.

Our estimated capital expenditure budget for the balance of 2013 is approximately $3.5 million and relates to the anticipated drilling of two test wells on the Serrania concession and seismic shoots on the Los Picachos and Macaya concessions.  Drilling and seismic plans for 2013 may change based on field conditions and other factors beyond our control or the control of Hupecol, operator of the Serrania, Los Picachos and Macaya concessions, and as such there can be no assurance as to the timing of these operations.

We anticipate that our cash on hand will be adequate to fully fund our operations during 2013, including our capital expenditure budget. However, it is possible that we will require additional capital to fully fund our 2013 drilling budget.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our 2013 drilling budget and to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5	OTHER INFORMATION

In August 2013, the Company’s compensation committee adopted a Production Incentive Compensation Plan.  The purpose of the Plan is to encourage employees and consultants participating in the Plan to identify and secure for the Company participation in attractive oil and gas opportunities.

Under that Plan, the committee may establish one or more Pools and designate employees and consultants to participate in those Pools and designate prospects and wells, and a defined percentage of the Company’s revenues from those wells, to fund those Pools.  Only prospects acquired on or after establishment of the Plan, and excluding all prospects in Colombia, may be designated to fund a Pool.  The maximum percentage of the Company’s share of revenues from a well that may be designated to fund a Pool is 2% (the “Pool Cap”); provided, however, that with respect to wells with a net revenue interest to the 8/8 of less than 73%, the Pool Cap with respect to such wells shall be reduced on a 1-for-1 basis such that no portion of the Company’s revenues from a well may be designated to fund a Pool if the NRI is 71% or less.

Designated participants in a Pool will be assigned a specific percentage out of the Company’s revenues assigned to the Pool and will be paid that percentage of such revenues from all wells designated to such Pool and spud during that participant’s employment or services with the Company.  In no event may the percentage assigned to the Company’s chief executive officer relative to any well within a Pool exceed one-half of the applicable Pool Cap for that well.  Payouts of revenues funded into Pools shall be made to participants not later than 60 days following year end, subject to the committee’s right to make partial interim payouts.  Participants will continue to receive their percentage share of revenues from wells included in a Pool and spud during the term of their employment or service so long as revenues continue to be derived by the Company from those wells even after termination of employment or services of the Participant; provided, however, that a participant’s interest in all Pools shall terminate on the date of termination of employment or services where such termination is for cause.

In the event of certain changes in control of the Company, the acquirer or survivor of such transaction must assume all obligations under the Plan; provided, however, that in lieu of such assumption obligation, the committee may, at its sole discretion, assign overriding royalty interests in wells to substantially mirror the rights of participants under the Plan.  Similarly, the committee may, at any time, assign overriding royalty interests in wells in settlement of obligations under the Plan.

The Plan is administered by the Company’s compensation committee which shall consult with the Company’s chief executive officer relative to Pool participants, prospects, wells and interests assign although the committee will have final and absolute authority to make all such determinations.

Index
ITEM 6	EXHIBITS

Exhibit
Number	Description

10.1	Production Incentive Compensation Plan

31.1	Certification of CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Date: August 13, 2013
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President (Principal executive officer and
Principal financial officer)