Form 10-Q
period 2013-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2013-11-14
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, we had 52,169,945 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index
PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$8,445,019	$5,626,345
Restricted cash – letter of credit	—	3,056,250
Accounts receivable – other	86,507	3,436,305
Escrow receivable – current	2,072,265	2,095,228
Prepaid expenses and other current assets	99,025	36,539
TOTAL CURRENT ASSETS	10,702,816	14,250,667

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	50,312,756	47,093,419
Costs not being amortized	2,976,067	5,809,297
Office equipment	90,004	90,004
Total property, plant and equipment	53,378,827	52,992,720
Accumulated depreciation, depletion and impairment	(50,340,769)	(47,105,751)
TOTAL PROPERTY AND EQUIPMENT, NET	3,038,058	5,886,969

OTHER ASSETS
Other assets	3,167	3,167
TOTAL ASSETS	$13,744,041	$20,140,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,171	$84,740
Accrued cash call to operator	—	3,219,128
Accrued expenses	31,335	90,923
Taxes payable	190,181	1,711,007
TOTAL CURRENT LIABILITIES	223,687	5,105,798

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	8,286	7,872
Taxes payable – long-term	—	193,398
TOTAL LONG-TERM LIABILITIES	8,286	201,270
TOTAL LIABILITIES	231,973	5,307,068

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,169,945 and 52,180,045 shares issued and outstanding	52,170	52,180
Additional paid-in capital	65,240,506	63,963,257
Accumulated deficit	(51,780,608)	(49,181,702)
TOTAL SHAREHOLDERS’ EQUITY	13,512,068	14,833,735
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,744,041	$20,140,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

OIL AND GAS REVENUE	$204,566	$387,609	$170,311	$30,752

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	52,030	172,252	32,398	13,604
Joint venture expenses	—	3,243	—	—
General and administrative expense	2,830,338	4,078,514	656,473	965,325
Impairment of oil and gas properties	—	37,803,088	—	1,174,169
Bad debt expense	—	3,951,370	—	3,951,370
Gain on sale of oil and gas properties	(86,025)	(484,371)	—	(169,252)
Depreciation and depletion	15,890	61,507	7,688	6,040
Total operating expenses	2,812,233	45,585,603	696,559	5,941,256

Loss from operations	(2,607,667)	(45,197,994)	(526,248)	(5,910,504)

OTHER INCOME (EXPENSE)
Interest income	14,417	8,889	1,486	2,196
Other expense	(19,289)	(70,687)	—	(26,674)
Total other income (expense)	(4,872)	(61,798)	1,486	(24,478)

Net loss before taxes	(2,612,539)	(45,259,792)	(524,762)	(5,934,982)

Income tax expense (benefit)	(13,633)	3,366,096	1,702	731

Net loss	$(2,598,906)	$(48,625,888)	$(526,464)	$(5,935,713)

Basic and diluted loss per common share	$(0.05)	$(1.41)	$(0.01)	$(0.16)

Basic and diluted weighted average common shares outstanding	52,177,792	34,468,880	52,173,359	37,365,230

COMPREHENSIVE LOSS
Net loss	$(2,598,906)	$(48,625,888)	$(526,464)	$(5,935,713)
Unrealized gain/(loss) on marketable securities	—	(249,562)	—	143,743
Net comprehensive loss	$(2,598,906)	$(48,875,450)	$(526,464)	$(5,791,970)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,598,906)	$(48,625,888)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and depletion	15,890	61,507
Stock-based compensation	1,277,239	1,655,526
Impairment of oil and gas properties	—	37,803,088
Bad debt expense	—	3,951,370
Accretion of asset retirement obligation	414	786
Amortization of deferred rent	—	(3,620)
Gain on sale of oil and gas properties – Colombia	(86,025)	(484,371)
Deferred tax asset	—	3,195,583
Changes in operating assets and liabilities:
Accounts receivable	3,349,798	40,361
Prepaid expense	(62,486)	(64,553)
Accounts payable and accrued liabilities	(1,856,381)	27,128

Net cash provided by (used in) operating activities	39,543	(2,443,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash released	3,056,250	—
Payments for the acquisition and development of oil and gas properties	(386,107)	(20,440,938)
Proceeds from sale of Colombian oil and gas properties, net of expenses	86,025	1,027,068
Proceeds from escrow receivable	22,963	147,581
Purchase of marketable securities	—	(156,817)

Net cash provided by (used in) investing activities	2,779,131	(19,423,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	—	13,144,000
Payment of offering costs	—	(1,017,850)

Net cash provided by financing activities	—	12,126,150

Increase (decrease) in cash	2,818,674	(9,740,039)
Cash, beginning of period	5,626,345	9,930,284
Cash, end of period	$8,445,019	$190,245

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$1,700,608	$172,997

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development cost	$—	$3,590,000
Sales price of oil and gas properties placed in escrow	$—	$166,995
Unrealized loss on available for sale securities	$—	$249,562

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $7,921,465 in excess of the FDIC’s current insured limit of $250,000 as of September 30, 2013. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  Using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by 0 shares for the three and nine months ended September 30, 2013 and by approximately 55,000 and 1,723,401 shares, respectively, for the three and nine months ended September 30, 2012; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from September 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Index
Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – RESTRICTED CASH

At December 31, 2012, the Company had Restricted Cash – Letter of Credit in the amount of $3,056,250 attributable to funds posted as collateral to secure a standby letter of credit.  During the nine months ended September 30, 2013, the letter of credit obligation was terminated and the cash securing the letter of credit was returned to the Company eliminating the Restricted Cash – Letter of Credit balance.  See Note 8 – Commitments and Contingencies – Standby Letter of Credit – CPO 4 Block.

NOTE 3 – ACCOUNTS RECEIVABLE – OTHER

Tax Refund

At December 31, 2012, the Company had established an account receivable – other relating to an estimated federal income tax refund in the amount of approximately $3.3 million.  During the nine months ended September 30, 2013, the Company collected the income tax refund receivable.

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

NOTE 4 – COMPREHENSIVE LOSS – UNREALIZED LOSS ON MARKETABLE SECURITIES

During 2012, the Company held common stock in a publicly traded company.  This investment was classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values were recognized as other comprehensive income in the consolidated statements of operations. During the nine months ended September 30, 2012, the Company purchased additional common shares in the same publicly traded company at a cost of $156,817 and recognized other comprehensive gain/(losses) during the three and nine months ended September 30, 2012 of $143,743 and $(249,562), respectively, reflecting the unrealized changes in value of this investment as of September 30, 2012.  All of the securities were sold during 2012 and, accordingly, no marketable securities were owned at September 30, 2013 nor did the Company report any unrealized gain/(loss) on marketable securities during the three and nine months ended September 30, 2013.

NOTE 5 – ESCROW RECEIVABLE

At September 30, 2013 and December 31, 2012, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously held by the Company:

	Balance as of September 30, 2013
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC & HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC & HL LLC Contingency	57,321	—	57,321
HC LLC 13.33% Escrow	151,048	—	151,048
HC LLC Contingency	13,938	—	13,938
TOTAL	$2,072,265	$—	$2,072,265

Index
	Balance as of December 31, 2012
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC and HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC and HL LLC Contingency	57,321	—	57,321
HC LLC 13.33% Escrow	151,048	—	151,048
HC LLC Contingency	36,901	—	36,901
TOTAL	$2,095,228	$—	$2,095,228

During the nine months ended September 30, 2013, changes in the escrow receivables related to a release of $22,963 from the HC LLC Contingency escrow.

NOTE 6 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2013, the Company invested $386,107 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $139,080, and (2)costs on U.S. properties of $247,027. Of the amount invested, the Company capitalized $209 to oil and gas properties subject to amortization, and $385,898 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation costs in Colombia of $139,080 and leasehold costs in the U.S. of $130,568, drilling costs of $116,250 and lease costs of $209.

Drilling Commitments and Operations

During the nine months ended September 30, 2013, the Company agreed to participate in drilling operations on four U.S. prospects.  The Company’s share of costs relating to the initial test wells on those four prospects is estimated at $1,100,000, of which costs incurred during the nine months ended September 30, 2013 totaled $116,250.

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

Impairments

In April 2012, the Company, together with the operator, determined to cease efforts to test and complete the Tamandua #1 sidetrack well on the CPO 4 prospect in Colombia.  As a result of the determination to cease efforts to complete the Tamandua #1 well, the Company included the costs related to the Tamandua #1 well in the full cost pool for inclusion in the ceiling test.  The Company recorded impairment charges of $0 and $26,527,300 during the three and nine months ended September 30, 2012, respectively, to write off costs not being amortized that were attributable to the drilling of the Tamandua #1 well on the Company’s CPO 4 block as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the CPO 4 block through September 30, 2012.

In July 2012, the Company determined to plug and abandon the Cachirre #1 well on the CPO 4 prospect in Colombia.  As a result of such determination, the Company included the costs related to the Cachirre #1 well in the full cost pool for inclusion in the ceiling test at September 30, 2012.  The Company recorded an impairment charges of $1,174,169 and $11,275,788 during the three and nine months ended September 30, 2012 to write off costs not being amortized that were attributable to the drilling of the Cachirre #1 well as well as to write off seismic exploration and evaluation cost, general and administrative cost and environmental and governmental cost that were attributable to the CPO 4 block through September 30, 2012.

Index
Sale of Oil and Gas Properties

During the first quarter of 2012, the Company sold all of its interest in HupecolCuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

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

Pro Forma Information:	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Oil and gas revenue	$30,752	$124,424
Loss from operations	$(5,910,054)	$(45,612,086)
Net loss	$(5,935,713)	$(49,030,769,)

Basic and diluted loss per common share	$(0.16)	$(1.42)

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three and nine months ended September 30, 2013 and 2012 and Long Lived Assets (net of depletion, amortization, and impairments) as of September 30, 2013 and December 31, 2012 attributable to each geographical area are presented below:

	Three Months Ended September 30, 2013 Revenues	Nine Months Ended September 30, 2013 Revenues	As of September, 30, 2013 Long Lived Net Assets

United States	$170,311	$204,566	$1,281,694
Colombia	—	—	1,756,364
Total	$170,311	$204,566	$3,038,058

	Three Months Ended September 30, 2012 Revenues	Nine Months Ended September, 30, 2012 Revenues	As of December 31, 2012 Long Lived Net Assets

United States	$30,752	$124,424	$1,050,557
Colombia	—	263,185	4,836,412
Total	$30,752	$387,609	$5,886,969

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

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2013 is presented below:

	Options		Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2013	2,443,057		$5.68
Granted	2,215,525	(1)	0.86
Exercised	—		—
Forfeited	(331,250)		$1.64
Outstanding at September 30, 2013	4,327,332		$3.52	$—
Exercisable at September 30, 2013	3,797,332		$3.70	$—

(1)	Includes 915,525 options granted in June 2012, the exercise of which options was subject to shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved for issuance thereunder, which approval was obtained in June 2013.

On June 11, 2012, options to purchase an aggregate of 915,525 shares were granted to employees and non-employee directors, which options were exercisable on and after shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise.  The options have a ten year life and an exercise price of $1.65. The options granted subject to amendment of the plan were not reflected in stock-based compensation expense at the time of their original grant but are, instead, reflected in the three and nine month periods ended September 30, 2013, following receipt of shareholder approval of the plan amendment on June 11, 2013.  The options were valued on the date of shareholder approval at $164,376 using the Black-Scholes option-pricing model with the following parameters:  (1) risk-free interest rate of 1.26%, (2) expected life in years of 5.6, (3) expected stock volatility of 105%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

On June 11, 2013, options to purchase an aggregate of 100,000 shares were granted to non-employee directors and options to purchase an aggregate of 1,200,000 shares were granted to employees.

The 100,000 options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten year life and have an exercise price of $0.3075 per share. The option grants to non-employee directors were valued on the date of grant at $24,507using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.26%, (2) expected life in years of 5.6, (3) expected stock volatility of 105%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

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

Index
In July and August, 2013, respectively, the employment of two officers terminated.  As a result of such terminations, the unvested options granted those officers on June 11, 2013, covering 150,000 shares each, terminated and the same were forfeited.  The remaining options held by those officers, all of which were out-of-the-money at September 30, 2013, covering an aggregate of 1,520,000 shares, will expire three months following the respective termination dates if not exercised prior to such dates.

During the three and nine months ended September 30, 2013, the Company recognized $249,391 and $1,140,853, respectively, of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.

As of September 30, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was $569,340. The unrecognized expense is expected to be recognized over a weighted average period of 0.65 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2013 is 7.32 years and 7.19 years, respectively.

Shares available for issuance under the Plans as of September 30, 2013 totaled 1,672,668.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during the three and nine months ended September 30, 2013, $13,314 and $136,386, respectively, was amortized to expense.

As a result of the termination of the two officers noted above, 5,000 shares of restricted stock were forfeited and cancelled with respect to each of the terminated officers. As of September 30, 2013, there was $57,758 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately .70 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012

Share-based compensation expense included in general and administrative expense	$262,705	$371,361
Earnings per common share effect of share-based compensation expense – basic and diluted	$(0.005)	$(0.01)

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

Share-based compensation expense included in general and administrative expense	$1,277,239	$1,655,526
Earnings per common share effect of share-based compensation expense – basic and diluted	$(0.024)	$(0.05)

Index
NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of September 30, 2013, the lease agreement requires future payments as follows:

Year	Amount
2013	22,263
2014	91,432
2015	93,793
2016	96,162
2017	40,479
Total	$344,129

For the three and nine months ended September 30, 2013, the total base rental expense was $23,520 and $67,632, respectively.  The Company does not have any capital leases or other operating lease commitments.

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

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250. Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guarantee the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block. Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until April 1, 2013 and the Company was required to keep on deposit with JP Morgan Chase $3,056,250. This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%. All other terms and conditions of the Letter of Credit remained unchanged.  The Company paid Banco de Bogota $13,025 in fees during the nine months ended September 30, 2013 related to the Letter of Credit and recorded the fees as other expense.  The deposit with JP Morgan Chase was classified as restricted cash – letter of credit in the accompanying balance sheet as of December 31, 2012.  Due to the settlement agreement with SK Innovation in which the Company assigned its 37.5% interest in the CPO 4 prospect, the Company did not be renew the Letter of Credit and, in April 2013, the funds securing the Letter of Credit, in the amount of $3,056,250, were released to the Company.

Legal Contingencies

The Company has been the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and appears to have narrowed the focus of their investigation to matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  The Company has presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.  On August 29, 2013, the Company and John Terwilliger received a “Wells” notice advising them that the staff of the SEC has made a preliminary recommendation to initiate an enforcement action and providing them the opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Index
On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against the Company in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, we filed a motion to dismiss and, on August 22, 2013, the court granted our motion and dismissed the complaint. The plaintiffs have since filed a Notice of Appeal of the dismissal of the complaint. The Company believes all of the claims in the consolidated class action lawsuits are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed. The Company expects to incur costs and to devote management time and resources to defending such lawsuits.

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

Index
NOTE 9 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2013, and consequently, recorded no U.S. income tax liability or tax expense for the three and nine months ended September 30, 2013.  Income tax expense for 2012 was entirely attributable to the Company’s Colombian operations and represents the actual taxes paid or accrued in both Colombia and the United States.

Due to uncertainty regarding ultimate realization, the Company has established a valuation allowance of approximately $20,700,000 to fully reserve the net deferred tax assets as of September 30, 2013.  During 2010, the Company paid federal income taxes totaling $3,344,126.  Due to net operating losses generated in 2011 and 2012, the Company filed an amended 2010 federal income tax return and, during June 2013, received a full refund of this amount.

During the three and nine months ended September 30, 2013, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the impairment of oil and gas properties and the stock compensation expense recognized for book purposes during the period.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2012.  As of, and for the nine months ended, September 30, 2013, there have been no material changes or updates to our critical accounting policies.

Index
Recent Developments

Drilling Activity

During the nine months ended September 30, 2013, we drilled no wells and, at September 30, 2013, no wells were ongoing.

Sale of La Cuerva and LLA 62 Blocks

During the first quarter of 2012, we sold all of our interest in HupecolCuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia. HC, LLC sold for $75 million, adjusted for working capital.  13.3% of the sales price of HC, LLC will be held in escrow to fund potential claims arising from the sale.  Pursuant to our 1.6% ownership interest in HC, LLC, we received 1.6% in the net sale proceeds after deduction of commissions, overriding royalty interest, and transaction expenses; subject to the escrow holdback and a further contingency holdback by Hupecol.  Following completion of the sale of HC, LLC, we have no continuing interest in the La Cuerva and LLA 62 blocks. Net proceeds from the sale, net to our interests, after all funds are released, are expected to be $1,224,393.

CPO 4 Termination

During the nine months ended September 30, 2013, we made no capital expenditures with respect to the CPO 4 prospect in Colombia but entered into a Settlement Agreement with SK Innovation, operator and principal owner of the CPO 4 prospect.  Pursuant to the terms of the Settlement Agreement, we terminated, and agreed to convey to SK Innovation, our entire interest in the CPO 4 prospect and we and SK Innovation agreed to release any and all claims each may have against the other under the Operating Agreement with respect to the CPO 4 prospect. We were relieved of any and all obligations under past, present and future capital calls relating to the CPO 4 prospect, including accrued cash calls at December 31, 2012 of $3,219,128. Our balance sheet reflects a reduction in the cash call obligation and an increase in accumulated depletion, depreciation, amortization and impairment, each in the amount of $3,219,128. In conjunction with the termination of our interest in the CPO 4 Block, during the nine months ended September 30, 2013, we terminated a standby letter of credit obligation and $3,056,250 of funds posted as collateral to secure a standby letter of credit and previously recorded as restricted cash was returned to us.

Colombian Developments – Serrania, Los Picachos and Macaya

During the nine months ended September 30, 2013, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $139,080.  During the fourth quarter of 2013, we anticipate drilling two test wells on the Serrania concession, and have budgeted approximately $1.4 million as our share of capital costs in connection with these activities.

In addition, we anticipate shooting approximately 83.6 kilometers of 2-D seismic on the Los Picachos concession and approximately 201.9 kilometers of 2-D seismic on the Macaya Concession during the fourth quarter of 2013.  In connection with these seismic acquisitions, we have budged approximately $2.0 million as our share of costs in connection with the planned seismic shoots.

Domestic Developments

With the termination of our interest in the CPO 4 prospect and improving economics in the U.S. energy sector, during the first half of 2013, we began actively evaluating opportunities to invest and participate in domestic oil and gas prospects.  Our management team, led by our CEO, has evaluated numerous opportunities and is sourcing and evaluating additional domestic opportunities.  As of September 30, 2013, we had agreed to participate in four additional prospects.

During the second quarter of 2013, the operator of the Crown Paper #1 well in the Profit Island Field in East Baton Rouge Parish, Louisiana successfully carried out a recompletion of the well.  We hold a 5.675% royalty interest in the well which reduces to 2.838% after payout. As a result of the recompletion, production from the well was down for the first half of 2013 but has increased since the middle of the second quarter of 2013.  During the quarter ended September 30, 2013, our royalties attributable to the well increased to $167,889 from $11,016 during the 2012 quarter.  As of September 30, 3013, the balance of royalties to be received to attain payout totaled $130,623.

Index
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

In September 2013, we agreed to participate in the drilling of test wells on three prospects, each of which is expected to be drilled before year-end 2013.  The planned wells, and our interest in the prospects, are as follows:

•	In South Texas, a 4,000’ test of the Lower Hockley Sand is planned targeting potential oil pay. The prospect is within a 179 acre lease block supported by 3-D seismic and is a look-a-like to a successful well nearby. A second similar prospect has been identified on the lease block. We will own a 7.2% working interest in the well and acreage.

•	In Jefferson Davis Parish, Louisiana, a 7,000’ test of the Cris H stringer and Cris H sand is planned with the objective of gaining structure on existing productive oil wells. We will own a 10.9% working interest in the well before payout and a 9.375% working interest after payout.

•	In Iberville Parish, Louisiana, a 13,500’ test of the Cib Haz Sands is planned. Successful wells in surrounding acreage have come on production at rates averaging approximately 800 barrels of oil per day with associated gas production. We will own a 3% working interest in the well and 618 acre lease block.

Our costs for the three test wells are expected to total approximately $700,000.  As of September 30, 2013, we had incurred $116,250 of drilling costs associated with the planned Jefferson Davis Parish test well.

Colombian Tax

During 2012, we engaged our tax advisors in Colombia to evaluate certain tax and other filings made in Colombia by them and other advisors for 2009, 2010 and 2011.  Our advisors identified inconsistencies between tax and non-tax filings with respect to equity investments made by us in Colombia.  Based on guidance from our advisors, during 2012 we recorded a foreign tax liability of $1,883,266 of which $1,693,085 was paid during the nine months ended September 30, 2013 and the remaining balance is expected to be paid over the next twelve months, relating primarily to a newly enacted Colombian equity tax measure based on the equity of our Colombian branch as of January 1, 2011.

Tax Refund

During the nine months ended September 30, 2013, we received a U.S. income tax refund of approximately $3.3 million attributable to the amendment of our 2010 federal tax return to carry back net operating losses from 2011 and 2012.

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

With approval of the increase in shares reserved under the 2008 Equity Incentive Plan, 915,525 options granted during 2012 became exercisable.  In addition, in June 2013, we granted 1,200,000 stock options to employees and 100,000 stock options to non-employee directors.  As a result of such grants and approval of the increase in shares reserved under the plan and resulting exercisability of 2012 option grants, we recognized $249,391 and $1,140,853 of compensation expense during the three and nine months ended September 30, 2013, in addition to stock compensation expense attributable to the amortization of unrecognized stock-based compensation from prior year grants.

Index
As a result of the changes in management noted above, our overhead is expected to decrease by more than $500,000 annually.  Additionally, 5,000 shares of restricted stock held by each of those officers was forfeited as of the date of termination of employment.  Similarly, unvested stock option grants to purchase an aggregate of 150,000 shares of common stock each terminated as of the date of termination of employment.

Production Incentive Compensation Plan

In August 2013, our compensation committee adopted a Production Incentive Compensation Plan.  The purpose of the Plan is to encourage employees and consultants participating in the Plan to identify and secure for our company participation in attractive oil and gas opportunities.

Under that Plan, the committee may establish one or more Pools and designate employees and consultants to participate in those Pools and designate prospects and wells, and a defined percentage of our revenues from those wells, to fund those Pools.  Only prospects acquired on or after establishment of the Plan, and excluding all prospects in Colombia, may be designated to fund a Pool.  The maximum percentage of our share of revenues from a well that may be designated to fund a Pool is 2% (the “Pool Cap”); provided, however, that with respect to wells with a net revenue interest to the 8/8 of less than 73%, the Pool Cap with respect to such wells shall be reduced on a 1-for-1 basis such that no portion of our revenues from a well may be designated to fund a Pool if the NRI is 71% or less.

Designated participants in a Pool will be assigned a specific percentage out of our revenues assigned to the Pool and will be paid that percentage of such revenues from all wells designated to such Pool and spud during that participant’s employment or services with Houston American.  In no event may the percentage assigned to our chief executive officer relative to any well within a Pool exceed one-half of the applicable Pool Cap for that well.  Payouts of revenues funded into Pools shall be made to participants not later than 60 days following year end, subject to the committee’s right to make partial interim payouts.  Participants will continue to receive their percentage share of revenues from wells included in a Pool and spud during the term of their employment or service so long as we continue to be derive revenues from those wells even after termination of employment or services of the Participant; provided, however, that a participant’s interest in all Pools shall terminate on the date of termination of employment or services where such termination is for cause.

In the event of certain changes in control of our company, the acquirer or survivor of such transaction must assume all obligations under the Plan; provided, however, that in lieu of such assumption obligation, the committee may, at its sole discretion, assign overriding royalty interests in wells to substantially mirror the rights of participants under the Plan.  Similarly, the committee may, at any time, assign overriding royalty interests in wells in settlement of obligations under the Plan.

The Plan is administered by our compensation committee which shall consult with our chief executive officer relative to Pool participants, prospects, wells and interests assign although the committee will have final and absolute authority to make all such determinations.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 454% to $170,311 in the three months ended September 30, 2013 compared to $30,572 in the three months ended September 30, 2012.  For the nine month period, oil and gas revenues decreased 47% to $204,566 in 2013 compared to $387,609 in 2012.

The increase in revenue for the three months was attributable to an increase in production from the Crown Paper #1 well following the recompletion of the well during the second quarter of 2013.  Our revenue attributable to the well increased to $167,889 during the quarter, up 1,424% from $11,016 in the 2012 quarter.

The decrease in revenue for the nine-month period was due to the sale of the La Cuerva concession during the first quarter of 2012, partially offset by increased revenues attributable to the Crown Paper #1 well commencing in the middle of the second quarter of 2013.  For the nine-month period, our revenues from the La Cuerva concession were down $333,574 from the 2012 nine-month period while our revenues from the Crown Paper #1 well were up $125,146.

Index
The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross producing wells	6	6	6	22
Net producing wells	0.19	0.18	0.19	0.44
Net oil production (bbl)	1,469	238	1,738	2,622
Net gas production (mcf)	4,429	2,677	6,178	9,928
Average sales price – oil (per barrel)	$102.61	$98.40	$102.78	$109.06
Average sales price – natural gas (per Mcf)	$4.42	$3.01	$4.20	$3.24

The number of gross wells shown above for the nine months ended September 30, 2012  includes the 16 gross (0.256 net) wells attributable to the La Cuerva concession that were sold during the first quarter of 2012.  At September 30, 2012, we had 6 gross (0.18 net) wells.

The change in average sales prices realized reflects fluctuations in global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia		U.S.	Total
2013 First Nine Months
Oil sales	$—		$178,598	$178,598
Gas sales	—		25,968	25,968
2012 First Nine Months
Oil sales	$263,185	*	$92,292	$355,477
Gas sales	—		32,132	32,132

* Includes a $69,186 payment from Hupecol for oil produced in 2011 which is considered immaterial to the financial statements.

Lease Operating Expenses and Severance Taxes. Lease operating expenses and severance taxes, excluding joint venture expenses relating to our Colombian operations discussed below, increased 138% to $32,398 in the 2013 quarter from $13,604 in the 2012 quarter.  For the nine month period, lease operating expenses and severance taxes decreased 70% to $52,030 from $172,252 in the 2012 period.  The increase for the quarter was attributable to increased production from the Crown Paper #1 well and resulting higher severance taxes and compression fees. The decrease during the nine months period was attributable to the sale of our interest in the La Cuerva concession during the first quarter of 2012, partially offset by increased severance taxes and compression fees from the Crown Paper #1 well following its recompletion in the middle of the second quarter.

Following is a summary comparison of lease operating expenses and severance taxes, by region, for the periods.

		Colombia	U.S.	Total
Quarter	- 2013	$—	$32,398	$32,398
	- 2012	$—	$13,604	$13,604

Nine Months	- 2013	$—	$52,030	$52,030
	- 2012	$118,788	$53,464	$172,252

Consistent with our business model and operating history, we experience steep declines in lease operating expenses and severance taxes following strategic divestitures and anticipate lease operating expenses and severance taxes to ramp up to levels consistent with regional costs as new wells are brought on line.

Joint Venture Expenses.  Our allocable share of joint venture expenses attributable to the Colombian Joint Venture with Hupecol totaled $0and $0 during the three months ended September 30, 2013 and 2012, respectively, and $0 and $3,243 during the nine months ended September 30, 2013 and 2012, respectively.  The change in joint venture expenses was attributable to the sale of our La Cuerva prospect during 2012 and operation of no wells in Colombia during 2013.

Index
Depreciation and Depletion Expense.  Depreciation and depletion expense was $7,688 and $6,040 for the quarter ended September 30, 2013 and 2012, respectively, and $15,890 and $61,507 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in depreciation and depletion was due to the sale of our interest in the La Cuerva concession and a resulting reduction in production.

Gain on sale of oil and gas properties. The sale of our indirect interests in HupecolCuerva, LLC resulted in a gain of $315,119 during the 2012 nine month period. During the nine months ended September 30, 2013, post-closing adjustments related to the sale of our indirect interests in HupecolCuerva, LLC resulted in a gain of $86,025.

Impairment Expense.  Termination of our testing and completion efforts on our Tamandua #1 sidetrack well and Cachirre #1 well resulted in impairment expense of $1,174,169 and $37,803,088, respectively, during the quarter and nine months ended September 30, 2012.

General and Administrative Expenses.  General and administrative expense decreased by 32% to $656,473 during the 2013 quarter from $965,325 during the 2012 quarter and by 31% to $2,830,338 during the 2013 nine-month period from $4,078,513 during the 2012 nine-month period.

The decrease in general and administrative expense was primarily attributable to a decrease in stock compensation of $108,658 and $378,288, respectively, during the quarter and nine-month periods, and a decrease in cash compensation paid of $55,205 and $432,273, respectively, during the quarter and nine-month periods.  The decrease in stock compensation expense reflects the decrease in share price of options granted.  The decrease in cash compensation paid reflected cash bonuses paid during the 2012 periods and the termination of two officers during the 2013 quarter.

Bad Debt Expense.  As a result of Gulf United Energy’s delinquency in satisfying its obligations with respect to the CPO 4 prospect, during the quarter ended September 30, 2012, we wrote down our receivable from Gulf United in the amount of $3,951,370.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  Other income (expense), net totaled $1,486 net gain and $4,872 net expense during the three and nine-month periods ended September 30, 2013, respectively, as compared to $24,478 of net expense and $61,798 of net expense during the three months and nine-month periods ending September 30, 2012, respectively.  The change was attributable to interest income received on tax refunds for the quarter and Colombian fees for the year.

Income Tax Expense/Benefit.  We reported income tax expense of $1,702during the 2013 quarter compared to income tax expense of $731 during the 2012 quarter.  For the nine months ended September 30, 2013, we reported income tax benefit of $13,633 as compared to income tax expense of $3,366,096 during the 2012 nine-month period.  The change in income tax expense was attributable to over accrual in 2012.

Financial Condition

Liquidity and Capital Resources.  At September30, 2013, we had a cash balance of $8,445,019 and working capital of $10,479,129, compared to a cash balance of $5,626,345 and working capital of $9,144,869 at December 31, 2012. The change in working capital during the period was primarily attributable to our settlement with SK Innovation terminating our interest in the CPO 4 prospect and release of our cash call commitment obligations totaling $3,219,128 at December 31, 2012.

Operating activities provided cash of $39,543 during the 2013nine-month period as compared to $2,443,083 of cash used during the 2012nine-month period.  The change in operating cash flow was primarily attributable to tax refunds received during 2013 totaling approximately $3.3 million.

Investing activities provided $2,779,131 during the 2013 nine-month period compared to $19,423,106 used during the 2012 nine-month period.  The funds provided by investing activities during the 2013 period reflects the release, following termination of our interest in the CPO 4 block, of restricted cash in the amount of $3,056,250 securing a standby letter of credit obligation to secure performance relative to the CPO 4 block, partially offset by investments in oil and gas properties. Cash used in investing activities during the 2012 period reflects investments in oil and gas properties of $20,440,938 and purchases of marketable securities of $156,817 partially offset by the receipt of $1,027,068 from the sale of our interest in HupecolCuerva LLC and proceeds from escrow receivables of $147,581.

Financing activities during 2012 provided $12,126,150 of net proceeds from the sale of units of common stock and warrants in May 2012.

Index
Long-Term Liabilities.  At September 30, 2013, we had long-term liabilities of $8,286 as compared to $201,270 at December 31, 2012.  Long-term liabilities consist of a reserve for plugging costs. The decrease in long-term liabilities at September 30, 2013was attributable to reclassifying accrued foreign taxes payable as short term.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand.

During the nine months ended September 30, 2013, we invested $386,107 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $139,080, and (2) costs on U.S. properties of $247,027. Of the amount invested, we capitalized $209 to oil and gas properties subject to amortization, and $385,898 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $139,080 and leasehold cost in the U.S. of $130,568, drilling cost of $116,250 and lease equipment of $209.

Our estimated capital expenditure budget for the balance of 2013 is approximately $4.38 million and relates to the anticipated drilling of two test wells on the Serrania concession ($1.3 million), seismic shoots on the Los Picachos and Macaya concessions ($2.1 million) and drilling of test wells on four domestic concessions ($984,000).  Drilling and seismic plans for 2013 may change based on field conditions and other factors beyond our control or the control of Hupecol, operator of the Serrania, Los Picachos and Macaya concessions and domestic prospects, and as such there can be no assurance as to the timing of these operations.

We anticipate that our cash on hand will be adequate to fully fund our operations during 2013 and for the next twelve months, including our capital expenditure budget. However, depending on the ultimate cost and results of our drilling operations, it is possible that we will require additional capital to fully fund our future drilling budget and operations.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013.  Such conclusion reflects the departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

As noted above, during the quarter ended September 30, 2013, our chief financial officer departed the company and our chief executive, with assistance from third party consultants, assumed certain of the chief financial officer’s responsibilities and functions.  Such changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1	LEGAL PROCEEDINGS

On August 22, 2013, the U.S. District for the Southern District of Texas issued an order granting the motion of Houston American Energy to dismiss the complaint in the class action lawsuit alleging violations of Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by Houston American Energy and violations of Section 20(a) of the Securities Exchange Act of 1934 by certain officers of Houston American Energy.  The plaintiffs in that case have since filed a Notice of Appeal of the dismissal of the complaint.

Regarding the previously disclosed investigation being conducted by the Securities and Exchange Commission (the “SEC”), on August 29, 2013, the Company and John Terwilliger received a so-called “Wells” notice advising them that the staff of the SEC has made a preliminary recommendation to initiate an enforcement action and providing them the opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed.

ITEM 6	EXHIBITS

Exhibit
Number	Description

31.1	Certification of CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Date: November 14, 2013
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President (Principal executive officer and
Principal financial officer)