Form 10-K
period 2013-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2014-03-14
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on the closing sales price of the registrant’s common stock on that date, was approximately $10.9 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 3, 2014 was 52,169,945.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2014 Annual Meeting are incorporated by reference into Part III of this Report.

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

The following table sets forth information relating to our principal properties as of December 31, 2013:

					2013 Net Production
	Net acreage	Average working interest %	Gross producing wells	Net proved reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Oklahoma	4	2.4%	1	1,293	8.67	709.20
Louisiana	679	13.2%	3	15,562	2,849.09	8,111.50
Texas	59	4.4%	2	430	105.45	638.05
Total U.S.	742	11.1%	6	17,285	2,963.21	9,458.75
Colombia	49,025	12.5%	—	—	—	—
Total	49,767	12.4%	6	17,285	2,963.21	9,458.75

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Gulf Coast region of Louisiana and Texas.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

●	East Baton Rouge Parish — we hold (i) a 4.557% royalty interest in 2,485 royalty acres, as well as a 3.547% royalty interest in the Crown Paper #01 well, and (ii) a 5% working interest in a 1,300+ net acre lease block on which a 11,000 foot test of the Bol Mex and Nonioin Struma 1, 2, 3, 4 and 5 sands was drilled in early 2014 and is awaiting completion.

●	Plaquemines Parish — we hold a 1.8% working interest in the SL 180771 well and prospect which covers 300 gross acres.

●	Vermilion Parish — we hold a 1.5% working interest in a 450+ net acre lease block on which a 15,000 foot test of the Discorbis 1, 2, 3, 4 and 5 sands in planned for the first half of 2014.

●	Iberville Parish — we hold a 3% working interest in a 618 acre lease block in Iberville Parish, Louisiana. A 13,500 foot test of the Cib Haz Sands was successfully drilled and completed as a producer and was tested in January 2014 with production expected to commence upon construction of production facilities.

●	Jefferson Davis Parish — we hold a 10.9% working interest before payout and a 9.375% working interest after payout in a 7,000 foot well drilled in February 2014 testing the Cris H stringer and Cris H sand in Jefferson Davis Parish, Louisiana.

Texas Properties

Our principal exploration properties in Texas consist of the following:

●	Jim Hogg County — we hold a 4.375% working interest in the 340 acre Hog Heaven Prospect in Jim Hogg County, Texas. At December 31, 2013, the Hog Heaven Prospect produced gas from a single 6,200-foot well. We have no present plans to drill additional wells on the Hog Heaven Prospect.

●	Matagorda County — we hold a 2.71% working interest in the 779 acre Harrison Prospect in Matagorda County, Texas. We have no present plans to drill on the Harrison Prospect.

●	South Texas — we hold a 25% working interest in a 40 acre lease block in South Texas supported by 3-D seismic data. A 5,700 foot test of the Pettus and Yegua Sands was drilled in early 2014 and is awaiting testing and completion.

●	Jasper County — in February 2014, we acquired a 13.33% working interest before the casing point and a 10% working interest after the casing point in a 320 acre Prospect in Jasper County, Texas. A 11,950 foot test of the Wilcox 3 and 4 Sands is planned for early 2014.

- Colombian Properties:

At December 31, 2013, we held interests in multiple prospects in Colombia covering 392,205 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2013:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—
Total			392,205	—	—

At December 31, 2013 we held interests in three concessions operated by Hupecol Operating Co. in Colombia. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 392,205 acres. Our interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on a field in a concession.

As of December 31, 2013, no production had taken place on any of the fields in our then existing concessions in Colombia.

For 2014, Hupecol has advised us that they plan to drill the first two wells on the Serrania concession as well as begin seismic on the Los Picachos and Macaya concessions.  Hupecol had previously advised that those same planned operations would take place during 2013. Hupecol’s drilling and seismic plans for 2014 may change based on field conditions and other factors beyond our control or the control of Hupecol.  Our estimated net cost associated with drilling the first two wells on the Serrania concession as well as our portion of the seismic expenses related to the Los Picachos and Macaya concessions is approximately $2.5 million.

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

Seismic work on the Serrania Block was completed in 2010.  Drilling preparation and seismic processing work was performed in 2011 and 2012 in connection with the planned drilling of initial test wells on the concession. The National Hydrocarbon Agency of Colombia (the “ANH”) has granted extensions of required development commitments, including drilling of a first test well on the Serrania concession, until conditions in the area allow operations.

Los Picachos and Macaya Prospects

Our Los Picachos and Macaya prospects adjoin our Serrania concession.  Hupecol has advised us that they plan to begin seismic on the Los Picachos and Macaya concessions during 2014, subject to conditions in the area allowing operations.  The ANH has granted extensions of required development commitments, including seismic acquisition, until conditions in the area allow operations.

Drilling Activity

During 2013, we participated in the drilling of a total of one gross well, which well was in the United States.  The well was classified as exploratory. Our 2013 drilling program achieved a 100% success rate. The following table summarizes the number of wells drilled during 2013, 2012, and 2011, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.
	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	2(1)	0.032	2	0.032
Non-productive	—	—	—	—	—	—
Total development wells	—	—	2	0.032	2	0.032

Exploratory wells, completed as:
Productive	1	0.03	—	—	5	0.080
Non-productive	—	—	3	1.125	6	0.096
Total exploratory wells	1	0.03	3	1.125	11	0.176

(1)	Consists of wells drilled on the La Cuerva prospect, which were sold along with the prospect during 2012.

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2013, we had no wells in progress or awaiting completion.

In addition to the well drilled, during 2013, the operator of the Crown Paper #1 well in East Baton Rouge Parish, Louisiana successfully carried out a recompletion of the well.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2013, we owned interests in 6 gross wells. As of December 31, 2013, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	1	5
Net	0.03	0.15
Colombia
Gross	—	—
Net	—	—
Total
Gross	1	5
Net	0.03	0.15

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
Net Production:
Gas (Mcf):
United States	9,459	12,066	10,838
Colombia	—	—	—
Total	9,459	12,066	10,838
Oil (Bbls):
United States	2,963	1,032	1,092
Colombia	—	1,755	9,924
Total	2,963	2,787	11,016
Average sales price:
Gas ($ per Mcf)
United States	$4.32	$3.22	$3.90
Colombia	—	—	—
Total	4.32	3.22	3.90
Oil ($ per Bbl)
United States	103.36	105.91	97.10
Colombia	—	110.36	101.56
Total	103.36	108.71	101.12
Average production costs ($ per BOE):
United States	18.01	25.00	16.05
Colombia	—	68.00	80.13
Total	$18.01	$40.72	$65.65

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2013, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (SEC).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed
United States	11,150	36,810	17,285
Colombia	—	—	—
Total Proved Developed Reserves	11,150	36,810	17,285
Proved Undeveloped
United States	—	—	—
Colombia	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	11,150	36,810	17,285

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$733,560	$—	$733,560
Standardized measure (3)	$719,035	$—	$719,035

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2013. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2013. The average prices utilized for purposes of estimating our proved reserves were $104.80 per barrel of oil and $3.98 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Proved Undeveloped Reserves

As of December 31, 2013 and 2012, we had no proved undeveloped reserves.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions), categorized by geographical area, which we held as of December 31, 2013:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	13,317	646	1,979	96
Colombia	—	—	392,205	49,025
Total	13,317	646	394,184	49,121

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2013, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2014	—	—
December 31, 2015	—	—
December 31, 2016	1,979	96
December 31, 2017 and later	392,205	49,025
Total	394,184	49,121

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

Marketing

At December 31, 2013, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2013, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

We have had limited operating revenues and have incurred losses from operations for an extended period.

Since our 2010 sale of certain operating assets in Colombia, we have had limited operating revenues and have incurred recurring losses from operations.  Unless and until we are successful in growing our production through drilling, acquisition or otherwise, we expect to continue to experience limited operating revenues and recurring losses from operations.

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

At December 31, 2013, our estimated drilling budget for 2014 was approximately $4.7 million, principally relating to the drilling of two test wells on the Serrania prospect, shooting seismic on the Los Picachos and Macaya Concessions and funding our estimated share of drilling costs on domestic prospects.  While we believe that our cash on hand at December 31, 2013 will support or drilling budget and overhead during 2014, there is no assurance that we will not require additional financing to support drilling operations and other cash requirements during 2014 or in future years.  Our drilling budget can vary substantially based on the timing and results of drilling operations as well as determinations to participate in the drilling and development of new prospects. We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2014 drilling budget and to support future acquisitions and development activities.

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

Our stock has suffered significant declines over the past several years mirroring, among other things, the delays in drilling and ultimate determination to cease completion efforts on test wells on the CPO 4 prospect and the announcement that the SEC is conducting an investigation of our company.

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

At December 31, 2013, our directors and executive officers owned approximately 22% of our outstanding common stock. As a result, our current directors and executive officers are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. Such level of control of the Company may delay or prevent a change of control on terms favorable to the other shareholders and may adversely affect the voting and other rights of other shareholders.

We may incur costs and be subject to sanctions and uncertainties relating to the ongoing investigation of our company by the SEC.

We are the subject of an ongoing formal investigation by the SEC.  Pursuant to the investigation, we received subpoenas issued by the SEC calling for the testimony of our principal officers and the delivery of certain documents.  The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010.   After investigation by the SEC of possible violations of the federal securities laws, in August 2013, we, and our CEO, received a so-called “Wells” notice advising that the staff of the SEC has made a preliminary recommendation to initiate an enforcement action and providing the opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed.  The commencement of an enforcement action and an ultimate finding that we have violated the U.S. securities laws would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We could be negatively impacted by securities class action complaints.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers, which we refer to as the Silverman litigation.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the first test well on the CPO 4 prospect. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. In August 2013, our motion to dismiss the Silverman litigation was granted after which the plaintiffs filed an appeal of such motion.  The case remains pending on appeal. It will take time and money to defend against this suit and may distract us from more productive activities. We may not be successful in defending this litigation, and insurance proceeds may not be sufficient to cover any liability under such claims.  If the plaintiffs in the Silverman litigation, or the plaintiffs in any other class action litigation, are successful in their litigation, the payment by us of damages, interest, attorneys’ fees and costs would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, we filed a motion to dismiss and, on August 22, 2013, the court granted our motion and dismissed the complaint. The plaintiffs have since filed a Notice of Appeal of the dismissal of the complaint and the appeal is presently pending before the U.S. Court of Appeals for the Fifth Circuit. We believe all of the claims in the consolidated class action lawsuits are without merit and intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

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

At December 31, 2013, the Company was the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and has focused on matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  The Company has presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.  On August 29, 2013, the Company and John Terwilliger received a “Wells” notice advising them that the staff of the SEC has made a preliminary recommendation to initiate an enforcement action and providing them an opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE MKT (“NYSE”) under the symbol “HUSA.” The following table sets forth the range of high and low sale prices of our common stock for each quarter during the past two fiscal years.

		High	Low
Calendar Year 2013	Fourth Quarter	$0.35	$0.23
	Third Quarter	0.39	0.24
	Second Quarter	0.48	0.18
	First Quarter	0.36	0.20

Calendar Year 2012	Fourth Quarter	$1.06	$0.19
	Third Quarter	1.65	0.78
	Second Quarter	5.35	0.75
	First Quarter	14.73	5.02

At March 3, 2014, the closing price of the common stock on NYSE MKT was $0.38 per share.

Holders

As of March 3, 2014, there were approximately 3,029 shareholders of record of our common stock.

Dividends

No dividends were paid during calendar years 2012 or 2013. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,592,832	$4.07	3,907,168
Equity compensation plans not approved by security holders	—	—	—

	2,592,832	4.07	3,907,168

(1)	Consists of 500,000 shares reserved for issuance under the Houston American Energy Corp. 2005 Stock Option Plan and 6,000,000 shares reserved for issuance under the Houston American Energy 2008 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Drilling Activity

During 2013, we drilled one well in Iberville Parish, Louisiana.  The well was successfully completed in December 2013, tested in January 2014 and is awaiting hook up with production expected to commence in the second quarter of 2014.

At December 31, 2013, we had no wells drilling.

Subsequent to December 31, 2013, we (1) successfully drilled and completed a 7,000 foot test well in Jefferson Davis Parish, Louisiana with the well awaiting testing and hook up before anticipated commencement of production; (2) successfully drilled an 11,000 foot test well in East Baton Rouge Parish, Louisiana with the well awaiting testing and completion; (3) successfully drilled a 5,700 foot test well in South Texas with the well undergoing testing and awaiting completion; and (4) drilled a 4,000 foot dry hole in South Texas.

Sale of La Cuerva and LLA 62 Blocks

During the first quarter of 2012, we sold all of our interest in Hupecol Cuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

HC, LLC sold for $75 million, adjusted for working capital.  13.3% of the sales price of HC, LLC were placed in escrow to fund potential claims arising from the sale.  Pursuant to our 1.6% ownership interest in HC, LLC, we received 1.6% in the net sale proceeds after deduction of commissions, overriding royalty interest, and transaction expenses; subject to the escrow holdback and a further contingency holdback by Hupecol of 1.3% of the sales price.  Following completion of the sale of HC, LLC, we have no continuing interest in the La Cuerva and LLA 62 blocks.

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

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per common share for 2012 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro-Forma Information:	2012

Oil and gas revenue	$148,163
Loss from operations	$(56,566,181)
Net loss	$(56,847,211)

Basic and diluted loss per common share	$(1.47)

CPO 4 Termination

During 2013, we made no capital expenditures with respect to the CPO 4 prospect in Colombia but entered into a Settlement Agreement with SK Innovation, operator and principal owner of the CPO 4 prospect.  Pursuant to the terms of the Settlement Agreement, we terminated, and agreed to convey to SK Innovation, our entire interest in the CPO 4 prospect and we and SK Innovation agreed to release any and all claims each may have against the other under the Operating Agreement with respect to the CPO 4 prospect. We were relieved of any and all obligations under past, present and future capital calls relating to the CPO 4 prospect, including accrued cash calls at December 31, 2012 of $3,219,128. Our balance sheet reflects a reduction in the cash call obligation and an increase in accumulated depletion, depreciation, amortization and impairment, each in the amount of $3,219,128. In conjunction with the termination of our interest in the CPO 4 Block, during 2013, we terminated a standby letter of credit obligation and $3,056,250 of funds posted as collateral to secure a standby letter of credit and previously recorded as restricted cash was returned to us.

Colombian Developments – Serrania, Los Picachos and Macaya

During 2013, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $172,252.  During 2014, we anticipate drilling two test wells on the Serrania concession, and have budgeted approximately $2.0 million as our share of capital costs in connection with these activities.

In addition, we anticipate shooting approximately 83.6 kilometers of 2-D seismic on the Los Picachos concession and approximately 201.9 kilometers of 2-D seismic on the Macaya Concession during 2014.  In connection with these seismic acquisitions, we have budgeted approximately $1.2 million as our share of costs in connection with the planned seismic shoots.  The budget for all 3 blocks is contingent on conditions in the areas allowing operations.

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

During 2013, we drilled and completed one domestic well, a 13,500’ test of the Cib Haz Sands in Iberville Parish, Louisiana.  The well was successfully drilled and completed and, in January 2014, tested at 384 barrels of oil, 565 mcf of natural gas and no water.  We own a 3% working interest in the well and 618 acre lease block.

As of December 31, 2013, we had agreed to participate in 5 additional prospects, each of which has commenced drilling, or is expected to commence drilling during 2014, as follows:

●
In South Texas, a 4,000’ test of the Lower Hockley Sand was drilled as a dry hole.  The prospect is within a 179 acre lease block supported by 3-D seismic.  A second similar prospect has been identified on the lease block.  We will own a 7.2% working interest in the well and acreage.

●	In Jefferson Davis Parish, Louisiana, a 7,000’ test of the Cris H stringer and Cris H sand was drilled and completed with the objective of gaining structure on existing productive oil wells. We will own a 10.9% working interest in the well before payout and a 9.375% working interest after payout.

●	In Vermilion Parish, Louisiana, a 15,000' test of the Discorbis 1, 2, 3, 4 and 5 sands is planned in a double upthrown fault closure. We will own a 1.5% working interest in the test well and 450+ net acre lease block.

●	In East Baton Rouge Parish, Louisiana, a 11,000' test of the Bol Mex and Nonion Struma 1, 2, 3, 4 and 5 sands was drilled in a downthrown fault closure and is awaiting completion. The well was planned to test by-passed pay as well as untested sands in the fault block which produce in nearby fields. We will hold a 5% working interest in the test well and 1,300+ net acre lease block.

●	In South Texas, a 5,700' test of the Pettus and Yegua Sands on a 40 acre lease was drilled based on 3D seismic data and is awaiting testing and completion. We will hold a 25% working interest in the test well. Nearby wells produce oil and/or natural gas from these zones.

Our costs for the above test wells are expected to total approximately $1.5 million.  As of December 31, 2013, we had incurred $776,738 of drilling costs associated with the planned test wells.

In February 2014, we acquired a 13.33% working interest before the casing point and a 10% working interest after the casing point in a 320 acre prospect in Jasper County, Texas. A 11,950 foot test of the Wilcox 3 and 4 Sands is planned for early 2014.  Our acquisition and dry hole costs for the test well are estimated at $400,000.

During the second quarter of 2013, the operator of the Crown Paper #1 well in the Profit Island Field in East Baton Rouge Parish, Louisiana successfully carried out a recompletion of the well.  We hold a 3.5475% royalty interest in the well. As a result of the recompletion, production from the well was down for the first half of 2013 but has increased since the middle of the second quarter of 2013. During 2013, our royalties attributable to the well increased to $320,686 from $103,131 during the 2012.  As of December 31, 3013, the well had achieved pay out.

Colombian Tax

During 2012, we engaged our tax advisors in Colombia to evaluate certain tax and other filings made in Colombia by them and other advisors for 2009, 2010 and 2011.  Our advisors identified inconsistencies between tax and non-tax filings with respect to equity investments made by us in Colombia.  Based on guidance from our advisors, during 2012 we recorded a one-time foreign tax liability of $1,883,266 of which $1,693,085 was paid during 2013 and the remaining balance is expected to be paid over the next twelve months, relating primarily to a newly enacted Colombian equity tax measure based on the equity of our Colombian branch as of January 1, 2011.

Tax Refund

During 2013, we received a U.S. income tax refund of approximately $3.3 million attributable to the amendment of our 2010 federal tax return to carry back net operating losses from 2011 and 2012.

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

With approval of the increase in shares reserved under the 2008 Equity Incentive Plan, 915,525 options granted during 2012 became exercisable.  In addition, in June 2013, we granted 1,200,000 stock options to employees and 100,000 stock options to non-employee directors.  As a result of such grants and approval of the increase in shares reserved under the plan and resulting exercisability of 2012 option grants, we recognized $482,969 of compensation expense during 2013, in addition to stock compensation expense attributable to the amortization of unrecognized stock-based compensation from prior year grants.

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

Under the Production Incentive Compensation Plan, the committee may establish one or more Pools and designate employees and consultants to participate in those Pools and designate prospects and wells, and a defined percentage of our revenues from those wells, to fund those Pools.  Only prospects acquired on or after establishment of the Plan, and excluding all prospects in Colombia, may be designated to fund a Pool.  The maximum percentage of our share of revenues from a well that may be designated to fund a Pool is 2% (the “Pool Cap”); provided, however, that with respect to wells with a net revenue interest to the 8/8 of less than 73%, the Pool Cap with respect to such wells shall be reduced on a 1-for-1 basis such that no portion of our revenues from a well may be designated to fund a Pool if the NRI is 71% or less.

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

Legal Proceedings

At December 31, 2013, we were the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, we received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of our officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. We received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and has focused on matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  We have presented information supporting our disclosure relative to resource potential on the CPO 4 prospect.  On August 29, 2013, we, and John Terwilliger, received a “Wells” notice advising that the staff of the SEC has made a preliminary recommendation to initiate an enforcement action and providing them an opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed. We have cooperated fully, and are committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff. On January 14, 2013, we filed a motion to dismiss and, on August 22, 2013, the court granted our motion and dismissed the complaint. The plaintiffs have since filed a Notice of Appeal of the dismissal of the complaint and the appeal is presently pending before the U.S. Court of Appeals for the Fifth Circuit.  We believe all of the claims in the consolidated class action lawsuits are without merit and intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed. We expect to incur costs and to devote management time and resources to defending such lawsuits.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2013. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2013 and 2012:

	At December 31, 2013	At December 31, 2012
Acquisition costs	$1,366,222	$972,885
Evaluation costs	2,435,820	4,836,412
Total	$3,802,042	$5,809,297

The carrying value of unevaluated oil and gas prospects includes $1,789,536 and $4,836,412 expended for properties in South America at December 31, 2013 and December 31, 2012, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Oil and Gas Revenues. Total oil and gas revenues decreased 16%, to $347,139, in 2013, from $411,349, in 2012.

The decrease in revenue was due to the 2012 sale of our interest in the La Cuerva block partially offset by increased royalties following recompletion of the Crown Paper #1 well.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2013 and 2012:

	2013	2012
Gross producing wells	6	6
Net producing wells	0.18	0.19
Net oil production (Bbls)	2,963	2,787
Net gas production (Mcf)	9,459	12,066
Oil—Average sales price per barrel	$103.36	$108.71
Gas—Average sales price per mcf	$4.32	$3.22

The change in gross and net producing wells and production reflects the sale, during the first quarter of 2012, of our interest in wells associated with the La Cuerva block.

The change in average sales prices realized reflects fluctuations in global commodity prices.

Oil and gas sales revenues for 2013 and 2012 by region were as follows:

	Colombia	U.S.	Total
2013
Oil sales	$—	$306,278	$306,278
Gas sales	$—	$40,861	$40,861
2012
Oil sales	$263,185	$109,298	$372,483
Gas sales	$—	$38,865	$38,865

 Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, decreased 58.1% to $81,774 in 2013 from $195,381 in 2012.

The decrease in total lease operating expenses was attributable to the 2012 sale of our interest in the La Cuerva block partially offset by higher severance taxes and compression fees following recompletion of the Crown Paper #1 well.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2013	$—	$81,774	$81,774
2012	$118,788	$76,593	$195,381

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Joint Venture Expenses. Joint venture expenses totaled $0 in 2013 compared to $3,244 in 2012. Joint venture expenses represent our allocable share of the indirect field operating and region administrative expenses billed by Hupecol.  The decrease in joint venture expenses was attributable to reduced allocated administrative costs following the March 2012 divestiture of assets operated by Hupecol.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 63% to $24,954 in 2013 from $66,971 in 2012. The decrease in depreciation and depletion was due to the 2012 sale of assets discussed above.

Gain (Loss) on Sale of Oil and Gas Properties. The sale of our indirect interests in Hupecol Cuerva, LLC and post-closing price adjustments related to the sale resulted in a gain of $387,314 during 2012 and a gain of $45,475 during 2013.

Impairment Expense.  Termination of our testing and completion efforts on, and abandonment of, three test wells on our CPO 4 block resulted in impairment expense of $46,235,574 during 2012.

General and Administrative Expenses. General and administrative expense decreased by 32% to $3,417,292 in 2013 from $5,027,024 in 2012. The change in general and administrative expense reflects a combination of (1) a decrease in non-cash stock based compensation (down $509,396) reflecting lower stock price and a resulting lower value of equity grants, and (2) decreased cash compensation (down $553,213) attributable to elimination of bonuses paid during 2013 and the termination of two officers.

Bad Debt Expense.  Bad debt expense decreased to $86,507 in 2013 from $3,951,370 in 2012.  Bad debt expense in 2013 related to our inability to obtain reimbursement of expenses disbursed by Hupecol, from an escrow held on our behalf, to pay certain operating expenses of the purchaser of HDC, LLC. Bad debt expense in 2012 related to Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect.

Foreign Equity Tax.  During 2012, we recorded a one-time foreign equity tax expense of $1,689,039 relating to a newly enacted Colombian equity tax measure based on the equity of our Colombian branch as of January 1, 2011.

Other Income (Expense). Other income (expense) consists of interest earned on cash balances net of other bank fees. Net other expense totaled ($32,158) in 2013 as compared to $73,319 in 2012. The change was attributable to reduced interest income during 2013 reflecting lower interest rates and lower cash holdings, partially offset by interest received on tax refunds.

Income Tax Expense/Benefit. We reported income tax benefit of $(12,274) in 2013 as compared to income tax expense of $216,923 in 2012.  The change in income tax expense was attributable to lower tax obligations in 2013.

Financial Condition

Liquidity and Capital Resources. At December 31, 2013, we had a cash balance of $7,578,730 and working capital of $9,316,486 compared to a cash balance of $5,626,345 and working capital of $9,144,869 at December 31, 2012. The increase in cash during 2013 was attributable to the receipt of a tax refund and release of restricted cash partially offset by operating losses incurred during 2013 and investments to support planned drilling operations.  The increase in working capital was attributable to our settlement with SK Innovation terminating our interest in the CPO 4 prospect and release of our cash call commitment obligation totaling $3,219,128 at December 31, 2012.

Cash Flows. Operating activities used $103,434 of cash during 2013 compared to $2,620,837 of cash used during 2012. The decrease in cash used in operations was primarily attributable to tax refunds received during 2013 totaling approximately $3.3 million and a reduced operating loss.

Investing activities provided $2,055,819 of cash during 2013 as compared to $23,041,556 of cash used during 2012. Funds provided by investing activities during 2013 reflects the release, following termination of our interest in the CPO 4 block, of restricted cash in the amount of $3,056,250 securing a standby letter of credit obligation to secure performance relative to the CPO 4 block, partially offset by investments in oil and gas properties. Funds used in investing activities during 2012 principally reflect investments in oil and gas properties and assets of $26,033,065 and purchases of marketable securities of $156,817 partially offset by proceeds from sale of securities of $660,625, escrow receivable of $1,460,633 and proceeds from the sale of our interest in Hupecol Cuerva, LLC of $1,027,068.

Financing activities provided $21,358,454 of cash during 2012 from our May 2012 and October 2012 offerings of common stock and warrants.

Long-Term Liabilities. At December 31, 2013, we had long-term liabilities of $8,424 as compared to $201,270 at December 31, 2012. Long-term liabilities at December 31, 2013 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures.  During 2013, we invested $1,219,917 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $172,252, and (2) costs on U.S. properties of $1,047,665. Of the amount invested, we capitalized $8,044 to oil and gas properties subject to amortization, and $1,211,873 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $172,252 and leasehold cost in the U.S. of $262,883, drilling cost of $762,451 and lease equipment of $14,287.

Planned Capital and Exploration Spending. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand.

Our estimated capital expenditure budget for 2014 is approximately $5.1 million and relates to the anticipated drilling of two test wells on the Serrania concession ($2.0 million), seismic shoots on the Los Picachos and Macaya concessions ($1.2 million) and drilling of test wells on six domestic concessions ($1.9 million).  Drilling and seismic plans for 2014 may change based on field conditions and other factors beyond our control or the control of the operators of our prospects and, as such, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

We anticipate that our cash on hand will be adequate to fully fund our operations during 2014, including our capital expenditure budget. However, depending on the ultimate cost and results of our drilling operations, it is possible that we will require additional capital to fully fund our future drilling budget and operations.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future acquisitions and development activities.

Contractual Obligations. At December 31, 2013, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2013:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$312,866	$91,432	$230,434	$—	$—

Total	$312,866	$91,432	$230,434	$—	$—

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

Additionally, during 2013, we adopted our Production Incentive Compensation Plan pursuant to which up to 2% of our share of revenues from qualifying domestic properties may be paid as compensation to recipients of award grants under the plan.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2013.

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

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements.”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2013, and their ages and positions as of that date, are as follows:

Name	Age	Position
John F. Terwilliger	66	President, Chief Executive Officer and Chairman

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements.”

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Form of Common Stock Purchase Warrant, dated May 8, 2012	8-K	05/03/12	4.1

4.3	Form of Class A Common Stock Purchase Warrant, dated October 4, 2012	8-K	10/03/12	4.1

4.4	Form of Class B Common Stock Purchase Warrant, dated October 4, 2012	8-K	10/03/12	4.2

10.1	Houston American Energy Corp. 2005 Stock Option Plan*	8-K	08/16/05	10.1

10.2	Form of Director Stock Option Agreement*	8-K	08/16/05	10.2

10.3	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.4	Employment Agreement of Kenneth Jeffers*	10-K	03/15/11	10.6

10.5	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.6	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of GBH CPAs, PC				X

23.2	Consent of Lonquist & Co., LLC				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC				X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 14, 2014

	By:	/s/ John F. Terwilliger
John F. Terwilliger President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Terwilliger	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)	March 14, 2014
John F. Terwilliger

/s/ O. Lee Tawes, III
O. Lee Tawes, III	Director	March 14, 2014

/s/ Stephen Hartzell
Stephen Hartzell	Director	March 14, 2014

/s/ John P. Boylan
John P. Boylan	Director	March 14, 2014

/s/ Keith Grimes	Director	March 14, 2014
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Houston American Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 14, 2014

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$7,578,730	$5,626,345
Restricted cash – letter of credit	—	3,056,250
Accounts receivable – other	—	3,436,305
Escrow receivable – current	1,921,217	2,095,228
Prepaid expenses and other current assets	46,175	36,539
TOTAL CURRENT ASSETS	9,546,122	14,250,667

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	50,320,591	47,093,419
Costs not being amortized	3,802,042	5,809,297
Office equipment	90,004	90,004
Total	54,212,637	52,992,720
Accumulated depletion, depreciation, amortization, and impairment	(50,349,833)	(47,105,751)
PROPERTY AND EQUIPMENT, NET	3,862,804	5,886,969
Other assets	3,167	3,167
TOTAL ASSETS	$13,412,093	$20,140,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,119	$84,740
Accrued cash call to operator	—	3,219,128
Accrued expenses	31,336	90,923
Taxes payable	190,181	1,711,007
TOTAL CURRENT LIABILITIES	229,636	5,105,798

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	8,424	7,872
Taxes Payable long-term	—	193,398
TOTAL LONG-TERM LIABILITIES	8,424	201,270
TOTAL LIABILITIES	238,060	5,307,068

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 52,169,945 and 52,180,045 shares issued and outstanding, respectively	52,170	52,180
Additional paid-in capital	65,477,046	63,963,257
Accumulated deficit	(52,355,183)	(49,181,702)
TOTAL SHAREHOLDERS’ EQUITY	13,174,033	14,833,735
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,412,093	$20,140,803

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

OIL AND GAS REVENUE	$347,139	$411,349

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	81,774	195,381
Joint venture expense	—	3,244
Depreciation and depletion	24,954	66,971
Impairment of oil and gas properties	—	46,235,574
Bad debt expense	86,507	3,951,370
Foreign Equity Tax	—	1,689,039
Loss on sale of securities	—	97,267
General and administrative expense	3,417,292	5,027,024
Total operating expenses	3,610,527	57,265,870

Gain on sale of oil and gas properties	45,475	387,314

Loss from operations	(3,217,913)	(56,467,207)

OTHER INCOME (EXPENSE)
Interest income	33,238	10,844
Other expense	(1,080)	(84,163)
Total other income (expense)	32,158	(73,319)

Net loss before taxes	(3,185,755)	(56,540,526)

Income tax expense (benefit)	(12,274)	216,923
Net loss	$(3,173,481)	$(56,757,449)
Basic and diluted net loss per common share outstanding	$(0.06)	$(1.46)
Basic and diluted weighted average number of common shares outstanding	52,175,677	38,799,434

COMPREHENSIVE LOSS
Net loss	$(3,173,481)	$(56,757,449)
Unrealized gain on marketable securities	—	(106,371)
Net comprehensive loss	$(3,173,481)	$(56,863,820)

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2011	31,165,230	$31,165	$40,602,643	$7,575,747	$106,371	$48,315,926
Stock issued for -
May 2012 offering	6,200,000	6,200	13,137,800	—	—	13,144,000
October 2012 offering	14,814,815	14,815	9,985,185	—	—	10,000,000
Offering costs	—	—	(1,785,546)	—	—	(1,785,546)
Options issued to directors	—	—	312,286	—	—	312,286
Options issued to employees	—	—	1,463,467	—	—	1,463,467
Restricted stock issued to employees	—	—	247,422	—	—	247,422
Other comprehensive income	—	—	—	—	(106,371)	(106,371)
Net loss	—	—	—	(56,757,449)	—	(56,757,449)
Balance at December 31, 2012	52,180,045	52,180	63,963,257	(49,181,702)	0	14,833,735

Options issued to directors	—	—	72,399	—	—	72,399
Options issued to employees	—	—	1,284,240	—	—	1,284,240
Restricted stock issued to employees	—	—	157,140	—	—	157,140
Restricted stock cancelled	(10,100)	(10)	10	—	—	—
Net loss	—	—	—	(3,173,481)	—	(3,173,481)
Balance at December 31, 2013	52,169,945	$52,170	$65,477,046	$(52,355,183)	$0	$13,174,033

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,173,481)	$(56,757,449)

Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and depletion	24,954	66,971
Stock-based compensation	1,513,779	2,023,175
Deferred tax expense (benefit)	—	3,195,583
Accretion of asset retirement obligation	552	924
Amortization of deferred rent	—	(3,620)
Gain on sale of oil and gas properties	(45,475)	(387,314)
Impairment of oil and gas properties	—	46,235,574
Bad debt expense	86,507	3,951,370
Loss on sale of securities	—	97,267
Change in operating assets and liabilities:
Decrease in accounts receivable	—	319,016
Increase in income tax refund receivable	3,349,798	(3,344,126)
Increase in prepaid expense and other current assets	(9,636)	(12,547)
(Decrease) increase in accounts payable and accrued expenses	(136,208)	117,008
Foreign equity taxes payable	(1,714,224)	1,877,331
Net cash used in operations	(103,434)	(2,620,837)

CASH FLOW FROM INVESTING ACTIVITIES
Release of restricted cash	3,056,250	—
Payments for acquisition and development of oil and gas properties and assets	(1,219,917)	(26,033,065)
Proceeds from sale of Colombian properties, net of expenses	45,475	1,027,068
Proceeds from sale of securities	—	660,625
Purchase of marketable securities	—	(156,817)
Proceeds from escrow receivable, net	174,011	1,460,633
Net cash provided by (used in) investing activities	2,055,819	(23,041,556)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock and warrants	—	23,144,000
Common stock offering costs	—	(1,785,546)
Net cash provided by financing activities	—	21,358,454

INCREASE (DECREASE) IN CASH	1,952,385	(4,303,939)
Cash, beginning of year	5,626,345	9,930,284
Cash, end of year	$7,578,730	$5,626,345

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$1,726,498	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development costs	$(3,219,128)	$3,219,128,
Sales price of oil and gas properties placed in escrow	—	166,995
Unrealized gain (loss) on available for sale securities	—	(106,371)
Cancellation of stock	(10)	—

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of approximately $7.3 million in excess of the FDIC’s current insured limit of $250,000 at December 31, 2013 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary.  In evaluating the need for an allowance, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made.  As of December 31, 2013, the Company evaluated their receivables and determined an allowance was not required.

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil, and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less of the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceeds the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2013 or 2012.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $12,111 and $49,391 for the years ended December 31, 2013 and 2012, respectively and accumulated amortization, depreciation and impairment was $50,274,501 and $47,043,262 at December 31, 2013 and 2012, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2013 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $12,843 and $17,580 for 2013 and 2012, respectively, and accumulated depreciation was $75,332 and $62,489 at December 31, 2013 and 2012, respectively.

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

For the year ended December 31, 2013, outstanding options to purchase 2,592,832 shares of common stock were excluded from the calculation of diluted net loss per share because they were dilutive. For the year ended December 31, 2012, outstanding options to purchase 2,443,057 shares of common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

At December 31, 2013, 46.5% of the Company’s net oil and gas property investment, and 0% of its revenue for the year ended December 31, 2013, was with or derived from interests operated in Colombia.

For 2013, our oil production from the Company’s mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2013 and 2012, respectively.

Subsequent Events

The Company evaluated subsequent events from December 31, 2013 through the date the consolidated financial statements were issued.

Recent Accounting Developments

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2—ACCOUNTS RECEIVABLE—OTHER

Gulf United Energy, Inc.

In connection with the Company’s acquisition in July 2010 of an additional 12.5% interest in the approximately 345,452 acre CPO 4 Block in the Llanos Basin of Columbia and which is operated by SK Innovation Co. LTD (“SK Innovation”), the Company entered into a separate agreement with Gulf United Energy, Inc. (“Gulf United”) whereby the Company waived its right of first refusal under the CPO 4 Block Joint Operating Agreement for the specific purpose of permitting Gulf United to acquire from SK Innovation a 12.5% interest in the CPO 4 Block. Under the agreement with Gulf United, as a condition of the Company’s agreement to waive its preferential rights, Gulf United agreed to pay to the Company, not later than 30 days following ANH approval, (i) the Company’s 12.5% share of Past Costs (as defined in the Farmout Agreement with SK Innovation) incurred through July 31, 2010, and (ii) the Company’s 25% share of seismic acquisition costs incurred through July 31, 2010, or a total of $3,951,370.  The amount due from Gulf United was classified as accounts receivable – other in the accompanying balance sheet as of December 31, 2012.

As a result of Gulf United Energy’s delinquency in satisfying its financial obligations with respect to the CPO 4 prospect, during the year ended December 31, 2012, the Company wrote-off the receivable from Gulf United for $3,951,370 and recorded bad debt expense.

Hupecol Operating, LLC

During 2011, Hupecol Operating, LLC (“Hupecol”) disbursed funds from a 5% contingency escrow established with a portion of the proceeds from the sale of Hupecol Dorotea & Cabiona Holdings, LLC (“HDC, LLC”), to pay certain operating expenses incurred on behalf of the purchaser of these entities.  Hupecol sought reimbursement from the purchaser for these expenses as part of the post-closing process but to date has been unsuccessful in such efforts.  The Company established a receivable from Hupecol for the Company’s proportionate share of the escrow funds disbursed for these expenses of $86,507.  See Note 3.  As a result of the inability to recover such amounts, the amount due from Hupecol was written off as of December 31, 2013.

NOTE 3—ESCROW RECEIVABLE

At December 31, 2013 and December 31, 2012, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously held by the Company:

	Balance as of December 31, 2013
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC and HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC and HL LLC 5% Contingency	57,321	—	57,321
HC LLC 5% Contingency	13,938	—	13,938
TOTAL	$1,921,217	$—	$1,921,217

	Balance as of December 31, 2012
Description	Current	Noncurrent	Total

Tambaqui Escrow	$22,029	$—	$22,029
HDC LLC and HL LLC 15% Escrow	1,827,929	—	1,827,929
HDC LLC and HL LLC 5% Contingency	57,321	—	57,321
HC LLC 14.66% Escrow	151,048	—	151,048
HC LLC 5% Contingency	36,901	—	36,901
TOTAL	$2,095,228	$—	$2,095,228

The principal escrow receivables relate to the sale of HC LLC (see Note 5 below) and the 2010 sale of HDC LLC and Hupecol Llanos LLC (“HL LLC”).

Hupecol Cuervo, LLC

Changes in escrow receivables during 2013 reflect the release of $151,048 from the HC LLC 14.66% escrow and $22,964 from the HC LLC 5% contingency.

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

As of December 31, 2013 and 2012, $1,921,217 and $2,095,228 was recorded as escrow receivable – current. Subsequent to December 31, 2013, the Company collected $1,614,290 of the escrow receivable (see Note 12).

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

The following table presents pro forma data that reflects revenue, income from continuing operations, net loss and loss per common share for 2012 as if the HC, LLC sale had occurred at the beginning of each period and excludes the gain on sale.

Pro-Forma Information (unaudited):	2012

Oil and gas revenue	$148,163
Loss from operations	$(56,566,181)
Net loss	$(56,847,211)

Basic and diluted loss per common share	$(1.47)

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

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2013 included the following:

	North America	South America	Total
Leasehold acquisition costs	$1,234,888	$131,335	$1,366,223
Geological, geophysical, screening and evaluation costs	777,618	1,658,201	2,435,819

Total	$2,012,506	$1,789,536	$3,802,042

Unevaluated oil and gas properties not subject to amortization at December 31, 2012 included the following:

	North America	South America	Total
Leasehold acquisition costs	$972,005	$2,015,850	$2,987,855
Geological, geophysical, screening and evaluation costs	880	2,820,562	2,821,442

Total	$972,885	$4,836,412	$5,809,297

NOTE 6—Asset Retirement Obligation

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2013 and 2012. The ARO liability in the table below includes amounts classified as both current and long-term at December 31, 2013 and 2012.

	North America Years Ended December 31		South America Years Ended December 31
	2013	2012	2013	2012
ARO liability at January 1	$7,872	$7,320	$—	$34,099
Accretion expense	552	552	—	372
Liabilities incurred from drilling	—	—	—	—
Liabilities settled—assets sold	—	—	—	(34,471)
Changes in estimates	—	—	—	—

ARO liability at December 31,	$8,424	$7,872	$—	$—

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

October 2012 Offering

In October 2012, the Company sold 14,814,815 units, with each unit consisting of one of our common shares, one Class A Warrant and one Class B Warrant, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $828,000 recorded as cost of capital, in a "registered direct" public offering.  The investors purchased the units at a purchase price of $0.675 per unit. The Class A Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of six months at an exercise price of $0.81 per share.  The Class B Warrants represent the right to acquire one-half common share per warrant, or an aggregate of up to 7,407,407 common shares for a period of three years at an exercise price of $0.90 per share.

NOTE 8—STOCK-BASED COMPENSATION

On August 12, 2005, the Company’s Board of Directors adopted the Houston American Energy Corp. 2005 Stock Option Plan (the “2005 Plan”). The terms of the 2005 Plan allow for the issuance of up to 500,000 options to purchase 500,000 shares of the Company’s common stock.

In 2008, the Company’s Board of Directors adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan” and, together with the 2005 Plan, the “Plans”). The terms of the 2008 Plan allowed for the issuance of up to 2,200,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

During 2012 and 2013, the Company’s board of directors and shareholders adopted amendments to the Company’s 2008 Equity Incentive Plan to increase the shares reserved to 6,000,000 shares.

Stock Option Activity

During 2012, the Company granted 325,000 options to non-employee directors and 1,200,000 options to employees.

300,000 of the options granted to non-employee directors vested 20% on the grant date and vested as to the remaining 80% nine months from the grant date, have a ten year life and have an exercise price of $1.65 per share. Of those options, 155,475 were exercisable commencing 6 months from the date of grant and 144,525 were exercisable on and after shareholder approval of the amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to non-employee directors, excluding grants that were subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $128,328 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.35%, (2) expected life in years of 2.83, (3) expected stock volatility of 84.6%, and (4) expected dividend yield of 1.21%.

25,000 of the options granted to non-employee directors were granted to a new non-employee director, vested 20% on the grant date and vested as to the remaining 80% nine months from the grant date, have a ten year life and have an exercise price of $1.18 per share. Those options have a fair value of $19,375 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.82%, (2) expected life in years of 5.835, (3) expected stock volatility of 91.70%, and (4) expected dividend yield of 1.70%.

The 1,200,000 options granted to employees vested on the grant date, have a ten-year life and have an exercise price of $1.65 per share. Of those options, 429,000 were exercisable commencing 6 months from the date of grant and 771,000 were exercisable on and after shareholder approval of the amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved under the plan to facilitate exercise. The option grants to employees, excluding grants that were subject to shareholder approval of amendment to the 2008 Equity Incentive Plan, were valued on the date of grant at $354,098 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 0.35%, (2) expected life in years of 2.83, (3) expected stock volatility of 84.6%, and (4) expected dividend yield of 1.21%.

In June 2013, the Company’s shareholders approved the amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved thereunder, resulting in the vesting of options to purchase 915,525 shares of common stock.  The options were valued on the date of shareholder approval at $164,377 using the Black-Scholes option-pricing model with the following parameters:  (1) risk-free interest rate of 1.26%, (2) expected life in years of 5.6, (3) expected stock volatility of 105%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

During 2013, options to purchase an aggregate of 100,000 shares were granted to non-employee directors and options to purchase an aggregate of 1,200,000 shares were granted to employees.

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

In July and August, 2013, respectively, the employment of two officers terminated.  As a result of such terminations, the unvested options granted those officers during 2013, covering 150,000 shares each, terminated and the same were forfeited.  The remaining options held by those officers, all of which were out-of-the-money, covering an aggregate of 1,520,000 shares, expired three months following the respective termination dates.

Option activity during 2013 and 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,833,582	$7.02
Granted	609,475	$1.63
Exercised	—	$—
Forfeited	—	$—

Outstanding at December 31, 2012	2,443,057	$5.68
Granted (1)	2,215,525	$0.86
Exercised	—	$—
Forfeited	(2,065,750)	$2.53

Outstanding at December 31, 2013	2,592,832	$4.07	6.97	$—

(1)	Includes 915,525 options granted in 2012, the exercise of which was subject to shareholder approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the shares reserved for issuance thereunder, which approval was obtained during 2013.

During 2013 and 2012, the Company recognized $1,513,779 and $1,775,753, respectively, of stock compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2013, non-vested options totaled 530,000 and total unrecognized stock-based compensation expense related to non-vested stock options was $353,555.  The unrecognized expense is expected to be recognized over a weighted average period of 0.45 years.  The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2013 is 6.97 years and 7.24 years, respectively.

As of December 31, 2013, there were 3,907,168 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period, and during 2013 and 2012, $157,140 and $247,422 was amortized to expense respectively.  As a result of the termination of two officers, 5,000 shares of restricted stock were forfeited and cancelled during 2013 with respect to each of the terminated officers.  As of December 31, 2013, there was $37,001 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a weighted average period of approximately 0.45 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for 2013 and 2012:

	2013	2012
Share-based compensation expense included in general and administrative expense	$1,513,779	$2,023,175
Earnings per share effect of share-based compensation expense	$(0.03)	$(0.05)

NOTE 9—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ending December 31, 2013 and 2012.

	2013	2012

Income (loss) before income taxes	$(3,185,755)	$(56,540,526)

Income tax expense (benefit) computed at statutory rates	$(1,115,014)	$(19,223,779)
Permanent differences, nondeductible expenses	(1,177,769)	282,547
Current Colombian tax expense	8,880	216,923
Increase (decrease) in valuation allowance	(902,498)	22,026,880
Valuation allowance (decrease) related to carryback	—	(3,345,683)
Change in tax rate	(79,409)	—
Return to accrual items	127,913	—
Foreign tax credit	3,649,259	—
Other adjustment	(21,156)	260,035
NOL adjustment	(502,480)	—
State (net of federal benefit)	—	—
Tax provision (benefit)	$(12,274)	$216,923

Total Provision
Current Federal	$—	$(3,195,583)
Current State	—	—
Deferred Federal	—	3,195,583
Deferred State	—	—
Permanent True-up	(21,154)	—
Foreign	8,880	216,923
Total provision (benefit)	$(12,274)	$216,923

At December 31, 2013 the Company has a federal tax loss carry forward of $48,582,039 and a foreign tax credit carry forward of $484,697, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2013 and 2012 are set out below.

	2013	2012
Non-Current Deferred tax assets:
Net operating loss carry forwards	$17,003,714	$12,964,068
Foreign tax credit carry forwards	484,697	4,133,956
Deferred state tax	23,277	66,505
Stock compensation	3,618,643	3,000,568
Book in excess of tax depreciation, depletion, and capitalization methods on oil and gas properties	(2,151,329)	(271,419)
Other	(83,560)	(95,738)
Colombia future tax obligations	—	—
Total Non-Current Deferred tax assets	18,895,442	19,797,940

Valuation Allowance	(18,895,442)	(19,797,940)

Net deferred tax asset	$—	$—

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol and SK Innovation. Colombia’s current income tax rate is 33%. During 2013 and 2012, we recorded foreign tax expense of $8,880 and $216,923, respectively.

Foreign Equity Tax

During 2012, we recorded a one-time foreign equity tax expense of $1,689,039 relating to a newly enacted Colombian equity tax measure based on the equity of our Colombian branch as of January 1, 2011.  For U.S. GAAP purposes, the equity tax is not considered an income tax.

NOTE 10—RELATED PARTIES

In conjunction with the Company’s efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests (ORRI) in select mineral properties of the Company, including all current and future properties in Colombia in which Messrs. Terwilliger and Tawes each hold a 1.5% ORRI. During 2013 and 2012, Mr. Terwilliger received royalty payments relating to those properties totaling $20,305 and $16,594, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $20,305 and $16,594, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017. The lease agreement requires future payments as follows:

Year	Amount
2014	91,432
2015	93,793
2016	96,162
2017	40,479

Total	321,866

Total rental expense was $97,220 and $90,194 in 2013 and 2012, respectively. The Company does not have any capital leases or other operating lease commitments.

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

On December 2, 2010, JP Morgan Chase amended the Letter of Credit to Banco de Bogota S.A. to increase the total amount of the Letter of Credit to $3,056,250.  Banco de Bogota then in turn issued an amended Stand by Letter of Credit to the Agency de National Hydrocarbons to guaranty the Company’s compliance and proper execution of the work obligations relating to the phase one (1) work program for the CPO-4 block for the Company’s 37.5% interest in the Block.  Per the amended Standby Letter of Credit issued between JP Morgan Chase and Banco de Bogota, the date of expiration was extended until April 1, 2013 and the Company is required to keep on deposit with JP Morgan Chase $3,056,250.   This increase in deposits was related to the Company increasing its interest in the CPO 4 block from 25.0% to 37.5%.  All other terms and conditions of the Letter of Credit remained unchanged.  The Company paid JP Morgan fees associated with the Standby Letter of Credit equal to 1.0% per year of the amount, equal to $32,070.  The deposit with JP Morgan Chase was classified as Restricted cash – letter of credit in the accompanying balance sheet as of December 31, 2012.  Due to the settlement agreement with SK Innovation in which the Company assigned its 37.5% interest in the CPO-4 prospect, the Company did not renew the Letter of Credit and, during 2013, funds securing the Letter of Credit, in the amount of $3,056,250, were released to the Company.

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change.

At December 31, 2013, the Company was the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and has focused on matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the CPO 4 prospect.  The Company has presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.  On August 29, 2013, the Company and John Terwilliger received a “Wells” notice advising them that the staff of the SEC has made a preliminary recommendation to initiate an enforcement action and providing them an opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, we filed a motion to dismiss and, on August 22, 2013, the court granted our motion and dismissed the complaint. The plaintiffs have since filed a Notice of Appeal of the dismissal of the complaint and the appeal is presently pending before the U.S. Court of Appeals for the Fifth Circuit. We believe all of the claims in the consolidated class action lawsuits are without merit and intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

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

NOTE 12—SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company collected $1,614,290 of escrow receivables, leaving an uncollected balance of $306,927 as of March 12, 2014.

NOTE 13—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2013 and 2012 and long-lived assets as of December 31, 2013 and 2012 attributable to each geographical area are presented below:

	2013		2012
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	347,139	2,073,268	$148,163	$1,050,557
South America	—	1,789,536	263,186	4,836,412
Total	347,139	3,862,804	$411,349	$5,886,969

NOTE 14—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2013	2012
Revenues
North America	$347,139	$148,163
South America	—	263,186
	$347,139	$411,349

Production Cost
North America	$81,774	$76,593
South America	—	118,788
	$81,774	$195,381

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2013, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$2,012,506	$1,789,536	$3,802,042
Proved properties being amortized	865,889	49,454,702	50,320,591
Accumulated depreciation, depletion, amortization and impairment	(819,799)	(49,454,702)	(50,274,501)

Net capitalized costs	$2,058,596	$1,789,536	$3,848,132

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $2.67 for the United States and $0 for South America for the year ended December 31, 2013.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2013 and 2012 are summarized below:

	2013
	United States	South America
Property acquisition costs:
Proved	$8,640	84,081
Unproved	262,883	—
Exploration costs	—	88,171
Development costs	776,142	—

Total costs incurred	$1,047,665	172,252

	2012
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	110,836	—
Exploration costs	—	25,915,741
Development costs	6,488	—

Total costs incurred	$117,324	$25,915,741

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2011	86,800	6,540	—	94,619	86,800	101,159

Extensions and discoveries	—	—	—	—	—	—
Purchase of minerals in place	—	—	—	—	—	—
Revisions of prior estimates	10,546	662	—	253	10,546	915
Sale of minerals in place	—	—	—	(93,117)	—	(93,117)
Production	(12,066)	(1,032)	—	(1,755)	(12,066)	(2,787)

Balance December 31, 2012	85,280	6,170	—	—	85,280	6,170

Purchase of minerals in place
Revisions to prior estimates	(39,011)	7,943	—	—	(39,011)	7,943
Sales of minerals in place			—	—
Production	(9,459)	(2,963)	—	—	(9,459)	(2,963)

Balance December 31, 2013	36,810	11,150	—	—	36,810	11,150

Proved developed reserves
at December 31, 2012	85,280	6,170	—	—	85,280	6,170
at December 31, 2013	36,810	11,150			36,810	11,150

Proved undeveloped reserves
at December 31, 2012	—	—	—	—	—	—
at December 31, 2013	—	—	—	—	—	—

During 2013 and 2012, the Company recorded extensions and discoveries resulting principally from its ongoing drilling operations in Colombia. As of December 31, 2013, we had no proved undeveloped (“PUD”) reserves. None of the PUD reserves as of December 31, 2012 were converted to proved developed producing reserves in 2013.  All remaining PUD reserves as of December 31, 2011 were sold during 2012 in connection with the sale of our indirect 1.6% ownership in an entity holding interests in the La Cuerva and LLA 62 blocks in Colombia.

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

Standardized measure of discounted future net cash flows at December 31, 2013:

	United States	South America	Total
Future cash flows from sales of oil and gas	$1,306,020	$—	$1,306,020
Future production cost	(357,970)	—	(357,970)
Future development cost	—	—	—
Future income tax	(14,525)	—	(14,525)
Future net cash flows	933,525	—	933,525

10% annual discount for timing of cash flow	(214,490)	—	(214,490)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$719,035	$—	$719,035

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(265,365)	—	(265,365)
Change due to revisions in standardized variables:
Income taxes	(14,525)	—	(14,525)
Accretion of discount	29,807	—	29,807
Net change in sales and transfer price, net of production costs	48,603	—	48,603
Previously estimated development costs incurred during the period	—	—	—
Changes in estimated future development costs	—	—	—
Revision and others	30,997	—	30,997
Discoveries	—	—	—
Sales of reserves in place	—	—	—
Changes in production rates and other	591,447	—	591,447

Net	420,965	—	420,965
Beginning of year	298,070	—	298,070

End of year	$719,035	$—	$719,035

Standardized measure of discounted future net cash flows at December 31, 2012:

	United States	South America	Total
Future cash inflows from sales of oil and gas	$921,070	$—	$921,070
Future production cost	(392,430)	—	(392,430)
Future development cost	—	—	—
Future income tax	—	—	—
	528,640		528,640

10% annual discount for timing of cash flow	(230,570)	—	(230,570)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$298,070	$—	$298,070

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(71,570)	(144,398)	(215,968)
Change due to revisions in standardized variables:
Income taxes	(12,911)	—	(12,911)
Accretion of discount	49,238	—	49,238
Net change in sales and transfer price, net of production costs	(62,724)	—	(62,724)
Previously estimated development costs incurred during the period	—	—	—
Changes in estimated future development costs	—	—	—
Revision and others	35,781	—	35,781
Discoveries	—	—	—
Sales of reserves in place	—	(2,505,431)	(2,505,431)
Changes in production rates and other	(42,954)	—	(42,954)

Net	(105,140)	(2,649,829)	(2,754,969)
Beginning of year	403,210	2,649,829	3,053,039

End of year	$298,070	$—	$298,070

NOTE 15—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2013
Operating revenue	$15,032	$19,223	$170,311	$142,573
Loss from operations	(785,191)	(1,296,227)	(526,248)	(610,247)
Net loss	(806,175)	(1,266,267)	(526,464)	(574,575)

Loss per common share - basic	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Loss per common share - diluted	$(0.02)	$(0.02)	$(0.01)	(0.01)

2012
Operating revenue	$320,510	$36,347	$30,752	$23,740
Income from operations	(20,633,191)	(18,654,298)	(5,910,504)	(11,269,214)
Net income	(20,668,095)	(22,022,079)	(5,935,713)	(8,131,562)

Earnings per common share - basic	$(0.66)	$(0.63)	$(0.16)	$(0.16)
Earnings per common share - diluted	(0.66)	(0.63)	(0.16)	(0.16)