Form 10-Q
period 2014-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2014-05-13
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, we had 52,169,945 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index
PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$7,499,468	$7,578,730
Escrow receivable	355,355	1,921,217
Prepaid expenses and other current assets	438,415	46,175
TOTAL CURRENT ASSETS	8,293,238	9,546,122

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	50,320,591	50,320,591
Costs not being amortized	4,746,488	3,802,042
Office equipment	90,004	90,004
Total property, plant and equipment	55,157,083	54,212,637
Accumulated depreciation, depletion, amortization and impairment	(50,356,549)	(50,349,833)
TOTAL PROPERTY AND EQUIPMENT, NET	4,800,534	3,862,804

Other assets	3,167	3,167
TOTAL ASSETS	$13,096,939	$13,412,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,550	$8,119
Accrued expenses	13,971	31,336
Taxes payable	190,181	190,181
TOTAL CURRENT LIABILITIES	219,702	229,636

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	8,562	8,424
TOTAL LIABILITIES	228,264	238,060

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,169,945 shares issued and outstanding	52,170	52,170
Additional paid-in capital	65,707,056	65,477,046
Accumulated deficit	(52,890,551)	(52,355,183)
TOTAL SHAREHOLDERS’ EQUITY	12,868,675	13,174,033
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,096,939	$13,412,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013

OIL AND GAS REVENUE	$106,023	$15,032

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	26,903	8,570
General and administrative expense	608,509	872,648
Depreciation and depletion	6,716	5,030
Total operating expenses	642,128	800,223

Gain on sale of oil and gas property	—	(86,025)

Loss from operations	(536,105)	(785,191)

OTHER INCOME (EXPENSE)
Interest income	1,473	1,806
Other expense	—	(19,138)
Total other income (expense)	1,473	(17,332)

Net loss before taxes	(534,632)	(802,523)

Income tax expense	736	3,652

Net loss	$(535,368)	$(806,175)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Based and diluted weighted average number of common shares outstanding	52,169,945	52,180,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(535,368)	$(806,175)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	6,716	5,030
Stock-based compensation	230,010	353,338
Accretion of asset retirement obligation	138	138
Gain on sale of oil and gas property	—	(86,025)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	4,813
Increase in prepaid expense	(392,240)	(222,272)
Decrease in accounts payable and accrued liabilities	(9,934)	(122,343)

Net cash used in operating activities	(700,678)	(873,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(944,446)	(134,108)
Proceeds from receipt of escrowed receivables	1,565,862	—
Proceeds from sale of oil and gas property	—	86,025

Net cash provided by (used in) investing activities	621,416	(48,083)

Decrease in cash	(79,262)	(921,579)
Cash, beginning of period	7,578,730	5,626,345
Cash, end of period	$7,499,468	$4,704,766

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$13,560	$3,652

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $7,200,380 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2014. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  For the three months ended March 31, 2014 and 2013, using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by 229,014 and 0 shares, respectively; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from March 31, 2014 through the financial statement issuance date for subsequent eventdisclosure consideration.

Index
Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ESCROW RECEIVABLE

At March 31, 2014 and December 31, 2013, the Company’s balance sheets reflected the following current escrow receivables relating to various oil and gas properties previously held by the Company:

	March 31, 2014	December 31, 2013

Tambaqui Escrow	$22,029	$22,029
HDC LLC & HL LLC 15% Escrow	308,132	1,827,929
HDC LLC & HL LLC 5% Contingency	11,256	57,321
HC LLC 5% Contingency	13,938	13,938
TOTAL	$355,355	$1,921,217

HupecolDorotea and Cabiona, LLC and Hupecol Llanos, LLC Escrow

Pursuant to the terms of the sales of HDC, LLC and HL, LLC, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The Company’s proportionate interest in the escrow deposit totaled $7,069,810, and was recorded as escrow receivable.

During the three months ended March 31, 2014, the Company collected $1,565,862 of the escrow receivable.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2014, the Company invested $944,446 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $42,973, and (2) costs on U.S. properties of $901,473. Of the amount invested, the Company capitalized $0 to oil and gas properties subject to amortization, and $944,446 to oil and gas properties not subject to amortization, attributable to preparation and evaluation cost in Colombia of $42,973, leasehold cost in the U.S. of $152,710 and drilling cost in the U.S. of $748,763.

Sale of Oil and Gas Properties

During the three months ended March 31, 2012, the Company sold all of its interest in HupecolCuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

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

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2014 and Long Lived Assets (net of depletion, amortization, and impairments) as of March 31, 2014 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2014	As of March 31, 2014
	Revenues	Long Lived Assets, Net
United States	$106,023	$2,968,024
Colombia	—	1,832,510
Total	$106,023	$4,800,534

Index
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

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2014 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2014	2,592,832	$4.07
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2014	2,592,832	$4.07	$169,750
Exercisable at March 31, 2014	2,142,832	$6.55	$97,000

No options were granted or exercised during the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company recognized $209,855 of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.  As of March 31, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was $143,670. The unrecognized expense is expected to be recognized over a weighted average period of 0.172 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2014 is 6.72 years and 6.55 years, respectively.

Shares available for issuance under the Plans as of March 31, 2014 totaled 3,907,168 shares.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during the three months ended March 31, 2014 and 2013, $20,155 and $60,916 was amortized to expense.  10,000 of the shares were forfeited and cancelled during 2013 as a result of the termination of two officers. As of March 31, 2014, there was $16,696 of unrecognized compensation cost related to unvested restricted stock.  The cost is expected to be recognized over a period of 0.20 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense included in general and administrative expense	$230,010	$353,338
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.004)	$(0.007)

Index
NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of March 31, 2014, the lease agreement requires future payments as follows:

Year	Amount
2014	68,574
2015	93,793
2016	96,162
2017	40,479
Total	$299,008

For the three months ended March 31, the total base rental expense was $23,730 in 2014 and $21,931 in 2013.  The Company does not have any capital leases or other operating lease commitments.

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change.

The Company has been the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC is investigating whether there have been any violations of the federal securities laws and has focused on matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the Company’s CPO 4 prospect in Colombia.  The Company has presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.  On August 29, 2013, the Company and John Terwilliger received a “Wells” notice advising them that the staff of the SEC has made a preliminary recommendation to initiate an enforcement action and providing them an opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed. The Company has cooperated fully, and is committed to continuing to cooperate fully, with the SEC in this matter. It is not possible at this time to predict the timing or outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs have since filed a Notice of Appeal of the dismissal of the complaint and the appeal is presently pending before the U.S. Court of Appeals for the Fifth Circuit. The Company believes all of the claims in the consolidated class action lawsuits are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2014, and consequently, recorded no U.S. income tax liability or tax expense for the three months ended March 31, 2014.

During the three months ended March 31, 2014, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

Index
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2013.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2013.  As of, and for the three months ended, March 31, 2014, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2014:

March 31, 2014
Acquisition costs	$1,528,916
Development and evaluation costs	3,217,572
Total	$4,746,488

Of the carrying value of unevaluated oil and gas prospects above, $1,832,510 was attributable to properties in the South American country of Colombia and $2,913,978 was attributable to properties in the United States.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Recent Developments

Drilling Activity

During the quarter ended March 31, 2014, we drilled 4 wells, all located in the United States, as follows:

●	a 7,000 foot test well was successfully drilled and completed in Jefferson Davis Parish, Louisiana and commenced production late in the quarter; we hold a 10.9% working interest before payout and 9.375% working interest after payout in the well;

Index
●	an 11,000 foot test well was successfully drilled in East Baton Rouge Parish, Louisiana and, at quarter end, was awaiting testing and completion; we hold a 5% working interest in the well;

●	a 5,700 foot test well was successfully drilled in South Texas and, at quarter end, was undergoing testing and awaiting completion; we hold a 25% working interest in the well; and

●	a 4,000 foot dry hole was drilled in South Texas.

At March 31, 2014, no drilling operations were ongoing.  At March 31, 2014, a well drilled and completed during 2013 in Iberville Parish, Louisiana, in which we hold a 3% working interest, was awaiting hook up with production expected to commence in the second quarter of 2014.

Subsequent to March 31, 2014, an 11,950 foot test well in Jasper County, Texas was successfully drilled and is awaiting testing and completion.

Domestic Developments

During the quarter ended March 31, 2014, we acquired an interest in an additional domestic drilling prospect, as follows:

●	a 13.33% working interest before the casing point and a 10% working interest after the casing point in a 320 acre prospect in Jasper County, Texas; an 11,950 foot test of the Wilcox 3 and 4 Sands is planned during the first half of 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $400,000.

Subsequent to March 31, 2014, we acquired interests in two additional domestic drilling prospects, as follows:

●	a 30% working interest before payout and a 25.5% working interest after payout in a 160 acre prospect in Columbia County, Arkansas, as well as an 840 acre area of mutual interest; a 4,900 foot test of the Pettet formation is planned during the second quarter of 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $118,500;

●	a 5% working interest before payout and 4% working interest after payout in a 238 acre prospect in Assumption Parish, Louisiana; a 15,200 foot test of the Rob L formation began drilling during the second quarter of 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $324,800. and

●
a 3.375% working interest after the casing point in the initial and subsequent wells on a 289 acre prospect in LaFourche and Jefferson Davis Parishes, Louisiana; a 15,000 foot test of the Cris I-2 formation is planned during 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $297,000.

The timing, depth and costs of planned domestic drilling operations are subject to many uncertainties and may vary from that indicated above.

Colombian Developments – Serrania, Los Picachos and Macaya

During the quarter ended March 31, 2014, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $42,973.

During 2014, we anticipate drilling two test wells on the Serrania concession, and have budgeted approximately $2.0 million as our share of capital costs in connection with these activities.In addition, we anticipate shooting approximately 83.6 kilometers of 2-D seismic on the Los Picachos concession and approximately 201.9 kilometers of 2-D seismic on the Macaya Concession during 2014.  In connection with these seismic acquisitions, we have budgeted approximately $1.2 million as our share of costs in connection with the planned seismic shoots.

Planned operations in Colombia during 2014, and the budget for all 3 blocks, is contingent on conditions in the areas allowing operations.

Escrow Settlements

During the quarter ended March 31, 2014, we received $1,565,862 in partial settlement of our escrow receivable relating to our prior sale of HDC LLC and HL LLC.

Index
Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 605% to $106,023 in the three months ended March 31, 2014 compared to $15,032 in the three months ended March 31, 2013.  The increase in revenue was due to recompletion of the Crown Minerals well during 2013 and commencement of production from our Jefferson Davis Parish well during the current quarter.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Gross producing wells	7	6
Net producing wells	0.30	0.19
Net oil production (bbl)	960	110
Net gas production (mcf)	3,527	1,106
Average sales price – oil (per barrel)	$92.91	$100.61
Average sales price – natural gas (per Mcf)	$4.77	$3.61

The change in well count and production reflects the Jefferson Davis Parish well coming on line during the current quarter.

The change in average sales prices realized reflects a general fluctuation in global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2014 First Quarter
Oil sales	$—	$89,210	$89,210
Gas sales	—	16,813	16,813
2013 First Quarter
Oil sales	$—	$11,039	$11,039
Gas sales	—	3,993	3,993

Lease Operating Expenses. Lease operating expenses increased 435% to $26,903 during the three months ended March 31, 2014 from $8,570 during the three months ended March 31, 2013.  The increase in total lease operating expenses was attributable to the increase in severance tax and compressor fees on the Crown Minerals well and to commencement of production from our Jefferson Davis Parish well late in the quarter.

	Colombia	U.S.	Total
2014 First Quarter	$—	$26,903	$26,903
2013 First Quarter	—	8,570	8,570

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures.  With additional domestics prospects expected to come on production during 2014, lease operating expenses in the U.S., and overall, are expected to increase in 2014.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $6,716 and $5,030 for the three months ended March 31, 2014 and 2013, respectively.  The increase is due to increase production on the Crown Minerals well and commencement of production from our Jefferson Davis Parish well late in the quarter.

Gain on sale of oil and gas property. During the three-month ended March 31, 2013, post-closing adjustments related to the 2012 sale of our indirect interests in HupecolCuerva, LLC resulted in a gain of $86,025.

General and Administrative Expenses.  General and administrative expense decreased by 30% to $608,509 during the three months ended March 31, 2014 from $872,647 during the three months ended March 31, 2013.  The decrease in general and administrative expense was primarily attributable to reduced head count and other cost control measures implemented during the second half of 2013.

Index
Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  During the three months ended March 31, 2014, we reported interest income of $1,473 as compared to net other expense of $17,332 during the three months ended March 31, 2013.  The change was attributable to expiration of Letters of Credit and an accompanying reduction in fees.

Income Tax Expense.  We reported income tax expense of $736 during the three months ended March 31, 2014 compared to income tax expense of $3,652 during the three months ended March 31, 2013.  Income tax expense during the 2014 and 2013 quarters was entirely attributable to operations in Colombia. We recorded no U.S. income tax liability in the 2014 or 2013 quarters.

Financial Condition

Liquidity and Capital Resources.  At March 31, 2014, we had a cash balance of $7,499,468 and working capital of $8,073,536, compared to a cash balance of $7,578,730 and working capital of $9,316,486 at December 31, 2013. The change in working capital during the period was primarily attributable to investments in our drilling program during the quarter as well as the operating loss for the quarter.

Operating activities used cash of $700,678 during the 2014 quarter as compared to $873,496 of cash used during the 2013 quarter.  The change in operating cash flow was primarily attributable to the reduced loss incurred during the quarter, reflecting an increase in revenues and a reduction in general and administrative expense.

Investing activities provided $621,416 during the 2014 quarter compared to $48,083 used during the 2013 quarter.  The funds provided by investing activities reflect the release of $1,565,862 of funds held in escrow from the prior sale of our interests in HDC LLC and HL, LLC, partially offset by investments in oil and gas properties totaling $944,446.

Long-Term Liabilities.  At March 31, 2014, we had long-term liabilities of $8,562 as compared to $8,424 at December 31, 2013.  Long-term liabilities at March 31, 2014 and December 31, 2013 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations of wells being brought on line during 2014.

During the three months ended March 31, 2014, we invested $944,446 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $42,973, and (2) costs on U.S. properties of $901,473. Of the amount invested, we capitalized $0 to oil and gas properties subject to amortization, and $944,446 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $42,973 and leasehold cost in the U.S. of $152,710 and drilling cost in the U.S. of $748,763.

Our estimated capital expenditure budget for the balance of 2014 is approximately $4.8 million and relates to (1) the planned drilling and/or completion of 6 wells in the U.S. and (2) the anticipated drilling of two test wells on the Serrania concession and seismic shoots on the Los Picachos and Macaya concessions.  Our drilling and seismic plans and budget for 2014 may change based on field conditions and other factors beyond our control or the control of Hupecol, and as such there can be no assurance as to the timing of these operations, including whether or not those operations occur during 2014, and our ultimate capital expenditures with respect to such operations.

We anticipate that our cash on hand will be adequate to fully fund our operations during 2014, including our capital expenditure budget. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our 2014 drilling budget and to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May ___, 2014
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)