Form 10-Q
period 2014-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2014-08-13
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, we had 52,169,945 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index
PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$5,713,094	$7,578,730
Escrow receivable	355,355	1,921,217
Prepaid expenses and other current assets	299,179	46,175
TOTAL CURRENT ASSETS	6,367,628	9,546,122

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	50,672,261	50,320,591
Costs not being amortized	5,760,768	3,802,042
Office equipment	90,004	90,004
Total property, plant and equipment	56,523,033	54,212,637
Accumulated depreciation, depletion, amortization and impairment	(50,405,256)	(50,349,833)
TOTAL PROPERTY AND EQUIPMENT, NET	6,117,777	3,862,804

Other assets	3,167	3,167
TOTAL ASSETS	$12,488,572	$13,412,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,553	$8,119
Accrued expenses	13,930	31,336
Taxes payable	95,090	190,181
TOTAL CURRENT LIABILITIES	112,573	229,636

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	8,700	8,424
TOTAL LIABILITIES	121,273	238,060

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,169,945 shares issued and outstanding	52,170	52,170
Additional paid-in capital	65,889,324	65,477,046
Accumulated deficit	(53,574,195)	(52,355,183)
TOTAL SHAREHOLDERS’ EQUITY	12,367,299	13,174,033
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,488,572	$13,412,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

OIL AND GAS REVENUE	$173,473	$34,255	$67,450	$19,223

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	49,331	19,631	22,428	11,061
General and administrative expense	1,289,552	2,173,864	681,043	1,301,217
Depreciation and depletion	55,423	8,202	48,707	3,172
Total operating expenses	1,394,306	2,201,697	752,178	1,315,450

Gain on sale of oil and gas property	—	86,025	—	—

Loss from operations	(1,220,833)	(2,081,417)	(684,728)	(1,296,227)

OTHER INCOME (EXPENSE)
Interest income	3,177	12,931	1,704	11,125
Other expense	(3)	(19,289)	(3)	(151)
Total other income (expense)	3,174	(6,358)	1,701	10,974

Net loss before taxes	(1,217,659)	(2,087,775)	(683,027)	(1,285,253)

Income tax expense (benefit)	1,353	(15,333)	617	(18,986)

Net loss	$(1,219,012)	$(2,072,442)	$(683,644)	$(1,266,267)

Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.01)	$(0.02)

Based and diluted weighted average common shares outstanding	52,169,945	52,180,045	52,169,945	52,180,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,219,012)	$(2,072,442)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and depletion	55,423	8,202
Stock-based compensation	412,278	1,014,534
Accretion of asset retirement obligation	276	276
Gain on sale of oil and gas properties – Colombia	—	(86,025)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,000)	3,349,798
Increase in prepaid expense	(251,004)	(136,754)
Decrease in accounts payable and accrued liabilities	(117,063)	(1,760,663)

Net cash provided by (used in) operating activities	(1,121,102)	316,926

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash released	—	3,056,250
Payments for the acquisition and development of oil and gas properties	(2,310,396)	(169,685)
Proceeds from escrow receivables	1,565,862	—
Proceeds from sale of Colombian oil and gas properties, net of expenses	—	86,025

Net cash provided by (usedin) investing activities	(744,534)	2,972,590

Increase (decrease) in cash	(1,865,636)	3,289,516
Cash, beginning of period	7,578,730	5,626,345
Cash, end of period	$5,713,094	$8,915,861

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3	$—
Income taxes paid	$96,444	$1,607,608

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $5,336,174 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2014. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  Using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 55,600 and 55,600 shares, respectively, for the three and six months ended June 30, 2014 and by approximately 55,600 and 55,600 shares, respectively, for the three and six months ended June 30, 2013; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from June 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Index
Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ESCROW RECEIVABLE

At June 30, 2014 and December 31, 2013, the Company’s balance sheets reflected the following current escrow receivables relating to various oil and gas properties previously held by the Company:

	June 30, 2014	December 31, 2013

Tambaqui Escrow	$22,029	$22,029
HDC LLC & HL LLC 15% Escrow	308,133	1,827,929
HDC LLC & HL LLC 5% Contingency	11,256	57,321
HC LLC 5% Contingency	13,937	13,938
TOTAL	$355,355	$1,921,217

Pursuant to the terms of the sales of HDC, LLC and HL, LLC, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The Company’s proportionate interest in the escrow deposit totaled $7,069,810, and was recorded as escrow receivable.

During the six months ended June 30, 2014, the Company collected $1,565,862 of the escrow receivable.

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2014, the Company invested $2,310,396 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $42,973, and (2) costs on U.S. properties of $2,267,423. Of the amount invested, the Company capitalized $351,671 to oil and gas properties subject to amortization, and $1,958,725 to oil and gas properties not subject to amortization, attributable to preparation and evaluation cost in Colombia of $42,973, leasehold cost in the U.S. of $1,024,517and drilling cost in the U.S. of $1,242,906.

Sale of Oil and Gas Properties

During 2012, the Company sold all of its interest in HupecolCuerva, LLC (“HC, LLC”), which holds interests in the La Cuerva block and, pending approval of the Colombian authorities, the LLA 62 block, together covering approximately 90,000 acres in the Llanos Basin in Colombia.

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

During the six months ended June 30, 2013, the Company received $86,025 in cash proceeds from HC, LLC as a result of post-closing adjustments related to the sale of its interest and recorded it as a gain on sale of oil and gas properties.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2014 and Long Lived Assets (net of depletion, amortization, and impairments) as of June 30, 2014 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2014	As of June 30, 2014
	Revenues	Long Lived Assets, Net
United States	$173,473	$4,285,267
Colombia	—	1,832,510
Total	$173,473	$6,117,777

Index
NOTE 4 – COMPENSATION PLANS

Production-Based Compensation

In August 2013, the Company’s compensation committee adopted a Production Incentive Compensation Plan.  The purpose of the plan is to encourage employees and consultants participating in the plan to identify and secure for the Company participation in attractive oil and gas opportunities.

Under that plan, the committee may establish one or more pools and designate employees and consultants to participate in those pools and designate prospects and wells, and a defined percentage of the Company’s revenues from those wells, to fund those pools.  Only prospects acquired on or after establishment of the plan, and excluding all prospects in Colombia, may be designated to fund a pool.  The maximum percentage of the Company’s share of revenues from a well that may be designated to fund a pool is 2% (the “Pool Cap”); provided, however, that with respect to wells with a net revenue interest to the 8/8th of less than 73%, the Pool Cap with respect to such wells shall be reduced on a 1-for-1 basis such that no portion of the Company’s revenues from a well may be designated to fund a pool if the NRI is 71% or less.

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

During the six months ended June 30, 2014, the Company made grants under the plan in three pools relating to five prospects.  All of such grants were made to the Company’s principal officer with grants ranging from ½% to 1% of revenues associated with the prospects included in such pools.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out.  The reduction to revenue associated with the plan totaled $162 for the both the quarter and six months ended June 30, 2014 and is recorded in accounts payable at June 30, 2014.

Stock-Based Compensation

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2014 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2014	2,592,832	$4.07
Granted	800,000	0.415
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2014	3,392,832	$3.21	$138,950
Exercisable at June 30, 2014		$4.17	$108,550

In June 2014, options to purchase an aggregate of 200,000 shares were granted to non-employee directors and options to purchase an aggregate of 600,000 shares were granted to an employee.

Index
The 200,000 options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten-year life and have an exercise price of $0.415 per share. The option grants to non-employee directors were valued on the date of grant at $46,191 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.57%, (2) expected life in years of 4.65, (3) expected stock volatility of 103.6%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 600,000 options granted to an employee vest 1/3 on each of the first three anniversaries of the grant date, subject to acceleration of vesting in the event of certain changes in control or the realization of revenues from oil and gas production on the Serrania prospect or receipt of proceeds from the sale of the Serrania prospect, have a ten year life and have an exercise price of $0.415 per share. The option grants to the employee were valued on the date of grant at $126,360 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.57%, (2) expected life in years of 4.65, (3) expected stock volatility of 103.6%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

During the three and six months ended June 30, 2014, the Company recognized $182,268 and $412,278, respectively, of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.

As of June 30, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was $150,649. The unrecognized expense is expected to be recognized over a weighted average period of 2.54years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2014 is 7.29 years and 4.17 years, respectively.

Shares available for issuance under the Plans as of June 30, 2014 totaled 2,607,168 shares.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period and, during the three and six months ended June 30, 2014, $16,696 and $36,821 was amortized to expense.  10,000 of the shares were forfeited and cancelled during 2013 as a result of the termination of two officers. As of June 30, 2014, the compensation cost related to restricted stock had been fully recognized.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013

Share-based compensation expense included in general and administrative expense	$182,268	$661,196
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.003)	$(0.01)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013

Share-based compensation expense included in general and administrative expense	$412,278	$1,014,534
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.008)	$(0.02)

Index
NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires on May 31, 2017.  As of June 30, 2014, the lease agreement requires future payments as follows:

Year	Amount
2014	$45,716
2015	93,793
2016	96,162
2017	40,479
Total	$276,150

For the three and six months ended June 30, 2014, the total base rental expense was $23,440 and $47,170, respectively.  The Company does not have any capital leases or other operating lease commitments.

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change.

SEC Administrative Proceeding

The Company has been the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC investigation focused on matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the Company’s CPO 4 prospect in Colombia.  The Company presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.

On August 29, 2013, the Company and John Terwilliger received a “Wells” notice advising them that the staff of the SEC had made a preliminary recommendation to initiate an enforcement action and providing them an opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed.

On August 4, 2014, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding alleges that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC is seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC are true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to(A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.  The Company and Mr. Terwilliger believe the allegations set forth in the order instituting the administrative proceeding are without merit and intend to contest the allegations in the order. It is not possible at this time to predict the timing or outcome of the pending administrative proceeding, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Index
Shareholder Class Action Suit

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. The Company believes all of the claims in the consolidated class action lawsuits are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2014, and consequently, recorded no U.S. income tax liability and tax expense of $617 and $1,353 for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2014, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

Index
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2013.  As of, and for the six months ended, June 30, 2014, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2014:

June 30, 2014
Acquisition costs	$2,341,117
Development and evaluation costs	3,419,651
Total	$5,760,768

Of the carrying value of unevaluated oil and gas prospects above, $1,832,510 was attributable to properties in the South American country of Colombia and $3,928,258 was attributable to properties in the United States.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Recent Developments

Drilling and Related Activity

During the six months ended June 30, 2014, we drilled six wells, all located in the United States, one of which was successfully completed by June 30, 2014, three of which were drilled and awaiting completion at June 30, 2014 and two of which were dry holes, as follows:

●	a 7,000 foot test well was successfully drilled and completed in Jefferson Davis Parish, Louisiana and commenced production late in the second quarter; we hold a 10.9% working interest before payout and 9.375% working interest after payout in the well;

Index
●	an 11,000 foot test well was successfully drilled in East Baton Rouge Parish, Louisiana and, at quarter end, was awaiting testing and completion; a successful test of the well was completed following quarter end and the well is awaiting pipeline hookup; we hold a 5% working interest in the well;

●	an 11,950 foot test well was successfully drilled in Jasper County, Texas and, at quarter end, was awaiting testing and completion; we hold a 10% working interest in the well;

●	a 15,200 foot test well was successfully drilled in Assumption Parish, Louisiana and, at quarter end, was awaiting testing and completion; we hold a 5% working interest before payout and 4% after payout in the well;

●	a 4,000 foot dry hole was drilled in South Texas; and

●	a5,700 foot dry hole was drilled in South Texas.

In addition, during the six months ended June 30, 2014, we hooked up and commenced production on a well in Iberville Parish, Louisiana that was originally drilled during 2013, in which we hold a 3% working interest.

During the six months ended June 30, 2014, field operations on our domestic prospects, including drilling, completion, testing and well hookup, were affected by rainy weather in South Louisiana, delays in procuring equipment and scheduling and land issues.  As a result, the pace of drilling and bringing wells onto production during the period lagged behind our internal targets.

Also during the quarter and six months ended June 30, 2014, the Crown Mineral well, in which we hold a royalty interest, underwent a re-work and was shut-in for two months.

At June 30, 2014, drilling and/or re-entry operations were ongoing on two wells, as follows:

●	a 15,000 foot test of the Discorbis 1, 2, 3, 4 and 5 sands was drilling at quarter end in Vermilion Parish, Louisiana; we hold a 1.5% working interest in the well; and

●	re-entry operations on a well to 5,362 feet was ongoing at quarter end in Logan County, Oklahoma; we hold a 50% working interest in the well; in July 2014 the well was determined to be non-commercial and set up for a water disposal well; our costs associated with the well totaled approximately $54,000.

Subsequent to June 30, 2014, we agreed to participate in a workover to test up to three zones of an existing well bore on our Jefferson Davis Parish, Louisiana prospect.  We hold a 10.9375% working interest in the well.  Workover operations are expected to commence during the third quarter of 2014 and our share of costs for the workover are estimated at $22,000.

Domestic Developments

During the six months ended June 30, 2014, we acquired interests in eight additional domestic drilling prospects, as follows:

●	a 13.33% working interest before the casing point in a test well and a 10% working interest after the casing point, and in future wells, on a 320 acre prospect in Jasper County, Texas; as noted above, an 11,950 foot test of the Wilcox 3 and 4 Sands was drilled during the first half of 2014; and, our share of acquisition and dry hole costs for the test well were approximately $450,000;

●	a 4% working interest before the casing point in a test well and a 3% working interest after the casing point, and in future wells, on a 1,129 acre prospect in Iberville Parish, Louisiana; a 12,700 foot test of the BolMex Sand is planned during the fourth quarter of 2014; and our share of acquisition and dry hole costs for the test well are estimated at $230,000.

●	a 30% working interest before payout and a 25.5% working interest after payout in a 160 acre prospect in Columbia County, Arkansas, as well as an 840 acre area of mutual interest; a 4,900 foot test of the Pettet formation is planned during the third quarter of 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $118,500;

●	a 5% working interest before payout and 4% working interest after payout in a 238 acre prospect in Assumption Parish, Louisiana; a 15,200 foot test of the Rob L formation was drilled during the second quarter of 2014; and, our share of acquisition and dry hole costs for the test well were approximately $400,000;

Index
●	a 3.375% working interest after the casing point in the initial and subsequent wells on a 289 acre prospect in LaFourche and Jefferson Davis Parishes, Louisiana; a 15,000 foot test of the Cris I-2 formation is planned during 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $297,000;

●	an 8.755% working interest before payout and 7% working interest after payout in a 614 acre prospect in Calcasieu Parish, Louisiana; a 12,000 foot test of the Marg Tex-1 sand is planned during 2014; and our share of acquisition and dry hole costs for the test well are estimated at $335,000;

●	a 33.33% working interest before the casing point and 25% working interest after the casing point in a 146 acre prospect in Live Oak County, Texas; a 3,500 foot test of the Hockley and Pettus formations is planned during 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $107,500; and

●	a 10.67% working interest before the casing point and 8% working interest after the casing point in a 102 acre prospect in Iberville Parish, Louisiana; a 12,000 foot test of the Marv Vag sand is planned during 2014;

The timing, depth and costs of planned domestic drilling operations are subject to many uncertainties and may vary from that indicated above.

Colombian Developments – Serrania, Los Picachos and Macaya

During the six months ended June 30, 2014, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $42,973.

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

Planned operations in Colombia during 2014, and the budget for all three blocks, is contingent on conditions in the areas allowing operations.

Escrow Settlements

During the six months ended June 30, 2014, we received $1,565,862 in partial settlement of our escrow receivable relating to our prior sale of HDC LLC and HL LLC.

Legal Proceedings

Subsequent to June 30, 2014, material developments occurred with respect to previously announced legal proceedings.

On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the class action lawsuit filed on April 27, 2013 against Houston American Energy and certain of its executive officers; Steve Silverman v. Houston American Energy Corp. et. al., Case No. 4:12-CV-1332. The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint.

The appellate court ruling, in reversing the dismissal, focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. The Company believes all of the claims in the consolidated class action lawsuits are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

Index
On August 4, 2014, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding, commenced following an investigation commenced in October 2010, alleges that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC is seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC are true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to (A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.  The Company and Mr. Terwilliger believe the allegations set forth in the order instituting the administrative proceeding are without merit and intend to contest the allegations in the order. It is not possible at this time to predict the timing or outcome of the pending administrative proceeding, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased 250% to $67,450 in the three months ended June 30, 2014 compared to $19,223 in the three months ended June 30, 2013.  For the six month period, oil and gas revenues increased 406% to $173,473 in the six months ended June 30, 2014 compared to $34,255 in the six months ended June 30, 2013.The increase in revenue was due to the recompletion of the Crown Minerals well during 2013 and commencement of production from two new wells brought on line during 2014.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross producing wells	8	6	8	6
Net producing wells	0.32	0.19	0.32	0.19
Net oil production (bbl)	528	159	1,488	269
Net gas production (mcf)	2,304	643	5,831	1,749
Average sales price – oil (per barrel)	$103.05	$105.83	$96.50	$103.70
Average sales price – natural gas (per mcf)	$5.68	$3.71	$5.13	$3.65

The change in well count and production reflects wells in Jefferson Davis and Iberville Parishes coming on line during 2014.  As noted, the Crown Mineral well was shut-in while undergoing a re-work for two months during the quarter and six months ended June 30, 2014.

The change in average sales prices realized reflects fluctuations in global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2014 First Six Months
Oil sales	$—	$143,586	$143,586
Gas sales	—	29,887	29,887
2013 First Six Months
Oil sales	$—	$27,873	$27,873
Gas sales	—	6,382	6,382

Lease Operating Expenses. Lease operating expenses increased 103% to $22,428 in the 2014 quarter from $11,061 in the 2013 quarter.  For the six-month period, lease operating expenses increased 151% to $49,331 from $19,631 in the 2013 period.  The increase in lease operating expenses was attributable to the increase in severance tax and compressor fees on the Crown Minerals well and to commencement of production from two wells during 2014.

Index
Following is a summary comparison of lease operating expenses, by region, for the periods.

	Colombia	U.S.	Total
Quarter - 2014	$—	$22,428	$22,428
- 2013	$—	$11,061	$11,061

Six Months - 2014	$—	$49,331	$49,331
- 2013	$—	$19,631	$19,631

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.  With additional domestic prospects expected to come on production during 2014, lease operating expenses in the U.S., and overall, are expected to increase in 2014.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $48,707 and $3,172 for the quarters ended June 30, 2014 and 2013, respectively, and $55,423and $8,202 for the six months ended June 30, 2014 and 2013, respectively.  The increase was due to increased production from the Crown Minerals well and commencement of production from two wells during 2014.

Gain on sale of oil and gas property. During the six months ended June 30, 2013, post-closing adjustments related to the 2012 sale of our indirect interests in HupecolCuerva, LLC resulted in a gain of $86,025.

General and Administrative Expenses.  General and administrative expense decreased by 48% to $681,043 during the 2014 quarter from $1,301,217 during the 2013 quarter, and by 41% to $1,289,552 during the 2014 six-month period from $2,173,864 during the 2013 six-month period.  The decrease in general and administrative expense was primarily attributable to (1) reduced headcount resulting in a reduction in cash compensation of $60,891 and $191,289, respectively, during the quarter and six-month periods, and a reduction in stock compensation of $478,928 and $601,956, respectively, during the quarter and six-month periods, and (2) other cost control measures implemented during the second half of 2013.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  Other income (expense), net totaled $1,701 and $3,174 net other income during the three and six-month periods ended June 30, 2014, respectively, as compared to $10,974 of net other income and $6,358 of net expense during the three-month and six-month periods ending June 30, 2013, respectively.  The change was attributable to expiration of Letters of Credit and an accompanying reduction in fees.

Income Tax Expense/Benefit.  We reported income tax expense of $617 during the 2014 quarter compared to an income tax benefit of $18,986 during the 2013 quarter.  For the six months ended June 30, 2014, we reported income tax expense of $1,353 as compared to income tax benefit of $15,333 during the 2013 six-month period.

Index
Financial Condition

Liquidity and Capital Resources.  At June 30, 2014, we had a cash balance of $5,713,094 and working capital of $6,255,055, compared to a cash balance of $7,578,730 and working capital of $9,316,486 at December 31, 2013. The change in working capital during the period was primarily attributable to investments in our drilling program as well as the operating loss for the first six months of 2014.

Operating activities used cash of $1,121,102 during the 2014six-month period as compared to $316,926 of cash provided during the 2013six-month period.  The change in operating cash flow was primarily attributable to the receipt, during 2013, of a tax refund totaling $3.3 million partially offset by reduced loss incurred during the current period, reflecting an increase in revenues and a reduction in general and administrative expense.

Investing activities used $744,534 during the 2014six-month period compared to $2,972,590provided during the 2013six-month period.  The funds used by investing activities during the 2014 six-month period reflect the investments in oil and gas properties, totaling $2,310,396, partially offset by the release of $1,565,862 of funds held in escrow from the prior sale of our interests in HDC LLC and HL, LLC. The funds provided by investing activities during the 2013 period reflects the release, following termination of our interest in the CPO 4 block, of restricted cash in the amount of $3,056,250 securing a standby letter of credit obligation to secure performance relative to the CPO 4 block, partially offset by investments in oil and gas properties.

We had no financing activities during the six months ended June 30, 2014 and 2013.

Long-Term Liabilities.  At June 30, 2014, we had long-term liabilities of $8,700 as compared to $8,424 at December 31, 2013.  Long-term liabilities at June 30, 2014 and December 31, 2013 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations of wells being brought on line during 2014.

During the six months ended June 30, 2014, we invested $2,310,396 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $42,973, and (2) costs on U.S. properties of $2,267,423. Of the amount invested, we capitalized $351,671 to oil and gas properties subject to amortization, and $1,958,725 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $42,973 and leasehold cost in the U.S. of $1,024,517 and drilling cost in the U.S. of $1,242,906.

Our estimated capital expenditure budget for the balance of 2014 is approximately $4.523 million and relates to (1) the planned drilling and/or completion of ten wells in the U.S. and (2) the anticipated drilling of two test wells on the Serrania concession and seismic shoots on the Los Picachos and Macaya concessions.  Our drilling and seismic plans and budget for 2014 may change based on field conditions and other factors beyond our control or the control of Hupecol, and as such there can be no assurance as to the timing of these operations, including whether or not those operations occur during 2014, and our ultimate capital expenditures with respect to such operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1	LEGAL PROCEEDINGS

Shareholder Class Action Suit

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. The Company believes all of the claims in the consolidated class action lawsuits are without merit and intends to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

Index
SEC Administrative Proceeding

The Company has been the subject of a formal investigation being conducted by the Securities and Exchange Commission (the “SEC”). Pursuant to the investigation, the Company received subpoenas issued by the SEC. The subpoenas called for the testimony of certain of the Company’s officers and the delivery of certain documents. The subpoenas were issued pursuant to a nonpublic formal order of private investigation issued by the SEC on March 1, 2011, which followed a nonpublic informal inquiry commenced by the SEC in October 2010. The Company received a copy of the nonpublic formal order of private investigation on February 10, 2012 in connection with a subpoena issued by the SEC. The SEC investigation focused on matters relating to disclosures in the late 2009 and early 2010 time period regarding resource potential for the Company’s CPO 4 prospect in Colombia.  The Company presented information supporting its disclosure relative to resource potential on the CPO 4 prospect.

On August 29, 2013, the Company and John Terwilliger received a “Wells” notice advising them that the staff of the SEC had made a preliminary recommendation to initiate an enforcement action and providing them an opportunity to provide reasons of law, policy or fact why the proposed enforcement action should not be filed. On August 4, 2014, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding alleges that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC is seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC are true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to (A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.  The Company and Mr. Terwilliger believe the allegations set forth in the order instituting the administrative proceeding are without merit and intend to contest the allegations in the order. It is not possible at this time to predict the timing or outcome of the pending administrative proceeding, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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
Date: August 13, 2014
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President (Principal executive officer and
Principal financial officer)