Form 10-Q
period 2014-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2014-11-14
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, we had 52,169,945 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index
PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$5,064,694	$7,578,730
Escrow receivable	335,178	1,921,217
Insurance claim receivable	7,000,000	—
Prepaid expenses and other current assets	170,539	46,175
TOTAL CURRENT ASSETS	12,570,411	9,546,122

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	51,009,074	50,320,591
Costs not being amortized	5,733,901	3,802,042
Office equipment	90,004	90,004
Total property, plant and equipment	56,832,979	54,212,637
Accumulated depreciation, depletion, amortization and impairment	(50,476,510)	(50,349,833)
TOTAL PROPERTY AND EQUIPMENT, NET	6,356,469	3,862,804

Other assets	3,167	3,167
TOTAL ASSETS	$18,930,047	$13,412,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$30,135	$8,119
Accrued expenses	13,930	31,336
Litigation settlement payable	7,000,000	—
Taxes payable	—	190,181
TOTAL CURRENT LIABILITIES	7,044,065	229,636

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	8,838	8,424
TOTAL LIABILITIES	7,052,903	238,060

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,169,945 shares issued and outstanding	52,170	52,170
Additional paid-in capital	65,910,822	65,477,046
Accumulated deficit	(54,085,848)	(52,355,183)
TOTAL SHAREHOLDERS’ EQUITY	11,877,144	13,174,033
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,930,047	$13,412,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

OIL AND GAS REVENUE	$230,278	$204,566	$56,805	$170,311

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	73,859	52,030	24,528	32,398
General and administrative expense	1,763,494	2,830,338	473,942	656,473
Depreciation and depletion	126,677	15,890	71,254	7,688
Total operating expenses	1,964,030	2,898,258	569,724	696,559

Gain on sale of oil and gas property	—	86,025	—	—

Loss from operations	(1,733,752)	(2,607,667)	(512,919)	(526,248)

OTHER INCOME (EXPENSE)
Interest income	4,900	14,417	1,723	1,486
Other expense	(3)	(19,289)	—	—
Total other income (expense)	4,897	(4,872)	1,723	1,486

Net loss before taxes	(1,728,855)	(2,612,539)	(511,196)	(524,762)

Income tax expense (benefit)	1,810	(13,633)	457	1,702

Net loss	$(1,730,655)	$(2,598,906)	$(511,653)	$(526,464)

Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.01)	$(0.01)

Based and diluted weighted average common shares outstanding	52,169,945	52,177,792	52,169,945	52,173,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,730,665)	$(2,598,906)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and depletion	126,677	15,890
Stock-based compensation	433,776	1,277,239
Accretion of asset retirement obligation	414	414
Gain on sale of oil and gas properties – Colombia	—	(86,025)
Changes in operating assets and liabilities:
Decrease in income tax receivable	—	3,349,798
Increase in prepaid expense and other current assets	(124,364)	(62,486)
Decrease in accounts payable and accrued liabilities	(185,571)	(1,856,381)

Net cash provided by (used in) operating activities	(1,479,733)	39,543

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash released	—	3,056,250
Payments for the acquisition and development of oil and gas properties	(2,620,342)	(386,107)
Proceeds from escrow receivables	1,586,039	22,963
Proceeds from sale of Colombian oil and gas properties, net of expenses	—	86,025

Net cash provided by (used in) investing activities	(1,034,303)	2,779,131

Increase (decrease) in cash	(2,514,036)	2,818,674
Cash, beginning of period	7,578,730	5,626,345
Cash, end of period	$5,064,694	$8,445,019

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$195,081	$1,700,608

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

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Caddo Lake E&P, Inc., and HAEC Oklahoma E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $4,787,910 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2014. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  Using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 70,758 and 213,647 shares, respectively, for the three and nine months ended September 30, 2014 and by 0 for the three and nine months ended September 30, 2013; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from September 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Index
Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ESCROW RECEIVABLE

At September 30, 2014 and December 31, 2013, the Company’s balance sheets reflected the following current escrow receivables relating to various oil and gas properties previously held by the Company:

	September 30, 2014	December 31, 2013

Tambaqui Escrow	$4,331	$22,029
HDC LLC & HL LLC 15% Escrow	308,133	1,827,929
HDC LLC & HL LLC 5% Contingency	11,256	57,321
HC LLC 5% Contingency	11,458	13,938
TOTAL	$335,178	$1,921,217

Pursuant to the terms of the sales of HDC, LLC and HL, LLC, on the closing date of the sale, a portion of the purchase price was deposited in escrow to settle post-closing adjustments under the purchase and sale agreement. The Company’s proportionate interest in the escrow deposit totaled $7,069,810, and was recorded as escrow receivable.

During the nine months ended September 30, 2014, the Company collected $1,586,039 of the escrow receivable.

NOTE 3 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2014, the Company invested $2,620,342 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $42,973, and (2) costs on U.S. properties of $2,577,369. Of the amount invested, the Company capitalized $688,484 to oil and gas properties subject to amortization, and $1,931,858 to oil and gas properties not subject to amortization, attributable to preparation and evaluation cost in Colombia of $42,973, leasehold cost in the U.S. of $1,251,450 and drilling cost in the U.S. of $1,325,919.

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

During the nine months ended September 30, 2013, the Company received $86,025 in cash proceeds from HC, LLC as a result of post-closing adjustments related to the sale of its interest and recorded it as a gain on sale of oil and gas properties.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2014 and Long Lived Assets (net of depletion, amortization, and impairments) as of September 30, 2014 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2014	As of September 30, 2014
	Revenues	Long Lived Assets, Net
United States	$230,278	$4,523,959
Colombia	—	1,832,510
Total	$230,278	$6,356,469

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

Designated participants in a pool will be assigned a specific percentage out of the Company’s revenues assigned to the pool and will be paid that percentage of such revenues from all wells designated to such pool and spud during that participant’s employment or services with the Company.  In no event may the percentage assigned to the Company’s chief executive officer relative to any well within a pool exceed one-half of the applicable Pool Cap for that well.  Payouts of revenues funded into pools shall be made to participants not later than 60 days following year end, subject to the committee’s right to make partial interim payouts.  Participants will continue to receive their percentage share of revenues from wells included in a pool and spud during the term of their employment or service so long as revenues continue to be derived by the Company from those wells even after termination of employment or services of the participant; provided, however, that a participant’s interest in all pools shall terminate on the date of termination of employment or services where such termination is for cause.  The committee may, at its sole discretion, cause the Company to assign to some or all of the participants overriding royalty interests in individual wells in settlement of some or all of the obligations of the Company to make payments from any one or more pools.

During the nine months ended September 30, 2014, the Company made grants under the plan in 13 pools relating to 13 prospects.  All of such grants were made to the Company’s principal officer with grants ranging from ½% to 1% of revenues associated with the prospects included in such pools.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out.  The obligation associated with the plan totaled $207 and $369, respectively, for the three and nine months ended September 30, 2014 and is recorded in accounts payable at September 30, 2014.

Stock-Based Compensation

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2014 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2014	2,592,832	$4.07
Granted	800,000	0.42
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2014	3,392,832	$3.21	$1,750
Exercisable at September 30, 2014	2,532,832	$4.17	$1,750

Index
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

During the three and nine months ended September 30, 2014, the Company recognized $21,499 and $396,955, respectively, of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.

As of September 30, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was $131,602. The unrecognized expense is expected to be recognized over a weighted average period of 2.39 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2014 is 7.04 years and 6.26 years, respectively.

Shares available for issuance under the Plans as of September 30, 2014 totaled 2,607,168 shares.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value was amortized over the vesting period and, during the three and nine months ended September 30, 2014, $-0- and $36,821 was amortized to expense.  10,000 of the shares were forfeited and cancelled during 2013 as a result of the termination of two officers. As of September 30, 2014, the compensation cost related to restricted stock had been fully recognized.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013

Share-based compensation expense included in general and administrative expense	$21,499	$262,705
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.004)	$(0.005)

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

Share-based compensation expense included in general and administrative expense	$433,776	$1,277,239
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.008)	$(0.024)

Index
NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires on May 31, 2017.  As of September 30, 2014, the lease agreement requires future payments as follows:

Year	Amount
2014	$22,858
2015	93,793
2016	96,162
2017	40,479
Total	$253,292

For the three and nine months ended September 30, 2014, the total base rental expense was $20,405 and $67,575, respectively.  The Company does not have any capital leases or other operating lease commitments.

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

On August 4, 2014, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding alleges that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC is seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC are true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to(A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.  The Company and Mr. Terwilliger believe the allegations set forth in the order instituting the administrative proceeding are without merit and intend to contest the allegations in the order. The proceeding has been scheduled for trial before the administrative law judge in January 2015. It is not possible at this time to predict the timing or outcome of the pending administrative proceeding, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Index
Shareholder Class Action Suit

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  The amended complaint, among other things, expanded the putative class period to November 9, 2009 to April 18, 2012 and added allegations challenging a November 2009 estimate concerning the CPO 4 prospect.  On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit. The settlement, which provides for a $7,000,000 payment, is expected to be fully funded by the Company’s insurance and is subject to preliminary and final approval of the court. Some discovery will continue prior to preliminary and final court approval. The Company believes it is probable that the court will approve the settlement and related $7,000,000 payment. As a result, the Company has recorded a litigation settlement payable as of September 30, 2014 of $7,000,000. Though the Company believes the likelihood of approval of the settlement is probable, we cannot predict with certainty the outcome of the litigation, and if the settlement is not finally approved by the Court, we believe that we have meritorious defenses to the claims in the amended complaint.

Based on the agreement in principal to settle the case and the Company’s anticipated receipt of insurance proceeds to fully fund the settlement, the Company recorded on its balance sheet a contingent liability in the amount of $7,000,000 and an offsetting contingent asset of $7,000,000 to reflect the anticipated receipt of insurance proceeds to cover the settlement.  For statement of operations purposes, the contingent loss and contingent gain were netted resulting in no gain or loss.

NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2014, and consequently, recorded no U.S. income tax liability and tax.

During the three and nine months ended September 30, 2014, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

Index
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2013.  As of, and for the nine months ended, September 30, 2014, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization include the following at September 30, 2014:

September 30, 2014
Acquisition costs	$2,231,237
Development and evaluation costs	3,502,664
Total	$5,733,901

Of the carrying value of unevaluated oil and gas prospects above, $1,832,510 was attributable to properties in the South American country of Colombia and $3,901,391 was attributable to properties in the United States.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Recent Developments

Drilling and Related Activity

During the nine months ended September 30, 2014, we drilled nine wells including a re-entry on a well, all located in the United States, two of which were successfully completed by September 30, 2014, three of which were drilled and awaiting completion at September 30, 2014 and four of which were dry holes, as follows:

Index
●	a 7,000 foot test well was successfully drilled and completed in Jefferson Davis Parish, Louisiana and commenced production late in the second quarter; we hold a 10.9% working interest before payout and 9.375% working interest after payout in the well;

●	an 11,000 foot test well was successfully drilled, tested and completed in East Baton Rouge Parish, Louisiana and commenced production in the third quarter; we hold a 5% working interest in the well;

●	an 11,950 foot test well was successfully drilled in Jasper County, Texas and, at quarter end, was awaiting testing and completion; we hold a 10% working interest in the well;

●	a 15,200 foot test well was successfully drilled in Assumption Parish, Louisiana and, at quarter end, was awaiting testing and completion; we hold a 5% working interest before payout and 4% after payout in the well;

●	a 15,000 foot test of the Discorbis 1, 2, 3, 4 and 5 sands was successfully drilled in Vermilion Parish, Louisiana and, at quarter end, was awaiting completion; we hold a 1.5% working interest in the well;

●	re-entry operations on a well, in Logan County, Oklahoma, to 5,362 feet were determined to be non-commercial and the well was set up for a water disposal well;

●	a 4,900 foot dry hole was drilled in Columbia County, Arkansas;

●	a 4,000 foot dry hole was drilled in South Texas; and

●	a 5,700 foot dry hole was drilled in South Texas.

In addition, during the nine months ended September 30, 2014, we hooked up and commenced production on a well in Iberville Parish, Louisiana that was originally drilled during 2013, in which we hold a 3% working interest.

During the nine months ended September 30, 2014, field operations on our domestic prospects, including drilling, completion, testing and well hookup, were affected by rainy weather in South Louisiana, delays in procuring equipment and scheduling and land issues.  As a result, the pace of drilling and bringing wells onto production during the period lagged behind our internal targets.

Also, during the nine months ended September 30, 2014, (i) the Crown Mineral well, in which we hold a royalty interest, underwent a re-work, was shut-in for two months, and has produced at a reduced rate since the re-work, and (ii) we agreed to participate in a workover to test up to three zones of an existing well bore on our Jefferson Davis Parish, Louisiana prospect.  Workover operations on our Jefferson Davis Parish prospect commenced during the third quarter of 2014 and our share of costs for the workover are estimated at $22,000.

At September 30, 2014, drilling operations were ongoing on one well, a 3,500 foot test well on the Hockley and Pettus formations in Live Oak County, Texas; we hold a 33.33% working interest before the casing point and a 25% working interest after the casing point in the well.

Domestic Leasing Developments

During the nine months ended September 30, 2014, we acquired interests in eight additional domestic drilling prospects, as follows:

●	a 13.33% working interest before the casing point in a test well and a 10% working interest after the casing point, and in future wells, on a 320 acre prospect in Jasper County, Texas; as noted above, an 11,950 foot test of the Wilcox 3 and 4 Sands was drilled during the first half of 2014; and, our share of acquisition and dry hole costs for the test well were approximately $450,000;

●	a 4% working interest before the casing point in a test well and a 3% working interest after the casing point, and in future wells, on a 1,129 acre prospect in Iberville Parish, Louisiana; a 12,700 foot test of the BolMex Sand is planned during the fourth quarter of 2014; and our share of acquisition and dry hole costs for the test well are estimated at $230,000.

●	a 30% working interest before payout and a 25.5% working interest after payout in a 160 acre prospect in Columbia County, Arkansas, as well as an 840 acre area of mutual interest; as noted above, a 4,900 foot test of the Pettet formation was drilled as a dry hole during the third quarter of 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $118,500;

Index
●	a 5% working interest before payout and 4% working interest after payout in a 238 acre prospect in Assumption Parish, Louisiana; as noted above, a 15,200 foot test of the Rob L formation was drilled during the second quarter of 2014 and the well is awaiting hookup; and, our share of acquisition and dry hole costs for the test well were approximately $400,000;

●	a 3.375% working interest after the casing point in the initial and subsequent wells on a 289 acre prospect in LaFourche and Jefferson Parishes, Louisiana; a 15,000 foot test of the Cris I-2 formation is planned during 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $330,000;

●	an 8.755% working interest before payout and 7% working interest after payout in a 614 acre prospect in Calcasieu Parish, Louisiana; a 12,000 foot test of the Marg Tex-1 sand is planned during 2014; and our share of acquisition and dry hole costs for the test well are estimated at $335,000;

●	a 33.33% working interest before the casing point and 25% working interest after the casing point in a 146 acre prospect in Live Oak County, Texas; as noted above, a 3,500 foot test of the Hockley and Pettus formations was drilling at September 30, 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $186,500; and

●	a 10.67% working interest before the casing point and 8% working interest after the casing point in a 102 acre prospect in Iberville Parish, Louisiana; a 12,000 foot test of the Marv Vag sand is planned during 2014; and our share of acquisition and dry hole costs for the test well are estimated at $265,000.

The timing, depth and costs of planned domestic drilling operations are subject to many uncertainties and may vary from that indicated above.

Colombian Developments – Serrania, Los Picachos and Macaya

During the nine months ended September 30, 2014, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $42,973.

We anticipate drilling two test wells on the Serrania concession by the beginning of the rainy season in May 2015, and have budgeted approximately $2.0 million as our share of capital costs in connection with these activities. In addition, over the next twelve months we anticipate shooting approximately 83.6 kilometers of 2-D seismic on the Los Picachos concession and approximately 201.9 kilometers of 2-D seismic on the Macaya Concession.  In connection with these seismic acquisitions, we have budgeted approximately $250,000 as our share of costs in connection with the initial field work for the planned seismic shoots.

Planned operations in Colombia during 2014, and the budget for all three blocks, is contingent on conditions in the areas allowing operations.

Escrow Settlements

During the nine months ended September 30, 2014, we received $1,586,039 in partial settlement of our escrow receivable relating to our prior sale of HDC LLC and HL LLC.

Legal Proceedings; Contingent Liability; Contingent Asset

On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the class action lawsuit filed on April 27, 2013 against Houston American Energy and certain of its executive officers; Steve Silverman v. Houston American Energy Corp. et. al., Case No. 4:12-CV-1332. The complaint generally alleges that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  The amended complaint, among other things, expanded the putative class period to November 9, 2009 and April 18, 2012 and added allegations challenging a November 9, 2009 estimate concerning the CPO 4 prospect. On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint.

Index
The appellate court ruling, in reversing the dismissal, focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit.  The settlement, which provides for a $7,000,000 payment, is expected to be fully funded by our insurance and is subject to preliminary and final approval of the court.  Some discovery will continue prior to preliminary and final court approval. We cannot predict with certainty the outcome of the litigation and, if the settlement is not finally approved by the court, we believe that we have meritorious defenses to the claims in the amended complaint.

Based on the agreement in principal to settle the case and our anticipated receipt of insurance proceeds to fully fund the settlement, the Company recorded on its balance sheet a contingent liability in the amount of $7,000,000 and an offsetting contingent asset of $7,000,000 to reflect the anticipated receipt of insurance proceeds to cover the settlement.  For statement of operations purposes, the contingent loss and contingent gain were netted resulting in no gain or loss.

On August 4, 2014, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding, commenced following an investigation commenced in October 2010, alleges that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC is seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC are true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to (A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.  The Company and Mr. Terwilliger believe the allegations set forth in the order instituting the administrative proceeding are without merit and intend to contest the allegations in the order. The proceeding has been scheduled for trial before the administrative law judge in January 2015.  It is not possible at this time to predict the timing or outcome of the pending administrative proceeding, when these matters may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 67% to $56,805 in the three months ended September 30, 2014 compared to $170,311 in the three months ended September 30, 2013.  The decrease was due to lower production on the Crown Minerals well following a re-work of the well in the second quarter, partially offset by production from three new wells brought onto production during 2014. For the nine-month period, oil and gas revenues increased 13% to $230,278 in the nine months ended September 30, 2014, compared to $204,566 in the nine months ended September 30, 2013. The increase in revenue was due to the recompletion of the Crown Minerals well during 2013 which resulted in increased production during the first quarter of 2014 and commencement of production from three new wells brought on line during 2014.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross producing wells	9	6	9	6
Net producing wells	0.37	0.19	0.37	0.19
Net oil production (bbl)	437	1,469	1,925	1,738
Net gas production (mcf)	2,437	4,429	8,268	6,178
Average sales price – oil (per barrel)	$103.40	$102.61	$98.07	$102.78
Average sales price – natural gas (per mcf)	$4.75	$4.42	$5.02	$4.20

Index
The change in well count and production reflects wells in Jefferson Davis, Iberville and East Baton Rouge Parishes coming on line during 2014.  As noted, the Crown Mineral well was shut-in while undergoing a re-work for two months during the nine months ended September 30, 2014 and has produced at lower rates since the re-work.

The change in average sales prices realized reflects fluctuations in global commodity prices.  Following quarter end, global energy prices have declined.  As a result of such decline and our unhedged position, we expect to realize lower average sales prices during the balance of 2014 and for the foreseeable future.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2014 First Nine Months
Oil sales	$—	$188,800	$188,800
Gas sales	$—	$41,478	$41,478
2013 First Nine Months
Oil sales	$—	$178,598	$178,598
Gas sales	$—	$25,968	$25,968

Lease Operating Expenses and Severance Taxes. Lease operating expenses and severance taxes decreased 24% to $24,528 in the quarter ended September 30, 2014 from $32,398 in the quarter ended September 30, 2013.  The decline in LOE and severance taxes for the quarter was attributable to lower production from the Crown Minerals well. For the nine months ended September 30, 2014, lease operating expenses and severance taxes increased 42% to $73,859 from $52,030 in the 2013 period.  The increase in LOE and severance taxes for the nine-month period was attributable to the increase in severance tax and compressor fees on the Crown Minerals well during the first quarter of 2014 and to commencement of production from three wells during 2014.

Following is a summary comparison of lease operating expenses and severance taxes, by region, for the periods.

		Colombia	U.S.	Total
Three Months	- 2014	$—	$24,528	$24,528
	- 2013	$—	$32,398	$32,398

Nine Months	- 2014	$—	$73,859	$73,859
	- 2013	$—	$52,030	$52,030

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.  With additional domestic prospects expected to come on production during 2014, lease operating expenses in the U.S., and overall, are expected to increase in 2014 and 2015.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $71,254 and $7,688 for the quarters ended September 30, 2014 and 2013, respectively, and $126,677 and $15,890 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in depreciation and depletion for the nine-month period was due to increased production from the Crown Minerals well in the first quarter and commencement of production from three wells during 2014.

General and Administrative Expenses.  General and administrative expense decreased by 28% to $473,942 during the 2014 quarter from $656,473 during the 2013 quarter, and by 38% to $1,763,494 during the 2014 nine-month period from $2,830,338 during the 2013 nine-month period.  The decrease in general and administrative expense was primarily attributable to (1) reduced headcount resulting in a reduction in cash compensation of $1,209 and $258,232, respectively, during the quarter and nine-month periods, and a reduction in stock compensation of $241,206 and $843,462, respectively, during the quarter and nine-month periods, and (2) other cost control measures implemented during the second half of 2013.

Gain on sale of oil and gas property. During the nine months ended September 30, 2013, post-closing adjustments related to the 2012 sale of our indirect interests in HupecolCuerva, LLC resulted in a gain of $86,025.

Other Income (Expense).  Other income (expense) consists of interest earned on cash balances, net of other bank fees.  Other income (expense), net totaled $1,723 and $4,897 net other income during the three and nine-month periods ended September 30, 2014, respectively, as compared to $1,486 of net other income and $4,872 of net other expense during the three-month and nine-month periods ending September 30, 2013, respectively.  The change was attributable to expiration of Letters of Credit during 2013 and an accompanying reduction in fees.

Index
Income Tax Expense/Benefit.  We reported income tax expense of $457 during the 2014 quarter compared to an income tax expense of $1,702 during the 2013 quarter.  For the nine months ended September 30, 2014, we reported income tax expense of $1,810 as compared to income tax benefit of $13,633 during the 2013 nine-month period.

Financial Condition

Liquidity and Capital Resources.  At September 30, 2014, we had a cash balance of $5,064,694 and working capital of $5,526,346, compared to a cash balance of $7,578,730 and working capital of $9,316,486 at December 31, 2013. The change in working capital during the period was primarily attributable to investments in our drilling program as well as the operating loss for the first nine months of 2014.

Operating activities used cash of $1,479,733 during the 2014 nine-month period as compared to $39,543 of cash provided during the 2013 nine-month period.  The change in operating cash flow was primarily attributable to the receipt, during 2013, of a tax refund totaling $3.3 million partially offset by a decreased operating loss during 2014 and changes in operating assets and liabilities.

Investing activities used cash of $1,034,303 during the 2014 nine-month period compared to $2,779,131 provided during the 2013 nine-month period.  The funds used by investing activities during the 2014 nine-month period reflect the investments in oil and gas properties, totaling $2,620,342, partially offset by the release of $1,586,039 of funds held in escrow from the prior sale of our interests in HDC LLC and HL, LLC. The funds provided by investing activities during the 2013 period reflects the release, following termination of our interest in the CPO 4 block, of restricted cash in the amount of $3,056,250 securing a standby letter of credit obligation to secure performance relative to the CPO 4 block, together with proceeds from the sale of assets and releases of funds held in escrow, partially offset by investments in oil and gas properties.

We had no financing activities during the nine months ended September 30, 2014 and 2013.

Long-Term Liabilities.  At September 30, 2014, we had long-term liabilities of $8,838 as compared to $8,424 at December 31, 2013.  Long-term liabilities at September 30, 2014 and December 31, 2013 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations of wells being brought on line during 2014.

During the nine months ended September 30, 2014, we invested $2,620,342 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $42,973, and (2) costs on U.S. properties of $2,577,369. Of the amount invested, we capitalized $688,484 to oil and gas properties subject to amortization, and $1,931,858 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $42,973 and leasehold cost in the U.S. of $1,251,450 and drilling cost in the U.S. of $1,325,919.

Our estimated capital expenditure budget for the next twelve months, ending September 30, 2015, is approximately $3.5 million and relates to (1) the planned drilling and/or completion of nine wells in the U.S. and (2) the anticipated drilling of two test wells on the Serrania concession and seismic shoots on the Los Picachos and Macaya concessions.  Our drilling and seismic plans and budget may change based on field conditions and other factors beyond our control or the control of Hupecol, and as such there can be no assurance as to the timing of these operations, including whether or not those operations occur during the next twelve months, and our ultimate capital expenditures with respect to such operations.

We anticipate that our cash on hand will be adequate to fully fund our operations during the next twelve months, including our capital expenditure budget. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1	LEGAL PROCEEDINGS

Silverman v. Houston American Energy Corp., et al., Case No. 4:12-CV-1332, in the U.S. District Court for the Southern District of Texas

In October 2014, the parties in the suit styled Steve Silverman v. Houston American Energy Corp., et al., reached an agreement in principle to settle the consolidated lawsuit.  The settlement, which provides for a $7 million payment, is expected to be fully funded by insurance and is subject to preliminary and final approval of the court. Some discovery will continue prior to preliminary and final court approval. We cannot predict with certainty the outcome of the litigation and, if the settlement is not finally approved by the court, we believe that we have meritorious defenses to the claims in the amended complaint.

If, for any reason, including failure of the Company’s insurance carriers to fully fund the settlement, the proposed settlement is not consummated, the Company intends to vigorously defend against these claims.

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
Date: November 14, 2014
	By:	/s/ John F. Terwilliger
John Terwilliger
CEO and President (Principal executive officer and
Principal financial officer)