Form 10-K
period 2014-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2015-03-18
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on the closing sales price of the registrant’s common stock on that date, was approximately $18.7 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 9, 2015 was 52,169,945.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2015 Annual Meeting are incorporated by reference into Part III of this Report.

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

The following table sets forth information relating to our principal properties as of December 31, 2014:

					2014 Net Production
	Net acreage	Average working interest %	Gross producing wells	Net proved reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Oklahoma	4	2.4%	1	1,123	5	673
Louisiana	58	5.2%	8	30,742	3,065	10,619
Texas	159	13.9%	2	14,402	83	1,425
Total U.S.	221	11.4%	11	42,267	3,153	12,717
Colombia	49,025	12.5%	—	—	—	—
Total	49,246	12.5%	11	42,267	3,153	12,717

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Gulf Coast region of Louisiana and Texas.
Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

●	East Baton Rouge Parish — we hold (i) a 4.557% royalty interest in 2,485 royalty acres, as well as a 3.547% royalty interest in the Crown Paper #01 well, and (ii) a 5% working interest in a 1,300+ net acre lease block on which a 11,000 foot test of the Bol Mex and Nonioin Struma 1, 2, 3, 4 and 5 sands was drilled and completed in 2014.

●	Plaquemines Parish — we hold a 1.8% working interest in the SL 180771 well and prospect which covers 300 gross acres.

●	Vermilion Parish — we hold a 1.5% working interest in a 450+ net acre lease block on which a 15,000 foot test of the Discorbis 1, 2, 3, 4 and 5 sands was drilled and on production during 2014.

●	Iberville Parish — we hold (i) a 3% working interest in a 618 acre lease block, (ii) a 4% working interest before casing point in a test well and a 3% working interest after the casing point, and in future wells, on a 1,129 acre lease block, and (iii) a 10.67% working interest before the casing point and 8% working interest after the casing point in a 102 acre lease block. A 13,500 foot test of the Cib Haz Sands was successfully drilled and completed, during 2013, as a producer on the 618 acre lease block and was tested and commenced production in 2014. A 12,700 foot test of the BolMex Sand on the 1,129 acre lease block is planned during the second quarter of 2015. A 12,000 foot test of the Marv Vag is planned on the 102 acre lease block during early 2015.

●	Assumption Parish – we hold a 5% working interest before payout and 4% working interest after payout in a 238 acre lease block. A 15,200 foot test of the Rob L formation was drilled during 2014 and the well came on production in February 2015.

●	Calcasieu Parish – we hold an 8.755% working interest before payout and 7% working interest after payout in a 614 acre lease block. A 12,000 foot test of the Marg Tex sand was drilled as a dry hole in 2014.

●	Jefferson Davis Parish — we hold (i) a 10.9% working interest before payout and a 9.375% working interest after payout in a 7,000 foot well drilled, and brought on production, in 2014 testing the Cris H stringer and Cris H sand, and (ii) a 3.375% working interest after the casing point in the initial and subsequent wells on a 289 acre lease block in Jefferson Davis and LaFourche Parishes. A 15,800 foot test of the Cris I-2 formation was temporarily abandoned, as a result of a stuck pipe, in January 2015.

Texas Properties

Our principal exploration properties in Texas consist of the following:

●	Matagorda County — we hold a 2.71% working interest in the 779 acre Harrison Prospect in Matagorda County, Texas. We have no present plans to drill on the Harrison Prospect.

●	Live Oak County — we hold a 33.3% working interest before the casing point and 25% working interest after the casing point in a 146 acre lease block. A 3,500 foot test of the Hockley and Pettus formation was drilled in 2014. At December 31, 2014, the well was awaiting hook up. Production of the well commenced in January 2015.

●	Jasper County — we hold a 13.33% working interest before the casing point and a 10% working interest after the casing point in a 320 acre lease block in Jasper County, Texas. A 11,950 foot test of the Wilcox 3 and 4 Sands was drilled during 2014. At December 31, 2014, the well was shut in pending resolution of water disposal issues.

- Colombian Properties:

At December 31, 2014, we held interests in multiple prospects in Colombia covering 392,205 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2014:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—
Total			392,205	—	—

At December 31, 2014, we held interests in three concessions operated by Hupecol Operating Co. in Colombia. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 392,205 acres. Our interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on a field in a concession.

As of December 31, 2014, no production had taken place on any of the fields in our then existing concessions in Colombia.  During 2014, we, through Hupecol, were provided access to each of the Colombian blocks and work relating to our Colombian concessions was focused on securing key approvals and local support for commencement of operations on the Serrania block.

For 2015, Hupecol has advised us that they plan to conduct pre-drilling operations on the Serrania concession, including road work, environmental work and work in preparation for drilling, with a first exploratory well expected to be drilled before the end of 2015.  Subject to prevailing conditions, drilling of a second well on the Serrania concession is planned during 2016.  Hupecol has also advised that it plans to begin seismic work on the Los Picachos and Macaya concessions during 2016.  Hupecol had previously advised that those same planned operations would take place during prior years. Hupecol’s plans for 2015 may change based on field conditions and other factors beyond our control or the control of Hupecol.  Our estimated net cost associated with planned operations during 2015 is approximately $984,000.

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

Los Picachos and Macaya Prospects

Our Los Picachos and Macaya prospects adjoin our Serrania concession.  Hupecol has advised us that they plan to begin seismic preparation on the Los Picachos and Macaya concessions during 2015, subject to conditions in the area allowing operations.  The ANH has granted extensions of required development commitments, including seismic acquisition, until conditions in the area allow operations.

Drilling Activity

During 2014, we participated in the drilling of a total of 13 gross wells, all in the United States.  Of those wells, 12 were classified as exploratory wells and one was classified as a development well. Our 2014 drilling program achieved a 62% success rate. The following table summarizes the number of wells drilled during 2014, 2013, and 2012, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2014			2013		2012
	Gross		Net	Gross	Net	Gross		Net
Development wells, completed as:
Productive	1		0.1094	—	—	2	(1)	0.032
Non-productive	—		—	—	—	—		—
Total development wells	1		0.1094	—	—	2		0.032

Exploratory wells, completed as:
Productive	7	(2)	0.6244	1	0.03	—		—
Non-productive	5		1.2095	—	—	3		1.125
Total exploratory wells	12		1.8339	1	0.03	3		1.125

(1)	Consists of wells drilled on the La Cuerva prospect, which were sold along with the prospect during 2012.

(2)	Includes one well successfully completed and subsequently shut-in and one well successfully completed and temporarily abandoned.

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2014, we had two wells awaiting hook up.

In addition to the wells drilled, during 2014, the operator of the Crown Paper #1 well in East Baton Rouge Parish, Louisiana carried out a rework of the well, workover operations were conducted on our Jefferson Davis Parish well and two wells were re-entered, of which one re-entry operation was successful and the second was a dry hole.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2014, we owned interests in eleven gross wells. As of December 31, 2014, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	8	3
Net	0.5578	0.1605
Colombia
Gross	—	—
Net	—	—
Total
Gross	8	3
Net	0.5578	0.1605

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Net Production:
Gas (Mcf):
United States	12,717	9,459	12,066
Colombia	—	—	—
Total	12,717	9,459	12,066
Oil (Bbls):
United States	3,152	2,963	1,032
Colombia	—	—	1,755
Total	3,152	2,963	2,787
Average sales price:
Gas ($ per Mcf)
United States	$4.80	$4.32	$3.22
Colombia	—	—	—
Total	4.80	4.32	3.22
Oil ($ per Bbl)
United States	95.95	103.36	105.91
Colombia	—	—	110.36
Total	95.95	103.36	108.71
Average production costs ($ per BOE):
United States	13.65	18.01	25.00
Colombia	—	—	68.00
Total	$13.65	$18.01	$40.72

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2014, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (SEC).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed
United States	34,130	72,710	46,248
Colombia	—	—	—
Total Proved Developed Reserves	34,130	72,710	46,248
Proved Undeveloped
United States	—	—	—
Colombia	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	34,130	72,710	46,248

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$1,838,280	$—	$1,838,280
Standardized measure (3)	$1,550,571	$—	$1,550,571

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2014. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2014. The average prices utilized for purposes of estimating our proved reserves were $94.97 per barrel of oil and $4.65 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	The Standardized Measure differs from PV-10 only in that the Standardized Measure reflects estimated future income taxes.

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 and Standardized Measure estimates, set forth above were prepared by Lonquist & Co., LLC.

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

Proved Undeveloped Reserves

As of December 31, 2014 and 2013, we had no proved undeveloped reserves.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions), categorized by geographical area, which we held as of December 31, 2014:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	5,401	221	1,840	84
Colombia	—	—	392,205	49,025
Total	5,401	221	394,045	49,109

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2014, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2015	—	—
December 31, 2016	422	40
December 31, 2017	1,129	34
December 31, 2018	289	10
December 31, 2019 and later	392,205	49,025
Total	394,045	49,109

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

Marketing

At December 31, 2014, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2014, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

At December 31, 2014, our estimated drilling budget for 2015 was approximately $1.3 million, principally relating to the preparation for drilling, and drilling, of one test well on the Serrania prospect and funding our estimated share of drilling costs on domestic prospects.  While we believe that our cash on hand at December 31, 2014 will support or drilling budget and overhead during 2015, there is no assurance that we will not require additional financing to support drilling operations and other cash requirements during 2015 or in future years.  Our drilling budget can vary substantially based on the timing and results of drilling operations as well as determinations to participate in the drilling and development of new prospects. We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2015 drilling budget and to support future acquisitions and development activities.

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

We may operate in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. This may be particularly true with respect to our operations in Colombia where infrastructure is limited or, in some cases, non-existent. Such restrictions on our ability to sell our oil or natural gas could have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

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

Global economic growth drives demand for energy from all sources, including fossil fuels.  Should the U.S. and global economies experience weakness, demand for energy may decline.  Similarly, should growth in global energy production outstrip demand, excess supplies may arise.  Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, the global financial crisis experienced during the 2008-2009 period resulted in a steep decline in the price of oil and natural gas, a marked decline in the value of our reserves, a determination in March 2009 to temporarily shut-in production from our Colombian wells and reduced revenues and profitability.  Similarly, over the last quarter of 2014 and continuing into 2015, supply gains associated with shale production and other increases in U.S. oil and gas production, together with lower forecast global energy demand, resulted in a steep decline in the price of oil and natural gas.  That decline in prices, and any declines that may occur in the future, can be expected to reduce our revenues and profitability as well as the value of our reserves and may also adversely affect the economics of future operations resulting in deferral or cancellation of planned drilling and related activities until such time, if ever, as economic conditions improve sufficiently to support such operations.

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

Armed conflict between government forces and anti-government insurgent groups and illegal paramilitary groups—both funded by the drug trade—has persisted in Colombia for more than 40 years. Insurgents continue to attack civilians and violent guerilla activity continues in many parts of the country. While our operators take measures to protect our assets, operations and personnel from guerilla activity, continuing attempts to reduce or prevent guerilla activity may not be successful and guerilla activity may disrupt our operations in the future. There can also be no assurance that we can maintain the safety of our operations and personnel in Colombia or that this violence will not affect our operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to us.

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

Our operations in Colombia are subject to a substantial degree of control by the operators of the properties in which we hold interests in Colombia. We are an investor in a number of properties operated by Hupecol and our interest in the assets and operations of Hupecol related entities and ventures represent all of our current assets in Colombia. During 2008, 2010 and 2012, respectively, Hupecol sold its interest in multiple concessions and entities holding multiple concessions each representing, at the time, the largest prospect(s) in terms of reserves and revenues in which we then held an interest. In early March 2009, Hupecol determined to temporarily shut-in production from our Colombian properties. It is possible that Hupecol will carry out similar sales or acquisitions of prospects or make similar decisions in the future. Our management intends to closely monitor the nature and progress of future transactions by Hupecol in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction.

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

Our success depends on our staff, which is small in size and limited in technical capabilities, and third party consultants, the loss of any of whom could disrupt our business operations.

Our success will depend on our ability to attract and retain key staff members.  Our staff is extremely small in size and possesses limited technical capabilities.  We do not presently maintain any significant internal technical capabilities but rely on the engineering, geological and other technical skills of our board and, from time to time, third party consultants.  We are dependent upon John Terwilliger, our founder and President, who is principally responsible for sourcing our resource plays and managing those resource plays.  If members of our staff should resign or we are unable to attract the necessary personnel, our business operations could be adversely affected.

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

Our stock has suffered significant declines over the past several years mirroring, among other things, the delays in drilling and ultimate determination to cease completion efforts on test wells on the CPO 4 prospect and the announcement that the SEC was conducting an investigation of our company.

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

We may incur costs and be subject to sanctions and uncertainties relating to the ongoing SEC administrative proceeding against our company.

We have been the subject of a multi-year investigation by the SEC which, during 2014, resulted in the institution of administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding alleges that Mr. Terwilliger and Houston American Energy made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC is seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC were true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to(A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act. The administrative proceeding was scheduled for trial in January 2015 but has been stayed pending consideration by the Commission of a proposed settlement.  A finding in such administrative proceedings that either our company or Mr. Terwilliger violated U.S. securities laws could result in penalties, disgorgement, bars from Mr. Terwilliger’s continued service as an officer or director and other consequences, including possible private litigation, that would have a material adverse effect on our consolidated financial position, results of operations or cash flows and future operations.

We could be negatively impacted by securities class action complaints.

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against us and certain of our executive officers, which we refer to as the Silverman litigation.  The complaint generally alleges that all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the first test well on the CPO 4 prospect. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit.  The settlement, which provides for a $7 million payment, is expected to be fully funded by our insurance and was subject to preliminary and final approval of the court.  At December 31, 2014, court approval remained pending. If, for any reason, the settlement is not approved and consummated, we may be exposed to damages and costs in excess of our insurance which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Silverman Shareholder Class Action Suit

On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleged that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints sought unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  The amended complaint, among other things, expanded the putative class period to November 9, 2009 to April 18, 2012 and added allegations challenging a November 2009 estimate concerning the CPO 4 prospect.  On January 14, 2013, we filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit. The settlement, which provides for a $7,000,000 payment, is expected to be fully funded by the Company’s insurance and is subject to preliminary and final approval of the court. The parties submitted the settlement to the court for approval on December 31, 2014.  Though we believe the likelihood of approval of the settlement is probable, we cannot predict with certainty the outcome of the litigation. If the settlement is not finally approved by the court, we believe that we have meritorious defenses to the claims in the amended complaint.

SEC Administrative Proceeding

On August 4, 2014, following a multi-year investigation, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding alleged that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC was seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC were true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to(A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.

At December 31, 2014, the administrative proceeding was pending and was scheduled for trial in January 2015.  The trial was stayed in January 2015 pending consideration by the Commission of a proposed settlement and remains pending as of the filing of this report. Based on the settlement proposal offered for consideration by the Commission, the Company has recorded on its balance sheet a contingent liability, and on its statement of operations a contingent loss, of $400,000.

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

		High	Low
Calendar Year 2014	Fourth Quarter	$0.32	$0.12
	Third Quarter	0.49	0.18
	Second Quarter	0.58	0.38
	First Quarter	0.75	0.24

Calendar Year 2013	Fourth Quarter	$0.35	$0.23
	Third Quarter	0.39	0.24
	Second Quarter	0.48	0.18
	First Quarter	0.36	0.20

At March 9, 2015, the closing price of the common stock on NYSE MKT was $0.22 per share.

Holders

As of March 9, 2015, there were approximately 878 shareholders of record of our common stock.

Dividends

No dividends were paid during calendar years 2013 or 2014. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,392,832	$3.21	2,607,168
Equity compensation plans not approved by security holders	—	—	—

	3,392,832	$3.21	2,607,168

(1)	Consists of 6,000,000 shares reserved for issuance under the Houston American Energy 2008 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Drilling Activity

During 2014, we participated in the drilling of 13 wells, all located in the United States, 8 of which were successfully completed by December 31, 2014, 2 of which were drilled and shut in at December 31, 2014 and five of which were dry holes, as follows:

●	a 7,000 foot test well was successfully drilled and completed in Jefferson Davis Parish, Louisiana and commenced production late in the second quarter; we hold a 10.9% working interest before payout and 9.375% working interest after payout in the well;

●	re-entry operations on the well drilled during 2014 in Jefferson Davis Parish, Louisiana were successfully completed; we hold a 9.375% working interest in the re-entry well;

●	an 11,000 foot test well was successfully drilled, tested and completed in East Baton Rouge Parish, Louisiana and commenced production in the third quarter; we hold a 5% working interest in the well;

●	an 11,950 foot test well was successfully drilled in Jasper County, Texas and, at year end, was shut-in while addressing water disposal issues; we hold a 10% working interest in the well;

●	a 15,200 foot test well was successfully drilled in Assumption Parish, Louisiana and came on production in February 2015; we hold a 5% working interest before payout and 4% after payout in the well;

●	a 15,000 foot test of the Discorbis 1, 2, 3, 4 and 5 sands was successfully drilled in Vermilion Parish, Louisiana and came on production in November 2014; we hold a 1.5% working interest in the well;

●	a 3,500 foot test of the Hockley and Pettus formations in Live Oak County, Texas was completed and commenced production in January 2015; we hold a 33.3% working interest before the casing point and 25% after the casing point in the well;

●	a 15,800 foot test of the Cris I-2 formation was drilled in Jefferson Davis Parish, Louisiana and was temporarily abandoned in January 2015 as a result of a stuck pipe; we hold a 3.375% working interest in the well;

●	re-entry operations on a well, in Logan County, Oklahoma, to 5,362 feet were determined to be non-commercial and the well was set up for a water disposal well;

●	a 12,000 foot dry hole was drilled in Calcasieu Parish, Louisiana;

●	a 4,900 foot dry hole was drilled in Columbia County, Arkansas;

●	a 4,000 foot dry hole was drilled in South Texas; and

●	a 5,700 foot dry hole was drilled in South Texas.

In addition, during 2014, we hooked up and commenced production on a well in Iberville Parish, Louisiana that was originally drilled during 2013, in which we hold a 3% working interest.

During 2014, field operations on our domestic prospects, including drilling, completion, testing and well hookup, were affected by rainy weather in South Louisiana, delays in procuring equipment and scheduling and land issues.  As a result, the pace of drilling and bringing wells onto production during the year lagged behind our internal targets.

Also, during 2014, (i) the Crown Mineral well, in which we hold a royalty interest, underwent a re-work, was shut-in for two months, and has produced at a reduced rate since the re-work, and (ii) we agreed to participate in a workover to test up to three zones of an existing well bore on our Jefferson Davis Parish, Louisiana prospect.  Workover operations on our Jefferson Davis Parish prospect were successfully completed and the well was on production at December 31, 2014 and our share of costs for the workover are estimated at $22,000.

At December 31, 2014, we had no wells drilling.

Domestic Leasing Developments

With the termination of our interest in the CPO 4 prospect and improving economics in the U.S. energy sector, during the first half of 2013, we began actively evaluating opportunities to invest and participate in domestic oil and gas prospects.  Our management team, led by our CEO, has evaluated numerous opportunities and is sourcing and evaluating additional domestic opportunities.

During 2014, we acquired interests in 8 additional domestic drilling prospects, as follows:

●	a 13.33% working interest before the casing point in a test well and a 10% working interest after the casing point, and in future wells, on a 320 acre prospect in Jasper County, Texas; as noted above, an 11,950 foot test of the Wilcox 3 and 4 Sands was drilled during the first half of 2014; and, our share of acquisition and dry hole costs for the test well were approximately $450,000;

●	a 4% working interest before the casing point in a test well and a 3% working interest after the casing point, and in future wells, on a 1,129 acre prospect in Iberville Parish, Louisiana; a 12,700 foot test of the BolMex Sand is planned during the second quarter of 2015; and our share of acquisition and dry hole costs for the test well are estimated at $232,000;

●	a 30% working interest before payout and a 25.5% working interest after payout in a 160 acre prospect in Columbia County, Arkansas, as well as an 840 acre area of mutual interest; as noted above, a 4,900 foot test of the Pettet formation was drilled as a dry hole during the third quarter of 2014; and, our share of acquisition and dry hole costs for the test well are estimated at $118,500;

●	a 5% working interest before payout and 4% working interest after payout in a 238 acre prospect in Assumption Parish, Louisiana; as noted above, a 15,200 foot test of the Rob L formation was drilled during the second quarter of 2014 and the well came on production in February 2015; and, our share of acquisition and dry hole costs for the test well were approximately $400,000;

●	a 3.375% working interest after the casing point in the initial and subsequent wells on a 289 acre prospect in LaFourche and Jefferson Parishes, Louisiana; a 15,000 foot test of the Cris I-2 formation was drilled during 2014 and temporarily abandoned due to a stuck pipe in January 2015; and, our share of acquisition and dry hole costs for the test well are estimated at $330,000;

●	an 8.755% working interest before payout and 7% working interest after payout in a 614 acre prospect in Calcasieu Parish, Louisiana; a 12,000 foot test of the Marg Tex-1 sand was drilled as a dry hole during 2014; and our share of acquisition and dry hole costs for the test well are estimated at $335,000;

●	a 33.33% working interest before the casing point and 25% working interest after the casing point in a 146 acre prospect in Live Oak County, Texas; as noted above, a 3,500 foot test of the Hockley and Pettus formations was during 2014 and came on production in January 2015; and, our share of acquisition and dry hole costs for the test well are estimated at $186,500; and

●	a 10.67% working interest before the casing point and 8% working interest after the casing point in a 102 acre prospect in Iberville Parish, Louisiana; a 12,000 foot test of the Marv Vag sand is planned during early 2015; and our share of acquisition and dry hole costs for the test well are estimated at $265,000.

The timing, depth and costs of planned domestic drilling operations are subject to many uncertainties and may vary from that indicated above.

Colombian Developments – Serrania, Los Picachos and Macaya

During 2014, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $244,471.

For 2015, Hupecol, the operator of our Colombian concessions, has advised us that they plan to conduct pre-drilling operations on the Serrania concession, including road work, environmental work and work in preparation for drilling, with a first exploratory well expected to be drilled before the end of 2015.  Subject to prevailing conditions, drilling of a second well on the Serrania concession is planned during 2016.

Hupecol has also advised that it plans to begin seismic work on the Los Picachos and Macaya concessions during 2016.  Hupecol had previously advised that those same planned operations would take place during prior years. Hupecol’s plans for 2015 may change based on field conditions and other factors beyond our control or the control of Hupecol.

Our 2015 estimated net cost associated with pre-drilling activities and first test well on the Serrania concession is approximately $984,000.

Escrow Settlements

During 2014, we received $1,586,039 in partial settlement of our escrow receivable relating to our prior sale of HDC LLC and HL LLC.

Legal Proceedings; Contingent Liability; Contingent Asset

Silverman Shareholder Class Action Suit.  On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleged that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints sought unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  The amended complaint, among other things, expanded the putative class period to November 9, 2009 to April 18, 2012 and added allegations challenging a November 2009 estimate concerning the CPO 4 prospect.  On January 14, 2013, we filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit. The settlement, which provides for a $7,000,000 payment, is expected to be fully funded by the Company’s insurance and was subject to preliminary and final approval of the court. The parties submitted the settlement to the court for approval on December 31, 2014.  If, for any reason, the settlement is not approved and consummated, we may be exposed to damages and costs in excess of our insurance which would have a material adverse effect on our financial position, results of operations and cash flows.

SEC Administrative Proceeding.  On August 4, 2014, following a multi-year investigation, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding alleged that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC was seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC were true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to(A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.

At December 31, 2014, the administrative proceeding was pending and was scheduled for trial in January 2015.  The trial was stayed in January 2015 pending consideration by the Commission of a proposed settlement and remains pending as of the filing of this report. A finding in such administrative proceedings that either our company or Mr. Terwilliger violated U.S. securities laws could result in penalties, disgorgement, bars from Mr. Terwilliger’s continued service as an officer or director and other consequences, including possible private litigation, that would have a material adverse effect on our consolidated financial position, results of operations or cash flows and future operations. Based on the settlement proposal offered for consideration by the Commission, the Company has recorded on its balance sheet a contingent liability, and on its statement of operations a contingent loss, of $400,000.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2014. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Oil and Gas Revenues. Total oil and gas revenues increased 4.7%, to $363,455 in 2014 from $347,139 in 2013.

The increase in revenue was due to production from new wells brought on line during 2014, partially offset by a decrease in average sales price.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2014 and 2013:

	2014	2013
Gross producing wells	11	6
Net producing wells	0.72	0.18
Net oil production (Bbls)	3,152	2,963
Net gas production (Mcf)	12,717	9,459
Oil—Average sales price per barrel	$95.95	$103.36
Gas—Average sales price per mcf	$4.80	$4.32

The change in gross and net producing wells and production reflects wells in Jefferson Davis, Iberville and East Baton Rouge Parishes, Louisiana coming on line during 2014.  As noted, the Crown Mineral well was shut-in while undergoing a re-work for two months during 2014 and has produced at lower rates since the re-work.

The change in average sales prices realized reflects fluctuations in global commodity prices.  During the fourth quarter of 2014 and continuing into 2015, commodity prices have declined sharply.

Oil and gas sales revenues for 2014 and 2013 by region were as follows:

	Colombia	U.S.	Total
2014
Oil sales	$—	$302,460	$302,460
Gas sales	$—	$60,995	$60,995
2013
Oil sales	$—	$306,278	$306,278
Gas sales	$—	$40,861	$40,861

 Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, increased 38.5% to $113,233 in 2014 from $81,774 in 2013.

The increase in total lease operating expenses was attributable to operation of new wells brought on production during 2014.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2014	$—	$113,233	$113,233
2013	$—	$81,774	$81,774

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.  With additional domestic prospects expected to come on production during 2015, and the planned drilling of our Serrania prospect, lease operating expenses in the U.S. and overall, are expected to increase in 2015.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 1,342% to $359,897 in 2014 from $24,954 in 2013. The increase in depreciation and depletion was due to an increase in the cost pool and increased production attributable to additional wells brought on line during 2014.

General and Administrative Expenses. General and administrative expense decreased by 31% to $2,356,519 in 2014 from $3,417,292 in 2013. The change in general and administrative expense reflects a combination of (1) reduced head count resulting in a reduction in cash compensation of $259,309 and a reduction in stock compensation of $1,191,400, and (2) cost control measures implemented beginning in the second half of 2013.

Impairment of Oil and Gas Properties.  During 2014, we recorded an impairment charge of $1,492,148 resulting from application of the ceiling test under the full cost method of accounting.

Bad Debt Expense.  Bad debt expense decreased to $0 in 2014 from $86,507 in 2013.  Bad debt expense in 2013 related to our inability to obtain reimbursement of expenses disbursed by Hupecol, from an escrow held on our behalf, to pay certain operating expenses of the purchaser of HDC, LLC.

Other Income (Expense). Other income (expense) consists of interest earned on cash balances net of the contingent loss associated with the proposed SEC settlement and other bank fees. Other expense totaled $392,654 in 2014 as compared to other income of $32,158 in 2013. The change was attributable to the accrual of the contingent loss and the elimination of fees associated with the 2013 expiration of Letters of Credit.

Income Tax Expense (Benefit). We reported income tax expense of $2,183 in 2014 as compared to an income tax benefit of $(12,274) in 2013.

Financial Condition

Liquidity and Capital Resources. At December 31, 2014, we had a cash balance of $4,052,212 and working capital of $3,796,817 compared to a cash balance of $7,578,730 and working capital of $9,316,486 at December 31, 2013. The decrease in cash during 2014 was attributable to the operating loss during 2014, investments in our drilling program and recording of a contingent liability with respect to our proposed SEC settlement.

Cash Flows. Operating activities used $1,747,625 of cash during 2014 compared to $103,434 of cash used during 2013. The increase in cash used in operations was primarily attributable to tax refunds received during 2013 totaling approximately $3.3 million partially offset by a reduced operating loss.

Investing activities used $1,778,893 of cash during 2014 as compared to $2,055,819 of cash provided during 2013. Funds used by investing activities during 2014 reflect the investments in oil and gas properties, totaling $3,364,932, partially offset by the release of $1,586,039 of funds held in escrow from the prior sale of our interests in HDC LLC and HL, LLC. Funds provided by investing activities during 2013 reflects the release, following termination of our interest in the CPO 4 block, of restricted cash in the amount of $3,056,250 securing a standby letter of credit obligation to secure performance relative to the CPO 4 block, partially offset by investments in oil and gas properties.

We had no financing activities during 2014 or 2013.

Long-Term Liabilities. At December 31, 2014, we had long-term liabilities of $28,147 as compared to $8,424 at December 31, 2013. Long-term liabilities consisted of a reserve for plugging costs.

Capital and Exploration Expenditures.  During 2014, we invested $3,489,268 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $244,471, and (2) costs on U.S. properties of $3,244,797. Of the amount invested, we capitalized $1,958,802 to oil and gas properties subject to amortization, and $1,530,466 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $244,471 and leasehold cost in the U.S. of $184,612 and drilling cost in the U.S. of $3,060,185.

Planned Capital and Exploration Spending. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand.

Our estimated capital expenditure budget for 2015 is approximately $1.3 million and relates to pre-drill work for, and drilling of, an initial test well on the Serrania concession ($984,000) and drilling of test wells on two domestic prospects ($330,000).  Drilling and other plans for 2015 may change based on field conditions and other factors beyond our control or the control of the operators of our prospects and, as such, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

We anticipate that our cash on hand will be adequate to fully fund our operations during 2015, including our capital expenditure budget. However, depending on the ultimate cost and results of our drilling operations, it is possible that we will require additional capital to fully fund our future drilling budget and operations.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future acquisitions and development activities.

Contractual Obligations. At December 31, 2014, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2014:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$230,424	$93,793	$136,631	$—	$—
Total	$230,424	$93,793	$136,631	$—	$—

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2014.

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

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2014, and their ages and positions as of that date, are as follows:

Name	Age	Position
John F. Terwilliger	67	President, Chief Executive Officer and Chairman

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements.”

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Form of Common Stock Purchase Warrant, dated May 8, 2012	8-K	05/03/12	4.1

4.3	Form of Class A Common Stock Purchase Warrant, dated October 4, 2012	8-K	10/03/12	4.1

4.4	Form of Class B Common Stock Purchase Warrant, dated October 4, 2012	8-K	10/03/12	4.2

10.1	Houston American Energy Corp. 2005 Stock Option Plan*	8-K	08/16/05	10.1

10.2	Form of Director Stock Option Agreement*	8-K	08/16/05	10.2

10.3	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of GBH CPAs, PC				X

23.2	Consent of Lonquist & Co., LLC				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC				X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 18, 2015

	By:	/s/ John F. Terwilliger
John F. Terwilliger
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Terwilliger	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)	March 18, 2015
John F. Terwilliger

/s/ O. Lee Tawes, III	Director	March 18, 2015
O. Lee Tawes, III

/s/ Stephen Hartzell	Director	March 18, 2015
Stephen Hartzell

/s/ John P. Boylan	Director	March 18, 2015
John P. Boylan

/s/ Keith Grimes	Director	March 18, 2015
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Houston American Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 17, 2015

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$4,052,212	$7,578,730
Escrow receivable	321,428	1,921,217
Insurance claim receivable	8,612,681	—
Prepaid expenses and other current assets	124,960	46,175
TOTAL CURRENT ASSETS	13,111,281	9,546,122

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	54,025,617	50,320,591
Costs not being amortized	3,586,284	3,802,042
Office equipment	90,004	90,004
Total	57,701,905	54,212,637
Accumulated depletion, depreciation, amortization, and impairment	(52,201,878)	(50,349,833)
PROPERTY AND EQUIPMENT, NET	5,500,027	3,862,804
Other assets	3,167	3,167
TOTAL ASSETS	$18,614,475	$13,412,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$181,683	$8,119
Litigation settlement payable	7,000,000	—
Accrued legal fees	1,722,681	—
Contingent liability	400,000	—
Accrued expenses	10,100	31,336
Taxes payable	—	190,181
TOTAL CURRENT LIABILITIES	9,314,464	229,636

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	28,147	8,424
TOTAL LIABILITIES	9,342,611	238,060

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 52,169,945 shares issued and outstanding	52,170	52,170
Additional paid-in capital	65,928,056	65,477,046
Accumulated deficit	(56,708,362)	(52,355,183)
TOTAL SHAREHOLDERS’ EQUITY	9,271,864	13,174,033
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,614,475	$13,412,093

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

OIL AND GAS REVENUE	$363,455	$347,139

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	113,233	81,774
Depreciation and depletion	359,897	24,954
Impairment of oil and gas properties	1,492,148	—
Bad debt expense	—	86,507
General and administrative expense	2,356,519	3,417,292
Total operating expenses	4,321,797	3,610,527

Gain on sale of oil and gas properties	—	45,475

Loss from operations	(3,958,342)	(3,217,913)

OTHER INCOME (EXPENSE)
Interest income	7,349	33,238
Contingent loss	(400,000)	—
Other expense	(3)	(1,080)
Total other income (expense)	(392,654)	32,158

Net loss before taxes	(4,350,996)	(3,185,755)
Income tax expense (benefit)	2,183	(12,274)
Net loss	$(4,353,179)	$(3,173,481)
Basic and diluted net loss per common share outstanding	$(0.08)	$(0.06)
Basic and diluted weighted average number of common shares outstanding	52,169,945	52,175,677

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	52,180,045	$52,180	$63,963,257	$(49,181,702)	$14,833,735
Options issued to directors	—	—	72,399	—	72,399
Options issued to employees	—	—	1,284,240	—	1,284,240
Restricted stock issued to employees	—	—	157,140	—	157,140
Restricted stock cancelled	(10,100)	(10)	10	—	—
Net loss	—	—	—	(3,173,481)	(3,173,481)
Balance at December 31, 2013	52,169,945	52,170	65,477,046	(52,355,183)	13,174,033

Options issued to directors	—	—	42,676	—	42,676
Options issued to employees	—	—	371,513	—	371,513
Restricted stock issued to employees	—	—	36,821	—	36,821
Net loss	—	—	—	(4,353,179)	(4,353,179)
Balance at December 31, 2014	52,169,945	$52,170	$65,928,056	$(56,708,362)	$9,271,864

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,353,179)	$(3,173,481)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and depletion	359,897	24,954
Impairment of oil and gas properties	1,492,148	—
Stock-based compensation	451,010	1,513,779
Accretion of asset retirement obligation	628	552
Gain on sale of oil and gas properties	—	(45,475)
Bad debt expense	—	86,507
Contingent loss	400,000	—
Change in operating assets and liabilities:
Increase in income tax refund receivable	—	3,349,798
Increase in accounts receivable	(83,878)	—
Increase in insurance receivable	(8,612,681)	—
(Increase) decrease in prepaid expense and other current assets	5,093	(9,636)
Decrease in accounts payable and accrued expenses	(129,344)	(136,208)
Increase in settlement payable	7,000,000	—
Increase in accrued legal fees	1,722,681	—
Foreign equity taxes payable	—	(1,714,224)
Net cash used in operations	(1,747,625)	(103,434)

CASH FLOW FROM INVESTING ACTIVITIES
Release of restricted cash	—	3,056,250
Payments for acquisition and development of oil and gas properties and assets	(3,364,932)	(1,219,917)
Proceeds from sale of Colombian properties, net of expenses	—	45,475
Proceeds from escrow receivable	1,586,039	174,011
Net cash provided by (used in) investing activities	(1,778,893)	2,055,819

INCREASE (DECREASE) IN CASH	(3,526,518)	1,952,385
Cash, beginning of year	7,578,730	5,626,345
Cash, end of year	$4,052,212	$7,578,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$192,364	$1,726,498

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development costs	$105,241	$(3,219,128)
Net change in estimate of asset retirement obligation	$19,095	$—
Cancellation of stock	$—	$(10)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of approximately $3.2 million in excess of the FDIC’s current insured limit of $250,000 at December 31, 2014 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary.  In evaluating the need for an allowance, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made.  As of December 31, 2014, the Company evaluated their receivables and determined an allowance was not required.

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil, and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less of the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceeds the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2014 or 2013.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $348,197 and $12,111 for the years ended December 31, 2014 and 2013, respectively and accumulated amortization, depreciation and impairment was $52,114,846 and $50,274,501 at December 31, 2014 and 2013, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2014 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During the year, the Company impaired oil and gas properties in the amount of $1,492,148.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $11,700 and $12,843 for 2014 and 2013, respectively, and accumulated depreciation was $87,032 and $75,332 at December 31, 2014 and 2013, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the year ended December 31, 2014, outstanding options to purchase 2,632,832 shares of common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the year ended December 31, 2013, outstanding options to purchase 2,592,832 shares of common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

At December 31, 2014, 36.7% of the Company’s net oil and gas property investment, and 0% of its revenue for the year ended December 31, 2014, was with or derived from interests operated in Colombia.

For 2014, our oil production from the Company’s mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2014 and 2013, respectively.

Subsequent Events

The Company evaluated subsequent events from December 31, 2014 through the date the consolidated financial statements were issued.

Recent Accounting Developments

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2—ESCROW RECEIVABLE

At December 31, 2014 and December 31, 2013, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously held by the Company:

	December 31, 2014	December 31, 2013

Tambaqui Escrow	$4,331	$22,029
HDC LLC and HL LLC 15% Escrow	294,383	1,827,929
HDC LLC and HL LLC 5% Contingency	11,256	57,321
HC LLC 5% Contingency	11,458	13,938
TOTAL	$321,428	$1,921,217

The principal escrow receivables relate to the sale of HupecolCuerva LLC (“HC LLC”) and the 2010 sale of HDC LLC and Hupecol Llanos LLC (“HL LLC”).

Changes in escrow receivables during 2014 reflect the release of an aggregate of $1,586,039 from the various escrow accounts, and netting an accrued liability of $13,750.

NOTE 3—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2014 included the following:

	United States	South America	Total
Evaluated properties being amortized	$4,570,915	$49,454,702	$54,025,617
Accumulated depreciation, depletion, amortization and impairment	(2,660,144)	(49,454,702)	(52,114,846)

Net capitalized costs	$1,910,771	$—	$1,910,771

Evaluated oil and gas properties subject to amortization at December 31, 2013 included the following:

	United States	South America	Total
Evaluated properties being amortized	$865,889	$49,454,702	$50,320,591
Accumulated depreciation, depletion, amortization and impairment	(819,799)	(49,454,702)	(50,274,501)

Net capitalized costs	$46,090	$—	$46,090

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2014 included the following:

	North America	South America	Total
Leasehold acquisition costs	$868,301	$141,319	$1,009,620
Geological, geophysical, screening and evaluation costs	683,976	1,892,688	2,576,664

Total	$1,552,277	$2,034,007	$3,586,284

Unevaluated oil and gas properties not subject to amortization at December 31, 2013 included the following:

	North America	South America	Total
Leasehold acquisition costs	$1,234,888	$131,335	$1,366,223
Geological, geophysical, screening and evaluation costs	777,618	1,658,201	2,435,819

Total	$2,012,506	$1,789,536	$3,802,042

NOTE 4—Asset Retirement Obligation

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2014 and 2013.

	2014	2013
ARO liability at January 1	$8,424	$7,872
Accretion expense	628	552
Liabilities incurred from drilling	20,812	—
Liabilities settled—assets sold	—	—
Changes in estimates	(1,717)	—

ARO liability at December 31,	$28,147	$8,424

NOTE 5—STOCK-BASED COMPENSATION

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

In 2014, options to purchase an aggregate of 200,000 shares were granted to non-employee directors and options to purchase an aggregate of 600,000 shares were granted to an employee.

The 200,000 options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten-year life and have an exercise price of $0.415 per share. The option grants to non-employee directors were valued on the date of grant at $46,651 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.57%, (2) expected life in years of 4.65, (3) expected stock volatility of 103.6%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 600,000 options granted to an employee vest 1/3 on each of the first three anniversaries of the grant date, subject to acceleration of vesting in the event of certain changes in control or the realization of revenues from oil and gas production on the Serrania prospect or receipt of proceeds from the sale of the Serrania prospect, have a ten year life and have an exercise price of $0.415 per share. The option grants to the employee were valued on the date of grant at $126,355 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.57%, (2) expected life in years of 4.65, (3) expected stock volatility of 103.6%, and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Option activity during 2014 and 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	2,223,057	$5.68
Granted	2,215,525	$0.86
Exercised	—	$—
Forfeited	(2,065,750)	$2.53

Outstanding at December 31, 2013	2,592,832	$4.07
Granted	800,000	$0.42
Exercised	—	$—
Forfeited	—	$—

Outstanding at December 31, 2014	3,392,832	$3.21	6.02	$ —

During 2014 and 2013, the Company recognized $414,189 and $1,356,639, respectively, of stock compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2014, non-vested options totaled 728,000 and total unrecognized stock-based compensation expense related to non-vested stock options was $114,730.  The unrecognized expense is expected to be recognized over a weighted average period of 1.97 years.  The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2014 is 6.79 years and 6.02 years, respectively.

As of December 31, 2014, there were 2,607,168 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value is being amortized over the vesting period, and during 2014 and 2013, $36,821 and $157,140 was amortized to expense respectively.  As a result of the termination of two officers, 5,000 shares of restricted stock were forfeited and cancelled during 2013 with respect to each of the terminated officers.  As of December 31, 2014, there was $0 of unrecognized compensation cost related to unvested restricted stock.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for 2014 and 2013:

	2014	2013

Share-based compensation expense included in general and administrative expense	$451,010	$1,513,779
Earnings per share effect of share-based compensation expense	$(0.01)	$(0.03)

NOTE 6—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ending December 31, 2014 and 2013.

	2014	2013

Income (loss) before income taxes	$(4,350,996)	$(3,185,755)

Income tax expense (benefit) computed at statutory rates	$(1,523,613)	$(1,115,014)
Permanent differences, nondeductible expenses	141,446	(1,177,769)
Increase (decrease) in valuation allowance	(696,514)	(902,498)
Change in tax rate	—	(79,409)
Return to accrual items	1,178,681	127,913
Foreign tax credit	—	3,658,139
Other adjustment	—	(21,156)
NOL adjustment	902,183	(502,480)
State (net of federal benefit)	—	—
Tax provision (benefit)	$2,183	$(12,274)

Total Provision
Current Federal	$—	$—
Current State	—	—
Deferred Federal	—	—
Deferred State	—	—
Permanent True-up	—	(21,154)
Foreign	2,183	8,880
Total provision (benefit)	$2,183	$(12,274)

At December 31, 2014 the Company has a federal tax loss carry forward of $44,930,526 and a foreign tax credit carry forward of $486,880, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2014 and 2013 are set out below.

	2014	2013
Non-Current Deferred tax assets:
Net operating loss carry forwards	$15,764,184	$17,003,714
Foreign tax credit carry forwards	486,880	484,697
Deferred state tax	23,277	23,277
Stock compensation	3,525,473	3,618,643
Book in excess of tax depreciation, depletion, and capitalization methods on oil and gas properties	(1,524,310)	(2,151,329)
Other	(76,576)	(83,560)
Colombia future tax obligations	—	—

Total Non-Current Deferred tax assets	18,198,928	18,895,442

Valuation Allowance	(18,198,928)	(18,895,442)

Net deferred tax asset	$—	$—

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol. Colombia’s current income tax rate is 25%. During 2014 and 2013, we recorded foreign tax expense of $2,183 and $8,880, respectively.

NOTE 7—RELATED PARTIES

In conjunction with the Company’s efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests (ORRI) in select mineral properties of the Company, including all current and future properties in Colombia in which Messrs. Terwilliger and Tawes each hold a 1.5% ORRI. During 2014 and 2013, Mr. Terwilliger received royalty payments relating to those properties totaling $20,682 and $20,305, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $20,682 and $20,305, respectively (see Note 8).

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017. The lease agreement requires future payments as follows:

Year	Amount
2015	$93,793
2016	96,162
2017	40,469

Total	$230,424

Total rental expense was $98,659 and $97,220 in 2014 and 2013, respectively. The Company does not have any capital leases or other operating lease commitments.

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change.

Silverman Shareholder Class Action Suit.  On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleged that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints sought unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and on November 15, 2012 the lead plaintiffs filed an amended complaint.  The amended complaint, among other things, expanded the putative class period to November 9, 2009 to April 18, 2012 and added allegations challenging a November 2009 estimate concerning the CPO 4 prospect.  On January 14, 2013, we filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit. The settlement, which provides for a $7,000,000 payment, is expected to be fully funded by the Company’s insurance and was subject to preliminary and final approval of the court. The parties submitted the settlement to the court for approval on December 31, 2014.  If, for any reason, the settlement is not approved and consummated, we may be exposed to damages and costs in excess of our insurance which would have a material adverse effect on our financial position, results of operations or cash flows.

SEC Administrative Proceeding.  On August 4, 2014, following a multi-year investigation, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American Energy Corp., John F. Terwilliger, Jr., Undiscovered Equities, Inc. and Kevin T. McKnight.  The administrative proceeding alleged that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC was seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC were true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to (A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.

At December 31, 2014, the administrative proceeding was pending and was scheduled for trial in January 2015.  The trial was stayed in January 2015 pending consideration by the Commission of a proposed settlement and remains pending. Based on the settlement proposal offered for consideration by the Commission, the Company has recorded on its balance sheet a contingent liability, and on its statement of operations a contingent loss, of $400,000.  The Company has an insurance policy that insures for legal fees incurred in connection with the above administrative proceeding.  At December 31, 2014, the Company had recorded an insurance claim receivable of $1,612,681 for fees which have been incurred, but not yet reimbursed by its insurance company.

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

During 2014, the Company made grants under the plan in 13 pools relating to 13 prospects. All of such grants were made to the Company’s principal officer with grants ranging from ½% to 1% of revenues associated with the prospects included in such pools.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out. The obligation associated with the plan totaled $876 at December 31, 2014 and is recorded in accounts payable.

NOTE 9—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2014 and 2013 and long-lived assets as of December 31, 2014 and 2013 attributable to each geographical area are presented below:

	2014		2013
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$363,455	$3,466,020	$347,139	$2,073,268
South America	—	2,034,007	—	1,789,536
Total	$363,455	$5,500,027	$347,139	$3,862,804

NOTE 10—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2014	2013
Revenues
North America	$363,455	$347,139
South America	—	—
	$363,455	$347,139

Production Cost
North America	$113,233	$81,774
South America	—	—
	$113,233	$81,774

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2014, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$1,552,277	$2,034,007	$3,586,284
Proved properties being amortized	4,570,915	49,454,702	54,025,617
Accumulated depreciation, depletion, amortization and impairment	(2,660,144)	(49,454,702)	(52,114,846)

Net capitalized costs	$3,463,048	$2,034,007	$5,497,055

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $66.05 for the United States and $0 for South America for the year ended December 31, 2014.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2014 and 2013 are summarized below:

	2014
	United States	South America
Property acquisition costs:
Proved	$54,716	$—
Unproved	184,612	9,984
Exploration costs	3,005,469	234,487
Development costs	—	—

Total costs incurred	$3,244,797	$244,471

	2013
	United States	South America
Property acquisition costs:
Proved	$8,640	$84,081
Unproved	262,883	—
Exploration costs	—	88,171
Development costs	776,142	—

Total costs incurred	$1,047,665	$172,252

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2012	85,280	6,170	—	—	85,280	6,170

Extensions and discoveries	—	—	—	—	—	—
Purchase of minerals in place	—	—	—	—	—	—
Revisions of prior estimates	(39,011)	7,943	—	—	(39,011)	7,943
Sale of minerals in place	—	—	—	—	—	—
Production	(9,459)	(2,963)	—	—	(9,459)	(2,963)

Balance December 31, 2013	36,810	11,150	—	—	36,810	11,150

Extensions and discoveries	24,944	32,090	—	—	24,944	32,090
Purchase of minerals in place	—	—	—	—	—	—
Revisions to prior estimates	23,673	(5,958)	—	—	23,673	(5,958)
Sales of minerals in place	—	—	—	—	—	—
Production	(12,717)	(3,152)	—	—	(12,717)	(3,152)

Balance December 31, 2014	72,710	34,130	—	—	72,710	34,130

Proved developed reserves
at December 31, 2013	36,810	11,150	—	—	36,810	11,150
at December 31, 2014	72,710	34,130	—	—	72,710	34,130

Proved undeveloped reserves
at December 31, 2013	—	—	—	—	—	—
at December 31, 2014	—	—	—	—	—	—

During 2014 and 2013, the Company recorded extensions and discoveries resulting principally from its ongoing drilling operations in Colombia. As of December 31, 2014, we had no proved undeveloped (“PUD”) reserves. None of the PUD reserves as of December 31, 2013 were converted to proved developed producing reserves in 2014.

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

Standardized measure of discounted future net cash flows at December 31, 2014:

	United States	South America	Total
Future cash flows from sales of oil and gas	$3,579,990	$—	$3,579,990
Future production cost	(1,091,790)	—	(1,091,790)
Future development cost	—	—	—
Future income tax	(287,709)	—	(287,709)
Future net cash flows	2,200,491	—	2,200,491

10% annual discount for timing of cash flow	(649,930)	—	(649,930)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,550,561	$—	$1,550,561

Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	(250,222)	—	(250,222)
Change due to revisions in standardized variables:
Income taxes	(287,709)	—	(287,709)
Accretion of discount	112,021	—	112,021
Net change in sales and transfer price, net of production costs	(193,777)	—	(193,777)
Previously estimated development costs incurred during the period	—	—	—
Changes in estimated future development costs	—	—	—
Revision and others	—	—	—
Discoveries	999,242	—	999,242
Sales of reserves in place	—	—	—
Changes in production rates and other	451,971	—	451,971

Net	831,526	—	831,526
Beginning of year	719,035	—	719,035

End of year	$1,550,561	$—	$1,550,561

Standardized measure of discounted future net cash flows at December 31, 2013:

	United States	South America	Total
Future cash flows from sales of oil and gas	$1,306,020	$—	$1,306,020
Future production cost	(357,970)	—	(357,970)
Future development cost	—	—	—
Future income tax	(14,525)	—	(14,525)
Future net cash flows	933,525	—	933,525

10% annual discount for timing of cash flow	(214,490)	—	(214,490)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$719,035	$—	$719,035

Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	(265,365)	—	(265,365)
Change due to revisions in standardized variables:
Income taxes	(14,525)	—	(14,525)
Accretion of discount	29,807	—	29,807
Net change in sales and transfer price, net of production costs	48,603	—	48,603
Previously estimated development costs incurred during the period	—	—	—
Changes in estimated future development costs	—	—	—
Revision and others	30,997	—	30,997
Discoveries	—	—	—
Sales of reserves in place	—	—	—
Changes in production rates and other	591,448	—	591,448

Net	420,965	—	420,965
Beginning of year	298,070	—	298,070

End of year	$719,035	$—	$719,035

NOTE 11—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2014
Operating revenue	$106,023	$67,450	$56,805	$133,177
Loss from operations	(536,105)	(684,728)	(512,919)	(2,224,590)
Net loss	(535,368)	(683,644)	(511,653)	(2,222,514)

Loss per common share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Loss per common share - diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

2013
Operating revenue	$15,032	$19,223	$170,311	$142,573
Income from operations	(785,191)	(1,296,227)	(526,248)	(610,247)
Net loss	(806,175)	(1,266,267)	(526,464)	(574,575)

Earnings per common share - basic	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Earnings per common share - diluted	(0.02)	(0.02)	(0.01)	(0.01)