Form 10-Q
period 2015-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2015-05-13
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, we had 52,169,945 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index
PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$3,342,836	$4,052,212
Escrow receivable	321,428	321,428
Insurance claim receivable	7,770,574	8,612,681
Prepaid expenses and other current assets	295,306	124,960
TOTAL CURRENT ASSETS	11,730,144	13,111,281

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	54,833,445	54,025,617
Costs not being amortized	2,803,303	3,586,284
Office equipment	90,004	90,004
Total	57,726,752	57,701,905
Accumulated depreciation, depletion, amortization and impairment	(53,010,832)	(52,201,878)
PROPERTY AND EQUIPMENT, NET	4,715,920	5,500,027

Other assets	3,167	3,167
TOTAL ASSETS	$16,449,231	$18,614,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$33,897	$181,683
Litigation settlement payable	7,000,000	7,000,000
Accrued legal fees	880,574	1,722,681
Contingent liability	400,000	400,000
Accrued expenses	1,436	10,100
TOTAL CURRENT LIABILITIES	8,315,907	9,314,464

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	28,729	28,147
TOTAL LIABILITIES	8,344,636	9,342,611

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,169,945 shares issued and outstanding	52,170	52,170
Additional paid-in capital	65,947,851	65,928,056
Accumulated deficit	(57,895,426)	(56,708,362)
TOTAL SHAREHOLDERS’ EQUITY	8,104,595	9,271,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,449,231	$18,614,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014

OIL AND GAS REVENUE	$101,971	$106,023

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	28,913	26,903
General and administrative expense	455,873	608,509
Impairment of oil and gas properties	677,051	—
Depreciation and depletion	131,903	6,716
Total operating expenses	1,293,740	642,128

Loss from operations	(1,191,769)	(536,105)

OTHER INCOME
Interest income	5,456	1,473
Total other income	5,456	1,473

Net loss before taxes	(1,186,313)	(534,632)

Income tax expense	751	736

Net loss	$(1,187,064)	$(535,368)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Based and diluted weighted average number of common shares outstanding	52,169,945	52,169,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,187,064)	$(535,368)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	131,903	6,716
Impairment of oil and gas properties	677,051	—
Stock-based compensation	19,795	230,010
Accretion of asset retirement obligation	582	138
Changes in operating assets and liabilities:
Decrease in insurance receivable	842,107	—
Increase in prepaid expenses and other current assets	(170,346)	(392,240)
Decrease in accounts payable and accrued expenses	(156,450)	(9,934)
Decrease in accrued legal fees	(842,107)	—

Net cash used in operating activities	(684,529)	(700,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(24,847)	(944,446)
Proceeds from receipt of escrow receivables	—	1,565,862

Net cash provided by (used in) investing activities	(24,847)	621,416

Decrease in cash	(709,376)	(79,262)
Cash, beginning of period	4,052,212	7,578,730
Cash, end of period	$3,342,836	$7,499,468

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$751	$13,560

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2014.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc., and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $2,753,578 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2015. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  For the three months ended March 31, 2015 and 2014, using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by 55,600 and 229,014 shares, respectively; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from March 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Index
Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ESCROW RECEIVABLE

At March 31, 2015 and December 31, 2014, the Company’s balance sheets reflected the following current escrow receivables relating to various oil and gas properties previously held by the Company:

	March 31, 2015	December 31, 2014

Tambaqui Escrow	$4,331	$4,331
HDC LLC & HL LLC 15% Escrow	294,383	294,383
HDC LLC & HL LLC 5% Contingency	11,256	11,256
HC LLC 5% Contingency	11,458	11,458
TOTAL	$321,428	$321,428

The principal escrow receivables relate to the sale of Hupecol Cuerva LLC (“HC LLC”) and the 2010 sale of HDC LLC and Hupecol Llanos LLC (“HL LLC”).

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2015, the Company invested $24,847 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $3,749, and (2) costs on U.S. properties of $21,098. Of the amount invested, the Company capitalized $21,098 to oil and gas properties subject to amortization, and $3,749 to oil and gas properties not subject to amortization, attributable to preparation and evaluation cost in Colombia of $3,749 and drilling cost in the U.S. of $21,098.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2015 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2015 attributable to each geographical area are presented below:

	Three Months Ended March 31,2015	As of March 31, 2015
	Revenues	Long Lived Assets, Net
United States	$101,971	$2,678,163
Colombia	—	2,037,757
Total	$101,971	$4,715,920

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE

The Company periodically grants options to employees, directors and consultants under the Company’s 2005 Stock Option Plan and the Company’s 2008 Equity Incentive Plan (together, the “Plans”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Index
Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2015 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,392,832	$3.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2015	3,392,832	$3.21	$-
Exercisable at March 31, 2015	2,292,832	$4.56	$-

No options were granted or exercised during the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company recognized $19,795 of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.  As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $94,484. The unrecognized expense is expected to be recognized over a weighted average period of 2.19 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2015 is 6.54 years and 5.40 years, respectively.

Shares available for issuance under the Plans as of March 31, 2015 totaled 2,607,168 shares.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vested over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value was amortized over the vesting period and, during the three months ended March 31, 2015 and 2014, $0 and $20,155 was amortized to expense.  As of March 31, 2015, there was no unrecognized compensation cost related to unvested restricted stock.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Share-based compensation expense included in general and administrative expense	$19,795	$230,010
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of March 31, 2015, the lease agreement requires future payments as follows:

Year	Amount
2015	70,345
2016	96,162
2017	40,479
Total	$206,986

For the three months ended March 31, the total base rental expense was $21,376 in 2015 and $23,730 in 2014.  The Company does not have any capital leases or other operating lease commitments.

Index
Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change.

Silverman Shareholder Class Action Suit.  On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleged that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints sought unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and, on November 15, 2012, the lead plaintiffs filed an amended complaint.  The amended complaint, among other things, expanded the putative class period to November 9, 2009 to April 18, 2012 and added allegations challenging a November 2009 estimate concerning the CPO 4 prospect.  On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit. The settlement, which provides for a $7,000,000 payment, is expected to be fully funded by the Company’s insurance and was subject to preliminary and final approval of the court. The parties submitted the settlement to the court for approval on December 31, 2014.  The court signed an order on April 16, 2015 preliminarily approving the settlement and scheduled a final approval hearing on July 29, 2015.  Pursuant to the terms of the settlement, the Company, through its insurer, is required to escrow settlement funds in the amount of $7,000,000 by approximately May 15, 2015. In May 2015, the Company's insurer deposited the required funds into an escrow account to fund the settlement. If, for any reason, the settlement is not approved and consummated, we may be exposed to damages and costs in excess of our insurance which would have a material adverse effect on our financial position, results of operations or cash flows.

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

At December 31, 2014, the administrative proceeding was pending and was scheduled for trial in January 2015.  The trial was stayed in January 2015 pending consideration by the Commission of a proposed settlement and remains pending. The settlement proposal remained pending at March 31, 2015.  On April 16, 2015, the Commission formally approved the settlement. Pursuant to the terms of the settlement, among other things, the Company agreed to pay a penalty of $400,000 and the Company’s Chief Executive Officer resigned and agreed to pay a penalty of $150,000.  The Company, at December 31, 2014, recorded on its balance sheet a contingent liability, and on its statement of operations a contingent loss of $400,000 relating to the settlement.  The Company has an insurance policy that insures for legal fees incurred in connection with the above administrative proceeding.  At December 31, 2014, the Company had recorded an insurance claim receivable of $1,612,681 for fees which have been incurred, but not yet reimbursed by its insurance company.  As of March 31, 2015, the insurance claim receivable relating to unpaid legal fees totaled $770,574.

Index
NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2015, and consequently, recorded no U.S. income tax liability or tax expense for the three months ended March 31, 2015.

During the three months ended March 31, 2015, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

NOTE 7 – SUBSEQUENT EVENTS

Settlement of SEC Administrative Proceeding

As noted above, the Company’s ongoing SEC Administrative Proceeding was settled in April 2015.  As a result of that settlement, among other things, the Company agreed to pay a penalty in the amount of $400,000.  The penalty and associated loss were recorded during 2014.

Silverman Shareholder Class Action Suit.

In May 2015, the Company’s insurance carriers deposited into escrow funds to settle the Silverman Shareholder Class Action Suit.  As a result, the insurance claim receivable and litigation settlement payable pertaining to the settlement recorded on the balance sheet, in the amount of $7,000,000, are each expected to be fully satisfied and removed from the balance sheet.

Changes in Officers and Directors

Under the terms of the settlement of our SEC Administrative Proceeding, John Terwilliger, the Company’s Chairman and Chief Executive Officer, resigned from all positions as an officer and director of the Company.

In connection with the resignation of John Terwilliger: (1) John Boylan, a current director, was appointed Chairman, President and Chief Executive Officer of the Company; (2) an additional independent director was appointed to fill the vacancy created by Mr. Terwilliger’s resignation; and (3) the Company agreed to continue to employ Mr. Terwilliger in a non-executive capacity to assist in the management transition through at least December 31, 2015.

Mr. Boylan’s compensation, in addition to benefits generally provided to Company employees, consists of: (1) an annual base salary of $120,000; and (2) a ten-year stock option grant, exercisable at $0.2158 per share, fair market value on the date of grant, to purchase 900,000 shares of the Company’s common stock.  The stock option vests 1/3 on each of the first three anniversaries of the date of grant subject to accelerated vesting upon either (i) the receipt by the Company, on or after the grant date and during the term of Mr. Boylan’s employment, of $10 million or more of aggregate gross proceeds from the sale of equity securities or securities convertible into equity securities, or (ii) the acquisition by the Company, on or after the grant date and during the term of Mr. Boylan’s employment, of $10 million or more in aggregate purchase price of oil and gas properties. The option grant was valued on the date of grant at $87,209 using the Black-Scholes option-pricing model.

In conjunction with the appointment of the new independent director, a stock option to purchase 8,333 shares of common stock was granted.  The option is exercisable for a term of ten years at $0.2158 per share, fair market value on the date of grant, and vests 20% on the date of grant and 80% nine months from the date of grant. The option grant was valued on the date of grant at $807 using the Black-Scholes option-pricing model.

Index
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2015, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2014.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2014.  As of, and for the three months ended, March 31, 2015, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2015:

March 31, 2015
Acquisition costs	$902,863
Development and evaluation costs	1,900,440
Total	$2,803,303

Of the carrying value of unevaluated oil and gas prospects above, $2,037,758 was attributable to properties in the South American country of Colombia and $765,545 was attributable to properties in the United States.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Recent Developments

Drilling Activity

During the quarter ended March 31, 2015, we drilled no wells.

At March 31, 2015, drilling operations were ongoing on one well.

Index
Domestic Developments

During the quarter ended March 31, 2015, one planned well was shelved due to weak oil prices.

Colombian Developments – Serrania, Los Picachos and Macaya

During the quarter ended March 31, 2015, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $3,749.

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

Settlement of SEC Administrative Proceeding

Our ongoing SEC Administrative Proceeding was settled in April 2015.  As a result of that settlement, among other things, we agreed to pay a penalty in the amount of $400,000.  The penalty and associated loss were recorded during 2014.

Changes in Officers and Directors

Under the terms of the settlement of our SEC Administrative Proceeding, John Terwilliger, our Chairman and Chief Executive Officer, resigned from all positions as an officer and director of our company.

In connection with the resignation of John Terwilliger: (1) John Boylan, a current director, was appointed Chairman, President and Chief Executive Officer of the company; (2) an additional independent director was appointed to fill the vacancy created by Mr. Terwilliger’s resignation; and (3) we agreed to continue to employ Mr. Terwilliger in a non-executive capacity to assist in the management transition through at least December 31, 2015.

Mr. Boylan’s compensation, in addition to benefits generally provided to company employees, consists of: (1) an annual base salary of $120,000; and (2) a ten-year stock option grant, exercisable at fair market value on the date of grant, to purchase 900,000 shares of our common stock.  The stock option vests 1/3 on each of the first three anniversaries of the date of grant subject to accelerated vesting upon either (i) our receipt, on or after the grant date and during the term of Mr. Boylan’s employment, of $10 million or more of aggregate gross proceeds from the sale of equity securities or securities convertible into equity securities, or (ii) our acquisition, on or after the grant date and during the term of Mr. Boylan’s employment, of $10 million or more in aggregate purchase price of oil and gas properties.

In conjunction with the appointment of the new independent director, a stock option to purchase 8,333 shares of common stock was granted.  The option is exercisable for a term of ten years at fair market value on the date of grant and vests 20% on the date of grant and 80% nine months from the date of grant.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 4% to $101,971 in the three months ended March 31, 2015 compared to $106,023 in the three months ended March 31, 2014.  The decrease in revenue was due to a steep decline in commodity prices which more than offset increases in production from wells brought onto production during the past year.

Index
The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Gross producing wells	11	7
Net producing wells	0.72	0.30
Net oil production (Bbl)	1,294	960
Net gas production (Mcf)	6,221	3,527
Average sales price – oil (per barrel)	$59.81	$92.91
Average sales price – natural gas (per Mcf)	$3.92	$4.77

The change in well count and production reflects the three wells coming on line during the final three quarters of 2014.

The change in average sales prices realized reflects a steep decline in global commodity prices beginning in late 2014 and continuing into 2015.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2015 First Quarter
Oil sales	$—	$77,399	$77,399
Gas sales	—	24,572	24,572
2014 First Quarter
Oil sales	$—	$89,210	$89,210
Gas sales	—	16,813	16,813

Lease Operating Expenses. Lease operating expenses increased 7% to $28,913 during the three months ended March 31, 2015 from $26,903 during the three months ended March 31, 2014.  The increase in total lease operating expenses was attributable to additional wells coming on line during 2014.  Lease operating expenses, by region were as follows:

	Colombia	U.S.	Total
2015 First Quarter	$—	$28,913	$28,913
2014 First Quarter	—	26,903	26,903

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

Depreciation and Depletion Expense.  Depreciation and depletion expense was $131,903 and $6,716 for the three months ended March 31, 2015 and 2014, respectively.  The increase in depreciation and depletion was due to an increase in the cost pool and increased production attributable to additional wells brought on line during 2014.

Impairment of Oil and Gas Properties. During the three months ended March 31, 2015, we recorded an impairment expense of $677,051 associated with the decline in energy prices.

General and Administrative Expenses.  General and administrative expense decreased by 25% to $455,873 during the three months ended March 31, 2015 from $608,509 during the three months ended March 31, 2014.  The decrease in general and administrative expense was primarily attributable to a decrease in stock-based compensation expense.

Other Income.  Other income consists of interest earned on cash balances.  During the three months ended March 31, 2015, we reported interest income of $5,456 as compared to interest income of $1,473 during the three months ended March 31, 2014.  The change was attributable to a better rate received for the Company’s new bank.

Income Tax Expense.  We reported income tax expense of $751 during the three months ended March 31, 2015 compared to $736 during the three months ended March 31, 2014.  Income tax expense during the 2015 and 2014 quarters was entirely attributable to operations in Colombia. We recorded no U.S. income tax liability in the 2015 or 2014 quarters.

Index
Financial Condition

Liquidity and Capital Resources.  At March 31, 2015, we had a cash balance of $3,342,836 and working capital of $3,414,237, compared to a cash balance of $4,052,212 and working capital of $3,796,817 at December 31, 2014. The change in cash and working capital during the period was primarily attributable to the operating loss for the quarter and investments in our development program.

Operating activities used cash of $684,529 during the 2015 quarter as compared to $700,678 during the 2014 quarter. The change in operating cash flow was primarily attributable to fewer prepaid expenses and other current assets during the 2015 quarter.

Investing activities used $24,847 during the 2015 quarter compared to $621,416 provided during the 2014 quarter. The funds used by investing activities during the 2015 quarter reflect investments in development of oil and gas properties. The funds provided by investing activities during the 2014 quarter reflect the release of $1,565,862 of funds held in escrow from the prior sale of our interests in HDC LLC and HL, LLC, partially offset by investments in oil and gas properties totaling $944,446.

Long-Term Liabilities.  At March 31, 2015, we had long-term liabilities of $28,729 as compared to $28,147 at December 31, 2014.  Long-term liabilities at March 31, 2015 and December 31, 2014 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations of wells being brought on line during 2014.

During the three months ended March 31, 2015, we invested $24,847 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $3,749, and (2) costs on U.S. properties of $21,098. Of the amount invested, we capitalized $21,098 to oil and gas properties subject to amortization, and $3,749 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia of $3,749 and drilling cost in the U.S. of $21,098.

Our estimated capital expenditure budget for the balance of 2015 is approximately $1,064,000 and relates to pre-drill work for, and drilling of, an initial test well on the Serrania concession ($984,000) and completion of one test well on a domestic prospect ($80,000).  Drilling and other plans for 2015 may change based on field conditions and other factors beyond our control or the control of the operators of our prospects and, as such, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

We anticipate that our cash on hand will be adequate to fully fund our operations during 2015, including our capital expenditure budget. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our 2015 drilling budget and to support future acquisitions and development activities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2015.

Inflation

We believe that inflation has not had a significant impact on operations since inception.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future. The price we receive for production depends on numerous factors beyond our control.

Index
We have not historically entered into any hedges or other transactions designed to manage, or limit, exposure to oil and gas price volatility.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date: May 13, 2015
	By:	/s/ John Boylan
John Boylan
CEO and President (Principal Executive Officer and Principal Financial Officer)