Form 10-Q
period 2015-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2015-08-12
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, we had 52,169,945 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index
PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$2,775,556	$4,052,212
Escrow receivable	262,016	321,428
Insurance claim receivable	28,812	8,612,681
Prepaid expenses and other current assets	216,764	124,960
TOTAL CURRENT ASSETS	3,283,148	13,111,281

PROPERTY AND EQUIPMENT
Oil and gas properties – full cost method
Costs subject to amortization	54,814,739	54,025,617
Costs not being amortized	2,933,314	3,586,284
Office equipment	90,004	90,004
Total property, plant and equipment	57,838,057	57,701,905
Accumulated depreciation, depletion, amortization and impairment	(53,157,004)	(52,201,878)
TOTAL PROPERTY AND EQUIPMENT, NET	4,681,053	5,500,027

Other assets	3,167	3,167
TOTAL ASSETS	$7,967,368	$18,614,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$130,341	$181,683
Litigation settlement payable	—	7,000,000
Accrued legal fees	28,812	1,722,681
Contingent liabilities	—	400,000
Accrued expenses	6,265	10,100
TOTAL CURRENT LIABILITIES	165,418	9,314,464

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	29,200	28,147
TOTAL LIABILITIES	194,618	9,342,611

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,169,945 shares issued and outstanding	52,170	52,170
Additional paid-in capital	65,967,814	65,928,056
Accumulated deficit	(58,247,234)	(56,708,362)
TOTAL SHAREHOLDERS’ EQUITY	7,772,750	9,271,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,967,368	$18,614,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

OIL AND GAS REVENUE	$216,093	$173,473	$114,122	$67,450

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	59,648	49,331	30,735	22,428
General and administrative expense	732,576	1,289,552	276,703	681,043
Impairment of oil and gas properties	677,051	—	—	—
Depreciation and depletion	278,075	55,423	146,172	48,707
Total operating expenses	1,747,350	1,394,306	453,610	752,178

Loss from operations	(1,531,257)	(1,220,833)	(339,488)	(684,728)

OTHER INCOME (EXPENSE)
Interest income	10,445	3,177	4,989	1,704
Other expense	—	(3)	—	(3)
Total other income (expense)	10,445	3,174	4,989	1,701

Net loss before taxes	(1,520,812)	(1,217,659)	(334,499)	(683,027)

Income tax expense (benefit)	18,060	1,353	17,309	617

Net loss	$(1,538,872)	$(1,219,012)	$(351,808)	$(683,644)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Based and diluted weighted average common shares outstanding	52,169,945	52,169,945	52,169,945	52,169,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,538,872)	$(1,219,012)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	278,075	55,423
Accretion of asset retirement obligation	1,053	276
Impairment of oil and gas properties	677,051	—
Stock-based compensation	39,758	412,278
Changes in operating assets and liabilities:
Decrease in insurance receivable	8,583,869	—
Increase in prepaid expenses and other current assets	(91,804)	(251,004)
Decrease in accounts payable, contingent liabilities and accrued expenses	(455,178)	(117,063)
Decrease in settlement payable	(7,000,000)	—
Decrease in accrued legal costs	(1,693,869)	(2,000)

Net cash used in operating activities	(1,199,917)	(1,121,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas development costs	(192,856)	(2,310,396)
Proceeds from sale of mineral interest	56,705	—
Proceeds from escrow receivables	59,412	1,565,862

Net cash used in investing activities	(76,739)	(744,534)

Decrease in cash	(1,276,656)	(1,865,636)
Cash, beginning of period	4,052,212	7,578,730
Cash, end of period	$2,775,556	$5,713,094

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$3
Income taxes paid	$18,060	$96,444

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

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc. and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $2,411,188 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2015. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are options and warrants.  Using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 55,600 and 55,600 shares, respectively, for the three and six months ended June 30, 2015 and by approximately 55,600 and 55,600 shares, respectively, for the three and six months ended June 30, 2014; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from June 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Index
Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ESCROW RECEIVABLE

At June 30, 2015 and December 31, 2014, the Company’s balance sheets reflected the following current escrow receivables relating to various oil and gas properties previously held by the Company:

	June 30, 2015	December 31, 2014

Tambaqui Escrow	$—	$4,331
HDC LLC & HL LLC 15% Escrow	251,125	294,383
HDC LLC & HL LLC 5% Contingency	10,891	11,256
HC LLC 5% Contingency	—	11,458
TOTAL	$262,016	$321,428

During the six months ended June 30, 2015, the Company received distributions of $59,412 from escrow accounts relating to properties sold in previous years.

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2015, the Company invested $192,856 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $28,639, and (2) costs on U.S. properties of $164,217. Of the amount invested, the Company capitalized $58,164 to oil and gas properties subject to amortization, and $134,693 to oil and gas properties not subject to amortization.

During the six months ended June 30, 2015, the Company disposed of a portion of its interest in three non-producing domestic prospects for proceeds of $56,705.  Proceeds received from disposal of such interests were accounted for as a reduction in capitalized cost of oil and gas properties.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2015 and long lived assets (net of depletion, amortization, and impairments) as of June 30, 2015 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2015	As of June 30, 2015
	Revenues	Long Lived Assets, Net
United States	$216,093	$2,618,676
Colombia	—	2,062,377
Total	$216,093	$4,681,053

Index
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

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2015 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2015	3,392,832	$3.21
Granted	1,108,333	0.21
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2015	4,501,165	$3.42	$-
Exercisable at June 30, 2015	2,292,832	$4.56	$-

In April 2015, options to purchase an aggregate of 8,333 shares were granted to a new non-employee director and options to purchase an aggregate of 900,000 shares were granted to a new officer. In June 2015, options to purchase an aggregate of 200,000 shares were granted to non-employee directors.

The 8,333 options granted to a non-employee director vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten-year life and have an exercise price of $0.2158 per share. The option grant to the non-employee director was valued on the date of grant at $792 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.36%, (2) expected life in years of 4.98, and (3) expected stock volatility of 105%.  The Company determined the option qualifies as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 900,000 options granted to an employee have a ten year life and an exercise price of $0.2158 per share and vest 1/3 on each of the first three anniversaries of the grant date, subject to acceleration of vesting in the event of certain changes in control or (i) the receipt of $10 million or more in aggregate gross proceeds from the sale of equity securities or securities convertible into equity securities, or (ii) the acquisition by the Company of $10 million or more in aggregate purchase price of oil and gas properties. The option grant to the employee was valued on the date of grant at $78,967 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of1.36%, (2) expected life in years of 4.98, and (3) expected stock volatility of 105%.  The Company determined the option qualifies as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 200,000 options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten-year life and have an exercise price of $0.2028 per share. The option grants to non-employee directors were valued on the date of grant at $16,802 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.73 (2) expected life in years of 5.01, and (3) expected stock volatility of 105%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

During the three and six months ended June 30, 2015, the Company recognized $19,962 and $39,758, respectively, of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.

As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $177,000. The unrecognized expense is expected to be recognized over a weighted average period of 2.25 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2015 is 7.62 years and 6.93 years, respectively.

Shares available for issuance under the Plans as of June 30, 2015 totaled 1,498,835 shares.

Index
Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years.  The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant.  This value was amortized over the vesting period and, during the three and six months ended June 30, 2014, $16,696 and $36,821 was amortized to expense.  As of June 30, 2014, the compensation cost related to restricted stock had been fully recognized. Accordingly, no expense associated with amortization of the cost of restricted stock during the three and six months ended June 30, 2015.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014

Share-based compensation expense included in general and administrative expense	$19,962	$182,268
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

Share-based compensation expense included in general and administrative expense	$39,758	$412,278
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires on May 31, 2017.  As of June 30, 2015, the lease agreement requires future payments as follows:

Year	Amount
2015	$47,390
2016	96,162
2017	40,479
Total	$184,031

For the three and six months ended June 30, 2015, the total base rental expense was $27,113 and $48,489, respectively.  The Company does not have any capital leases or other operating lease commitments.

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change.

Silverman Shareholder Class Action Suit.  On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332.  The complaint generally alleged that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints sought unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and, on November 15, 2012, the lead plaintiffs filed an amended complaint.  The amended complaint, among other things, expanded the putative class period to November 9, 2009 to April 18, 2012 and added allegations challenging a November 2009 estimate concerning the CPO 4 prospect.  On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit. The settlement, which provided for a $7,000,000 payment expected to be fully funded by the Company’s insurance, was subject to preliminary and final approval of the court. The parties submitted the settlement to the court for approval on December 31, 2014.  The court signed an order on April 16, 2015 preliminarily approving the settlement.  Pursuant to the terms of the settlement, the Company, through its insurer, was required to escrow settlement funds in the amount of $7,000,000. In May 2015, the Company's insurer deposited the required funds into an escrow account to fund the settlement. On July 29, 2015, the court rendered a final judgment approving the settlement and dismissed the case with prejudice.  As a result, the $7,000,000 litigation settlement payable and the related insurance claim receivable were each reflected as settled on the Company’s balance sheet at June 30, 2015.

Index
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

At December 31, 2014, the administrative proceeding was pending and was scheduled for trial in January 2015.  The trial was stayed in January 2015 pending consideration by the Commission of a proposed settlement. On April 16, 2015, the Commission formally approved the settlement. Pursuant to the terms of the settlement, among other things, the Company paid a penalty of $400,000 and the Company’s Chief Executive Officer resigned and paid a penalty of $150,000.  The Company, at December 31, 2014, had recorded on its balance sheet a contingent liability, and on its statement of operations a contingent loss of $400,000 relating to the settlement.  The Company has an insurance policy that insures for legal fees incurred in connection with the above administrative proceeding.  At December 31, 2014, the Company had recorded an insurance claim receivable of $1,612,681 for fees which have been incurred, but not yet reimbursed by its insurance company.  As of June 30, 2015, there was an outstanding insurance claim receivable of $28,812 related to unpaid accrued legal fees.

NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2015, and consequently, recorded no U.S. income tax liability or tax expense for the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2015, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

Index
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2015, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2014.  As of, and for the six months ended, June 30, 2015, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2015:

June 30, 2015
Acquisition costs	$902,863
Development and evaluation costs	2,030,451
Total	$2,933,314

Of the carrying value of unevaluated oil and gas prospects above, $2,062,377 was attributable to properties in the South American country of Colombia and $870,937 was attributable to properties in the United States.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Recent Developments

Drilling and Related Activity

During the six months ended June 30, 2015, we drilled one well, located in the United States.  The 11,996 foot test well was a dry hole.

Index
Domestic Developments

During the six months ended June 30, 2015, we disposed of some or all of our interest in three non-producing domestic prospects for which we received $56,705 of proceeds.  Proceeds received from disposal of such interests were accounted for as a reduction in capitalized cost of oil and gas properties.

With the continuing weakness in oil and natural gas prices, we are not presently planning additional domestic drilling operations during 2015.  We intend to evaluate other opportunities that may arise in the domestic energy sector, including possible acquisitions of non-core assets and other assets that may become available as other operators divest or otherwise address excess leverage and other issues in the current low price environment.

Colombian Developments – Serrania, Los Picachos and Macaya

During the six months ended June 30, 2015, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia, which amount totaled $28,369.

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

Settlement of SEC Administrative Proceeding

Our ongoing SEC Administrative Proceeding was settled in April 2015.  As a result of that settlement, among other things, we paid a penalty in the amount of $400,000.  The penalty and associated expense were recorded during 2014.

Settlement of Shareholder Class Action Suit

Final settlement of our ongoing shareholder class action suit was approved in July 2015.  As a result of that settlement, among other things, we paid a settlement of $7,000,000 which was fully funded by insurance.  The settlement was recorded during 2014. The associated settlement payable, accrued legal fees payable and insurance claim receivable were each reflected as settled on our balance sheet at June 30, 2015.

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

Index
Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues increased by 69% to $114,122 in the three months ended June 30, 2015 compared to $67,450 in the three months ended June 30, 2014.  For the six month period, oil and gas revenues increased 25% to $216,093 in the six months ended June 30, 2015 compared to $173,473 in the six months ended June 30, 2014.The increase in revenue was due to increases in production from wells brought onto production during the past year which were partially offset by a steep decline in commodity prices.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross producing wells	11	8	11	8
Net producing wells	0.72	0.32	0.72	0.32
Net oil production (bbl)	1,790	528	3,084	1,488
Net gas production (mcf)	6,919	2,304	13,181	5,831
Average sales price – oil (per barrel)	$50.76	$103.05	$54.51	$96.50
Average sales price – natural gas (per mcf)	$3.36	$5.68	$3.64	$5.13

The change in well count and production reflects the three wells coming on line during the twelve months ended June 30, 2015.

The change in average sales prices realized reflects a steep decline in global commodity prices beginning in late 2014 and continuing into 2015.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2015 First Six Months
Oil sales	$—	$168,266	$168,266
Gas sales	—	47,827	47,827
2014 First Six Months
Oil sales	$—	$143,586	$143,586
Gas sales	—	29,887	29,887

Lease Operating Expenses. Lease operating expenses increased by 37% to $30,736 during the three months ended June 30, 2015 from $22,428 during the three months ended June 30, 2014.  During the six months ended June 30, 2015, lease operating expenses increased by 21% to $59,648 from $49,331 during the six months ended June 30, 2014.  The increase in lease operating expenses was attributable to three additional wells coming on line during the twelve months ended June 30, 2015.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter	- 2015	$—	$30,735	$30,735
	- 2014	$—	$22,428	$22,428

Six Months	- 2015	$—	$59,648	$59,648
	- 2014	$—	$49,331	$49,331

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.  With additional domestic prospects coming on production and the planned drilling of our Serrania prospect, lease operating expenses in the U.S., and overall, are expected to increase in 2015.

Index
Depreciation and Depletion Expense.  Depreciation and depletion expense was $146,172 and $48,707 for the three months ended June 30, 2015 and 2014, respectively, and $278,075 and $55,423 for the six months ended June 30, 2015 and 2014, respectively.  The increase was due to an increase in the cost pool and increased production attributable to three new wells brought on line during the twelve months ended June 30, 2015.

Impairment of Oil and Gas Properties. During the three months and six months ended June 30, 2015, we recorded an impairment expense of $0 and $677,051, respectively, associated with the decline in energy prices.

General and Administrative Expenses.  General and administrative expense decreased by 59% to $276,703 during the three months ended June 30, 2015 from $681,043 during the three months ended June 30, 2014, and decreased by 43% to $732,576 during the six months ended June 30, 2015 from $1,289,552 during the six months ended June 30, 2014.  The decreases in general and administrative expense was primarily attributable to a decrease in stock-based compensation.

Other Income (Expense).  Other income (expense) consisted of interest earned on cash balances, net of other bank fees.  Other income (expense), net totaled $4,999 and $10,445 of net other income during the three and six-month periods ended June 30, 2015, respectively, as compared to $1,701 and $3,174 of net other income during the three and six-month periods ended June 30, 2014, respectively.  The changes were attributable to higher interest rates received on bank deposits.

Income Tax Expense/Benefit.  We reported income tax expense of $17,309 during the three months ended June 30, 2015 compared to income tax expense of $617 during the three months ended June 30, 2014.  For the six months ended June 30, 2015, we reported income tax expense of $18,060 compared to income tax expense of $1,353 during the six months ended June 30, 2014.

Financial Condition

Liquidity and Capital Resources.  At June 30, 2014, we had a cash balance of $2,775,556 and working capital of $3,117,730, compared to a cash balance of $4,052,212 and working capital of $3,796,817 at December 31, 2014. The change in working capital during the period was primarily attributable to the operating loss for the first six months of 2015 and investments in our drilling program.

Operating activities used cash of $1,199,917 during the six months ended June 30, 2015 as compared to $1,121,102 of cash used during the six months ended June 30, 2014.  The increase in operating cash flow used was primarily attributable to the payment of the settlement of the SEC administrative proceeding and accrued legal fees, offset by impairment expense.

Investing activities used $76,739 during the six months ended June 30, 2015 compared to $744,534 of cash used during the six months ended June 30, 2014.  The funds used by investing activities during the 2015 six-month period reflect the investments in oil and gas properties, totaling $192,856, partially offset by proceeds of $56,705 from the sale of the Company’s interest in several oil and gas wells and the release of $59,412 of funds held in escrow from the prior sale of our interests in HDC LLC, HL, LLC and the Tambaqui prospect. The funds used by investing activities during the six months ended June 30, 2014 reflect the investments in oil and gas properties, totaling $2,310,396, partially offset by the release of $1,565,862 of funds held in escrow from the prior sale of our interests in HDC LLC and HL, LLC.

We had no financing activities during the six months ended June 30, 2015 and 2014.

Long-Term Liabilities.  At June 30, 2015, we had long-term liabilities of $29,200 as compared to $28,147 at December 31, 2014.  Long-term liabilities at June 30, 2015 and December 31, 2014 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations of wells being brought on line during the last twelve months.

During the six months ended June 30, 2015, we invested $192,856 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $28,639, and (2) costs on U.S. properties of $164,217. Of the amount invested, we capitalized $58,164 to oil and gas properties subject to amortization, and $134,692 to oil and gas properties not subject to amortization.

Our estimated capital expenditure budget for the balance of 2015 is approximately $984,000 and relates to pre-drill work for, and drilling of, an initial test well on the Serrania concession.  Drilling and other plans for 2015 may change based on field conditions and other factors beyond our control or the control of the operators of our prospects and, as such, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

Index
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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2015that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1	LEGAL PROCEEDINGS

Shareholder Class Action Settlement

On July 29, 2015, a final order was issued settling, and dismissing, the class action lawsuit filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332. Pursuant to the settlement and order, the Company paid $7,000,000 as full and final settlement of the suit.  The settlement was fully funded by the Company’s insurance carrier.

Index
SEC Administrative Proceeding Settlement

On April 16, 2015, the Securities and Exchange Commission formally approved a final and full settlement of the ongoing administrative proceeding instituted against the Company and its Chief Executive Officer. Pursuant to the terms of the settlement, among other things, the Company paid a penalty of $400,000 and the Company’s Chief Executive Officer resigned and paid a penalty of $150,000.

ITEM 5	OTHER INFORMATION

On June 9, 2015, Houston American Energy Corp. (the “Company”) held its Annual Meeting of shareholders.  Two proposals were voted on at the meeting: (1) the election of two Class B directors to serve until the Company 2018 Annual Meeting of shareholders, and (2) ratification of the selection of GBH CPAs, PC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015.  Each of the proposals submitted to the shareholders was approved by the requisite vote and the vote with respect to each of the proposals was as follows:

Proposal 1:	To elect two Class B directors to serve for the term of three years and until his successor is duly elected and has qualified.

Nominee	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

John P. Boylan	16,147,377	222,580	35,799,988
Roy Jageman	16,147,377	222,580	35,799,988

Proposal 2:	To ratify the selection of GBH CPAs, PC as the independent registered public accounting firm for the fiscal year ending December 31, 2015.

Votes For	Votes Against	Abstentions and Broker Non-Votes

38,308,344	1,197,648	12,663,953

ITEM 6	EXHIBITS

Exhibit

Number	Description

31.1	Certification of CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Date: August 12, 2015
	By:	/s/ John Boylan
John Boylan
CEO and President (Principal executive officer and
Principal financial officer)