Form 10-K
period 2015-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2016-03-18
CIK 1156041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based on the closing sales price of the registrant’s common stock on that date, was approximately $8.1 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 8, 2016 was 51,979,945.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2016 Annual Meeting are incorporated by reference into Part III of this Report.

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

General

Houston American Energy Corp is an independent oil and gas company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties in the U.S. Gulf Coast region and in South America. Our oil and gas assets and operations are concentrated primarily in the South American country of Colombia and in the onshore Gulf Coast region, particularly Texas and Louisiana.

We focus on early identification of, and entrance into, existing and emerging resource plays, particularly in South America, the U.S. Gulf Coast and Australia. We typically seek to partner with, or invest in, larger operators in the development of resources or retain interests, with or without contribution on our part, in prospects identified, packaged and promoted to larger operators. By entering these plays earlier and partnering with, investing in or promoting to, larger operators, we believe we can capture larger resource potential at lower cost and minimize our exposure to drilling risks and costs and ongoing operating costs.

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

Each of our property interests differ in scope and character and consists of one or more types of assets, such as 3-D seismic data, leasehold positions, lease options, working interests in leases, partnership or limited liability company interests, corporate equity interests or other mineral rights. Our percentage interest in each property represents the portion of the interest in the property we share with other partners in the property. Because each property consists of a bundle of assets that may or may not include a working interest in the project, our stated interest in a property simply represents our proportional ownership in the bundle of assets that constitute the property. Therefore, our interest in a property should not be confused with the working interest that we will own when a given well is drilled. Each of our exploration and development projects represents a negotiated transaction between the project partners relating to one or more properties. Our working interest may be higher or lower than our stated interest.

The following table sets forth information relating to our principal properties as of December 31, 2015:

	Net acreage	Average working interest %	Gross producing wells	Net proved reserves (boe)	2015 Net Production
					Oil (bbls)	Natural Gas (mcf)
Oklahoma	4.0	2.4%	1	681	—	767
Louisiana	92.0	4.9%	7	16,878	5,805	28,421
Texas	122.5	1.4%	1	908	263	2,958
Total U.S.	218.5	2.6%	9	18,467	6,068	32,416
Colombia	49,025.0	12.5%	—	—	—	—
Total	49,243.5	12.5%	9	18,467	6,068	32,416

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Gulf Coast region of Louisiana and Texas.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

•	East Baton Rouge Parish— we hold (i) a 4.557% royalty interest in 2,485 royalty acres, as well as a 3.547% royalty interest in the Crown Paper #01 well, and (ii) a 5% working interest in a 11,000 foot well and 1,300+ net acre lease block.
•	Plaquemines Parish— we hold a 1.8% working interest in the SL 180771 well and 300 gross acre lease block.
•	Vermilion Parish— we hold a 1.5% working interest in a 15,000 foot Discorbis well and 450+ net acre lease block.
•	Iberville Parish— we hold (i) a 3% working interest in a 13,500 foot Cib Haz well and 618 acre lease block, (ii) a 4% working interest before casing point in a test well and a 3% working interest after the casing point, and in future wells, on a 1,129 acre lease block, and (iii) a 10.67% working interest before the casing point and 8% working interest after the casing point in a 102 acre lease block.
•	Assumption Parish – we hold a 5% working interest before payout and 4% working interest after payout in a 15,200 foot Rob L well and 238 acre lease block.
•	Jefferson Davis Parish— we hold a 10.9% working interest before payout and a 9.375% working interest after payout in a 7,000 foot Cris H well.

Texas Properties

Our principal exploration properties in Texas consist of the following:

•	Matagorda County — we hold a 2.71% working interest in the 779 acre Harrison Prospect.

- Colombian Properties:

At December 31, 2015, we held interests in multiple prospects in Colombia covering 392,205 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2015:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—
Total			392,205	—	—

At December 31, 2015, we held interests in three concessions operated by Hupecol Operating Co. in Colombia. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 392,205 acres. Our interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on a field in a concession.

As of December 31, 2015, no wells had been drilled and no production had taken place on any of the fields in our then existing concessions in Colombia. Our estimated net cost associated with planned operations in Colombia during 2016 is approximately $425,000.

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

During 2015, we, through Hupecol, were provided access to, and secured key approvals and local support for commencement of operations on, the Serrania block and commenced pre-drilling road work and environmental work on the Serrania block.

For 2016, Hupecol has advised us that they plan to complete pre-drill operations and to drill a first exploratory well on the Serrania concession with drilling operations targeted to commence by the end of the first quarter. Subject to prevailing conditions, drilling of a second well on the Serrania concession is planned during 2016. Hupecol had previously advised that those same planned operations would take place during prior years. Hupecol’s plans for 2016 may change based on commodity prices, field conditions and other factors beyond our control or the control of Hupecol.

Los Picachos and Macaya Prospects

Our Los Picachos and Macaya prospects adjoin our Serrania concession. Hupecol has advised us that they plan to begin seismic preparation on the Los Picachos and Macaya concessions during 2016, subject to conditions in the area allowing operations. The ANH has granted extensions of required development commitments, including seismic acquisition, until conditions in the area allow operations.

Planned Australian Investment

In February 2016, we entered into an agreement to acquire, for $1,000,000, a 12.5% equity ownership interest in Tamboran Resources Limited, an Australian oil and gas company (“Tamboran”), with certain anti-dilution rights for a period of nine months. Closing of the planned acquisition of the interest in Tamboran is subject to satisfaction of certain conditions by Tamboran, including the receipt by Tamboran of funding from investors other than Houston American Energy in an amount not less than A$705,000.

Tamboran holds interests ranging from 25% to 100% in blocks covering multi-million acres in Australia. Tamboran’s primary efforts are focused in the Beetaloo/McArthur Basin in the Northern Territory of Australia where an initial well has been drilled and logged and is awaiting completion and commencement of production.

Drilling Activity

During 2015, we participated in the drilling of a total of two gross wells, both in the United States. Both of those wells were classified as exploratory wells and were dry holes. The following table summarizes the number of wells drilled during 2015, 2014, and 2013, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	1	0.1094	—	—
Non-productive	—	—	—	—	—	—
Total development wells	—	—	1	0.1094	—	—
Exploratory wells, completed as:
Productive	—	—	7(1)	0.6244	1	0.03
Non-productive	2	0.11375	5	1.2095	—	—
Total exploratory wells	2	0.11375	12	1.8339	1	0.03

(1)	Includes one well successfully completed and subsequently shut-in and one well successfully completed and temporarily abandoned.

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2015, we had no wells in progress or awaiting hook up.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2015, we owned interests in nine gross wells. As of December 31, 2015, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	7	2
Net	0.31	0.16
Colombia
Gross	—	—
Net	—	—
Total
Gross	7	2
Net	0.31	0.16

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
Net Production:
Gas (Mcf):
United States	32,146	12,717	9,459
Colombia	—	—	—
Total	32,146	12,717	9,459
Oil (Bbls):
United States	6,068	3,152	2,963
Colombia	—	—	—
Total	6,068	3,152	2,963
Average sales price:
Gas ($ per Mcf)
United States	$3.23	$4.80	$4.32
Colombia	—	—	—
Total	$3.23	$4.80	$4.32
Oil ($ per Bbl)
United States	$53.64	$95.95	$103.36
Colombia	—	—	—
Total	$53.64	$95.95	$103.36
Average production costs ($ per BOE):
United States	$8.60	$13.65	$18.01
Colombia	—	—	—
Total	$8.60	$13.65	$18.01

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2015, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (SEC).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed
United States	8,850	57,700	18,467
Colombia	—	—	—
Total Proved Developed Reserves	8,850	57,700	18,467
Proved Undeveloped
United States	—	—	—
Colombia	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	8,850	57,700	18,467
	Proved Developed	Proved Undeveloped	Total Proved
PV-10 (1)	$254,380	$—	$254,380
Standardized measure (3)	$254,380	$—	$254,380
(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2015. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2015. The average prices utilized for purposes of estimating our proved reserves were $50.13 per barrel of oil and $2.63 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.
(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.
(3)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Proved Undeveloped Reserves

As of December 31, 2015 and 2014, we had no proved undeveloped reserves.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions), categorized by geographical area, which we held as of December 31, 2015:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	5,255	184.5	1,229	34
Colombia	—	—	392,205	49,025
Total	5,255	184.5	393,434	49,059

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2015, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2016	—	—
December 31, 2017	1,229	34
December 31, 2018	—	—
December 31, 2019	—	—
December 31, 2020 and later	392,205	49,025
Total	393,434	49,059

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

Marketing

At December 31, 2015, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2015, we had three full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

Our ability to operate profitably and our financial condition are highly dependent on energy prices. A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

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

Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, beginning in the second half of 2014 and continuing throughout 2015 and into 2016, declines in demand thought to be associated with slowing economic growth in certain markets coupled with new oil and gas supplies coming on line in recent years has resulted in oil and gas supply exceeding global demand which has, in turn, resulted in a steep decline in prices of oil and natural gas. As a result, our average realized prices for oil and natural gas declined 44% and 33%, respectively from 2014 to 2015. There can be no assurance as to the duration of the current weak price environment, the timing and level of any recovery in prices or the reoccurrence of price weakness in the future.

The ongoing decline in prices has reduced, and any declines that may occur in the future can be expected to reduce, our revenues and profitability as well as the value of our reserves. Such declines adversely affect well and reserve economics and may reduce the amount of oil and natural gas that we can produce economically, resulting in deferral or cancellation of planned drilling and related activities until such time, if ever, as economic conditions improve sufficiently to support such operations. Any extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Our operations in Colombia are subject to uncertainty, delays and other risks relating to political and economic instability.

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

Where the local political climate and/or guerilla activity in an area threaten our ability to secure necessary support of the local populace or necessary permits to operate, or our ability to assure the safety of our personnel and/or assets, we have, in the past delayed, and may in the future delay, the commencement of operations on prospects until such concerns are satisfactorily resolved. While our operator works diligently with local and federal officials to overcome such uncertainties and obstacles, there can be no assurance that conditions in the vicinity of our planned operations will ever support exploration and/or development operations with respect to one or multiple prospects. Even though we have conducted successful operations on multiple prospects in Colombia, our current prospects continue to be characterized by political risks and, in fact, our operator has on more than one occasion delayed planned operations on prospects due to such political risks with such delays extending, in some cases, for multiple years. In the event of continued, or future, delays in operations on prospects arising from political risks, we may experience financial loss associated with our cost of holding prospects, the incurrence of costs associated with addressing political risks or the loss of value associated with our inability to explore and develop potentially valuable prospects.

Additionally, Colombia is among several nations whose eligibility to receive foreign aid from the United States is dependent on its progress in stemming the production and transit of illegal drugs, which is subject to an annual review by the President of the United States. Although Colombia is currently eligible for such aid, Colombia may not remain eligible in the future. A finding by the President that Colombia has failed demonstrably to meet its obligations under international counter-narcotics agreements may result in the loss of certain financial aid and the imposition of trade sanctions.

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

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations. If the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

Our audit report includes a “going concern” paragraph; we may need additional financing to support operations and future capital commitments.

As a result of continuing operating losses, low energy prices and financial commitments, our financial statements include a going concern qualification reflecting substantial doubt as to our ability to continue as a going concern. Our estimated drilling budget for 2016 is $425,000, principally relating to the preparation for drilling, and drilling, of one test well on the Serrania prospect. Our drilling budget can vary substantially based on the timing and results of drilling operations as well as determinations to participate in the drilling and development of new prospects. With our planned purchase of an interest in Tamboran Resources, we may be required to seek additional capital, to divest certain assets or to curtail certain expenditures pending the commencement of revenues, if any, from planned drilling operations on the Serrania prospect. We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2016 drilling budget and to support future operations.

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

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we wrote down the carrying value of our oil and natural gas properties during 2015 and may be required to further write down the carrying value of oil and gas properties in the future. A write-down would constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

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

Our stock has suffered significant declines over the past several years mirroring, among other things, the delays in drilling and ultimate determination to cease completion efforts on test wells on the CPO 4 prospect and the announcement that the SEC was conducting an investigation of our company and the steep decline in oil and natural gas prices commencing in the second half of 2014.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

Continued operating losses and declines in our stock price may result in the loss of our exchange listing.

Our common stock currently trades on the NYSE MKT. The NYSE MKT imposes various quantitative and qualitative requirements to maintain listing, including minimum stock price, market value and stockholders’ equity requirements. As a result of our operating losses in recent years and declining market price and stockholders’ equity, our continued eligibility for listing on the NYSE MKT may be subject to review and, if we are unable to satisfy the continued listing requirements of the NYSE MKT, our common stock may be subject to delisting. In the event of delisting, our stockholders may experience decreased liquidity.

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

There can be no assurance as to the consummation of our planned investment in Tamboran or our ability to monetize, or timing of monetizing, such planned investment.

In February 2016, we agreed to purchase a 12.5% interest in Tamboran, in order to secure an indirect interest in a portfolio of Australian assets. Closing of the acquisition of such interest is subject to satisfaction of various conditions on the part of Tamboran, including the receipt of funding in an amount not less than A$705,000 from investors other than Houston American Energy. There can be no assurance that the conditions of closing will be satisfied or that we will ultimately acquire the described interest in Tamboran. In order to realize a return of, or return on, our planned investment in Tamboran, we must receive proceeds from dividends or the sale of Tamboran shares. Tamboran is an early stage company that has not to date paid dividends or operated profitably and there is presently no trading market for Tamboran shares. There can be no assurance that Tamboran will ever pay any dividends or other distributions to its shareholders or that we will be able to sell our Tamboran shares if and when we desire to sell. We will be dependent upon the efforts of Tamboran to successfully explore and develop its prospects so as to either generate profits and cash flow to support dividends or distributions or to generate value that may give rise to potential purchasers of Tamboran shares. Should Tamboran fail to operate profitably or to prove the existence of substantial reserves on its properties or should Tamboran elect to retain profits to support growth or should a market for the shares of Tamboran fail to develop, we may be required to hold any Tamboran shares we may acquire for an indefinite period of time or may realize proceeds from our investment that are less than our proportionate share of the value of Tamboran’s underlying assets or may realize a loss of some or all of our investment.

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

We may from time to time be a party to lawsuits incidental to our business. As of March 8, 2016, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE MKT under the symbol “HUSA.” The following table sets forth the range of high and low sale prices of our common stock for each quarter during the past two fiscal years.

		High	Low
Calendar Year 2015	Fourth Quarter	$0.20	$0.16
	Third Quarter	0.23	0.16
	Second Quarter	0.23	0.18
	First Quarter	0.25	0.16

Calendar Year 2014	Fourth Quarter	$0.32	$0.12
	Third Quarter	0.49	0.18
	Second Quarter	0.58	0.38
	First Quarter	0.75	0.24

At March 8, 2016, the closing price of the common stock on NYSE MKT was $0.198 per share.

Holders

As of March 8, 2016, there were approximately 879 shareholders of record of our common stock.

Dividends

No dividends were paid during calendar years 2014 or 2015. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,432,165	$2.47	1,567,835
Equity compensation plans not approved by security holders	—	—	—
	4,432,165	$2.47	1,567,835
(1)	Consists of 51,000 shares reserved for issuance pursuant to outstanding options granted under the Houston American Energy Corp. 2005 Stock Option Plan and 6,000,000 shares reserved for issuance under the Houston American Energy 2008 Equity Incentive Plan.

Issuer Purchases of Equity Securities

On November 13, 2015, we announced that our Board of Directors had authorized the repurchase of up to 3,000,000 shares of our common stock. Any repurchases under the authorization may be made in open market purchases, block trades or privately negotiated transactions, subject to market conditions and our ongoing determination that it is the best use of available cash. During the fourth quarter of 2015, we purchased 190,000 shares of our common stock through open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
11/13/15 – 12/21/15	190,000	$0.20	190,000	3,000,000
Total	190,000	$0.20	190,000	3,000,000
Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Commodity Pricing

Steep declines in the price of oil and natural gas during 2015 adversely affected our revenues, profitability and financial position, and resulted in an impairment charge with respect to our oil and gas assets. Average realized prices from sales our oil and natural gas declined by 44% and 33%, respectively, from 2014 to 2015.

Drilling and Related Activity

With the weakness in oil and natural gas prices, we curtailed drilling activity during 2015, drilling two domestic wells, both dry holes.

At December 31, 2015, we had no drilling operations in progress.

During 2015, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia totaled $79,511. Capital expenditures during 2015 related to permitting, pre-drilling road work and environmental work on the Serrania concession. Hupecol, the operator of our Colombian concessions, has advised that they intend to complete pre-drilling work and to drill a first test well on the Serrania concession during the first quarter of 2016. Our estimated share of costs associated with drilling the first test well on the Serrania concession, above and beyond expenditures through December 31, 2015, is approximately $425,000.

Hupecol has also advised that it plans, during 2016, to begin seismic work on the Los Picachos and Macaya concessions.

Hupecol’s plans with respect to our Colombian concessions may change based on field conditions and other factors beyond our control or the control of Hupecol.

Leasehold Developments

During 2015, we disposed of some or all of our interest in three non-producing domestic prospects for which we received $56,705 of proceeds. Proceeds received from disposal of such interests were accounted for as a reduction in capitalized cost of oil and gas properties.

With the continuing weakness in oil and natural gas prices, we are not presently planning additional domestic drilling operations during 2016. We intend to evaluate other opportunities that may arise in the domestic energy sector, including possible acquisitions of non-core assets and other assets that may become available as other operators divest or otherwise address excess leverage and other issues in the current low price environment.

Settlement of SEC Administrative Proceeding

Our prior SEC administrative proceeding was settled in April 2015. As a result of that settlement, among other things, we paid a penalty in the amount of $400,000. The penalty and associated expense were recorded during 2014.

Settlement of Shareholder Class Action Suit

Final settlement of our prior shareholder class action suit was approved in July 2015. As a result of that settlement, among other things, we paid a settlement of $7,000,000 which was fully funded by insurance. The settlement was recorded during 2014. The associated settlement payable, accrued legal fees payable and insurance claim receivable were each reflected as settled on our balance sheet at December 31, 2015.

Changes in Officers and Directors

Under the terms of the settlement of our prior SEC administrative proceeding, John Terwilliger, our prior Chairman and Chief Executive Officer, resigned from all positions as an officer and director of our company.

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

Escrow Settlements

During 2015, we received $59,412 in partial settlement of our escrow receivable relating to properties sold in previous years.

Planned Tamboran Investment

In April 2016, we agreed to acquire a 12.5% equity ownership interest in Tamboran Resources Limited for $1,000,000. Closing of the planned acquisition of the interest in Tamboran is subject to satisfaction of certain conditions by Tamboran, including the receipt by Tamboran of funding from investors other than Houston American Energy in an amount not less than $705,000.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2015. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2015 and 2014:

	At December 31, 2015	At December 31, 2014
Acquisition costs	$902,864	$1,009,620
Evaluation costs	1,976,199	2,576,664
Total	$2,879,063	$3,586,284

The carrying value of unevaluated oil and gas prospects includes $79,511 and $2,034,008 expended for properties in South America at December 31, 2015 and December 31, 2014, respectively. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Oil and Gas Revenues. Total oil and gas revenues increased 18.2%, to $429,435 in 2015 from $363,455 in 2014.

The increase in revenue was due to production from new wells brought on line during 2014, partially offset by a decrease in average sales price.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2015 and 2014:

	2015	2014
Gross producing wells	9	11
Net producing wells	0.47	0.72
Net oil production (Bbls)	6,068	3,152
Net gas production (Mcf)	32,146	12,717
Oil—Average sales price per barrel	$53.64	$95.95
Gas—Average sales price per mcf	$3.23	$4.80

The decline in gross and net producing wells reflects two wells that were no longer economical to produce.

The change in average sales prices realized reflects fluctuations in global commodity prices. During the fourth quarter of 2014 and continuing through 2015, commodity prices declined sharply.

Oil and gas sales revenues for 2015 and 2014 by region were as follows:

	Colombia	U.S.	Total
2015
Oil sales	$—	$325,504	$325,504
Gas sales	$—	$103,931	$103,931
2014
Oil sales	$—	$302,460	$302,460
Gas sales	$—	$60,995	$60,995

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, increased 30.8% to $148,067 in 2015 from $113,233 in 2014.

The increase in total lease operating expenses was attributable to operation of new wells brought on production during 2014.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2015	$—	$148,067	$148,067
2014	$—	$113,233	$113,233

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line. With the planned drilling of our Serrania prospect, assuming a successful well is drilled, lease operating expenses in Colombia and overall, are expected to increase in 2016.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 110% to $756,757 in 2015 from $359,897 in 2014. The increase in depreciation and depletion was due to an increase in the cost pool and increased production attributable to additional wells brought on line during 2014.

Impairment of Oil and Gas Properties. We reported an impairment charge of $1,718,088 during 2015 as compared to an impairment charge of $1,492,148 during 2014. The charges in both years resulted from the effects of steeply lower commodity prices when applying the ceiling test under the full cost method of accounting.

General and Administrative Expenses. General and administrative expense decreased by 31.4% to $1,541,294 in 2015 from $2,246,519 in 2014. The change in general and administrative expense reflects a combination of (1) a reduction in stock compensation of $359,384, (2) a reduction in directors and officers insurance of $238,424, and (3) a reduction in legal fees of $235,172.

Other Income (Expense). Other income (expense) consists of interest earned on cash balances net of other bank fees, currency losses relating to funds held for operations in Colombia and a contingent loss relating to the

Company’s SEC settlement. Net other income (expense) totaled $(76,570) in 2015 as compared to $(392,654) in 2014. The change was attributable to higher interest rates received on bank deposits offset by a currency loss of $97,103 during 2015 and a contingent loss relating to the SEC settlement of $400,000 during 2014.

Income Tax Expense/Benefit. We reported income tax expense of $18,865 in 2015 as compared to $2,183 in 2014.

Financial Condition

Liquidity and Capital Resources. At December 31, 2015, we had a cash balance of $2,123,520 and working capital of $2,384,283 compared to a cash balance of $4,052,212 and working capital of $3,796,817 at December 31, 2014. The decrease in cash and working capital during 2015 was attributable to the operating loss during 2015 and investments in our drilling program.

Cash Flows. Operating activities used $1,837,977 during 2015 compared to $1,747,625 of cash used during 2014. The change in cash used in operations was primarily attributable to a decreased loss during 2015 which was offset by a decrease in non-cash charges and a reduction in accounts payable and accrued expenses.

Investing activities used $52,565 of cash during 2015 compared to $1,778,893 of cash used during 2014. The decrease in cash used in investing activities reflects substantially reduced investments in oil and gas properties, down $3,196,252, and the receipt of $56,705 from the sale of our interest in three non-producing properties, partially offset by a decrease of $59,412 in funds released to us from escrow relating to prior sales of oil and gas interests.

Financing activities used $38,152 of cash during 2015 compared to $0 used during 2014. In 2015, financing activities consisted of open market purchases of 190,000 shares of treasury stock.

Long-Term Liabilities. At December 31, 2015, we had long-term liabilities of $25,262 as compared to $28,147 at December 31, 2014. Long-term liabilities consisted of a reserve for plugging costs.

Capital and Exploration Expenditures. During 2015, we invested $168,680 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $79,367, and (2) costs on U.S. properties of $89,313. Of the amount invested, we capitalized $89,169 to oil and gas properties subject to amortization, and $144 to oil and gas properties not subject to amortization.

Planned Capital and Exploration Spending. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. We expect that future capital and exploration expenditures will be funded principally through funds on hand.

Our estimated capital expenditure budget for 2016 is approximately $425,000 and relates to pre-drill work for, and drilling of, an initial test well on the Serrania concession. Additionally, in February 2016, we agreed to acquire, for $1,000,000, a 12.5% equity ownership interest in Tamboran. We may consider additional opportunistic investments in other oil and natural gas properties where continued depressed energy prices present favorable opportunities, although we have no present commitment or plans in that regard. Drilling and other plans for 2016 may change based on field conditions and other factors beyond our control or the control of the operators of our prospects and, as such, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

Depending on the timing and ultimate closing of our planned investment in Tamboran, the timing of drilling operations on the Serrania concession and the timing and amount of receipt of payments from production, if any, from the initial Serrania well, our cash on hand may not be adequate to fully fund our operations during 2016, including our capital expenditure budget. Depending on the ultimate cost and results of our drilling operations, we may require additional capital to fully fund our future drilling budget and operations. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments. We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future acquisitions and development activities.

Outlook

Continued low oil and natural gas prices during 2015 and recurring delays in drilling of our Serrania prospect in Colombia have had a significant adverse impact on our business. Our financial statements include a “going concern” qualification reflecting substantial doubt as to our ability to continue as a going concern. While we have no debt and have reduced our overhead, we continue to operate at a loss in the current low price environment. We have budgeted $425,000 for drilling of a first test well on our Serrania prospect during 2016 and $1,000,000 for the planned 2016 acquisition of an interest in Tamboran Resources Limited. Given those financial commitments and continuing negative cash flow from operations, depending upon the timing and ultimate drilling results on our Serrania prospect, we may be required to seek additional financing or may be divest certain assets in order to support operations until such point, if ever, as our revenues increase sufficiently, either through price increases or the addition of production from Serrania, to cover our operating costs and overhead. We can provide no assurance that our efforts will be sufficient to reverse the trend of operating losses or to provide adequate financial resources to sustain operations and retention of our assets pending attainment of profitable operations.

Contractual Obligations. At December 31, 2015, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2015:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$136,631	$96,162	$40,469	$—	$—
Total	$136,631	$96,162	$40,469	$—	$—

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (ORRI) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to third parties. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of a current director and our former Chairman and Chief Executive Officer.

Additionally, during 2013, we adopted our Production Incentive Compensation Plan pursuant to which up to 2% of our share of revenues from qualifying domestic properties may be paid as compensation to recipients of award grants under the plan.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2015.

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

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who also serves as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, who also serves as principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2015. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2015, and their ages and positions as of that date, are as follows:

Name	Age	Position
John P. Boylan	49	President, Chief Executive Officer and Chairman

John P. Boylan has served as our President, CEO and Chairman since April 2015 and as a director since 2006. Since 2008, Mr. Boylan has owned and operated EJC Ventures, LP, a financial and management consulting firm providing executive and financial management, asset management, corporate finance, risk management, complex financial reporting, crisis management and turnaround services to the oil and gas industry. Mr. Boylan holds a BBA with a major in Accounting from the University of Texas and an MBA with majors in Finance, Economics and International Business from New York University. Mr. Boylan is a licensed CPA in the State of Texas.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial statements. See “Index to Financial Statements” on page F-1.

2. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

10.1	Houston American Energy Corp. 2005 Stock Option Plan*	8-K	08/16/05	10.1

10.2	Form of Director Stock Option Agreement*	8-K	08/16/05	10.2

10.3	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

10.6	Offer Letter – Subscription for fully paid ordinary shares of Tamboran Resources Limited, dated February 22, 2016	8-K	02/24/16	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of GBH CPAs, PC				X

23.2	Consent of Lonquist & Co., LLC				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC				X
*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 17, 2016

By:	/s/ John P. Boylan
John P. Boylan President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John P. Boylan	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)	March 17, 2016
John P. Boylan

/s/ O. Lee Tawes, III	Director	March 17, 2016
O. Lee Tawes, III

/s/ Stephen Hartzell	Director	March 17, 2016
Stephen Hartzell

/s/ Roy Jageman	Director	March 17, 2016
Roy Jageman

/s/ Keith Grimes	Director	March 17, 2016
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Houston American Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 17, 2016

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$2,123,520	$4,052,212
Escrow receivable	262,016	321,428
Insurance claim receivable	—	8,612,681
Prepaid expenses and other current assets	38,257	124,960
TOTAL CURRENT ASSETS	2,423,793	13,111,281

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	54,840,599	54,025,617
Costs not being amortized	2,879,063	3,586,284
Office equipment	90,004	90,004
Total	57,809,666	57,701,905
Accumulated depletion, depreciation, amortization, and impairment	(54,676,723)	(52,201,878)
PROPERTY AND EQUIPMENT, NET	3,132,943	5,500,027
Other assets	3,167	3,167
TOTAL ASSETS	$5,559,903	$18,614,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,195	$181,683
Litigation settlement payable	—	7,000,000
Accrued legal fees	—	1,722,681
Contingent liability	—	400,000
Accrued expenses	16,315	10,100
TOTAL CURRENT LIABILITIES	39,510	9,314,464

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	25,262	28,147
TOTAL LIABILITIES	64,772	9,342,611

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized 52,169,945 shares issued and outstanding	52,170	52,170
Additional paid-in capital	66,019,681	65,928,056
Treasury shares, at cost; 190,000 and 0 shares, respectively	(38,152)	—
Accumulated deficit	(60,538,568)	(56,708,362)
TOTAL SHAREHOLDERS’ EQUITY	5,495,131	9,271,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,559,903	$18,614,475

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
OIL AND GAS REVENUE	$429,435	$363,455

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	148,067	113,233
Depreciation and depletion	756,757	359,897
Impairment of oil and gas properties	1,718,088	1,492,148
General and administrative expense	1,541,294	2,356,519
Total operating expenses	4,164,206	4,321,797

Loss from operations	(3,734,771)	(3,958,342)

OTHER INCOME (EXPENSE)
Interest income	20,533	7,349
Contingent loss	—	(400,000)
Currency valuation loss	(97,103)	—
Other expense	—	(3)
Total other expense	(76,570)	(392,654)

Loss before taxes	(3,811,341)	(4,350,996)
Income tax expense (benefit)	18,865	2,183
Net loss	$(3,830,206)	$(4,353,179)
Basic and diluted net loss per common share outstanding	$(0.07)	$(0.08)
Basic and diluted weighted average number of common shares outstanding	52,159,726	52,169,945

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

			Additional Paid-in Capital			Retained Earnings (Deficit)
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2013	52,169,945	$52,170	$65,477,046	—	$—	$(52,355,183)	$13,174,033
Options issued to directors	—	—	42,676	—	—	—	42,676
Options issued to employees	—	—	371,513	—	—	—	371,513
Restricted stock issued to employees	—	—	36,821	—	—	—	36,821
Net loss	—	—	—	—	—	(4,353,179)	(4,353,179)
Balance at December 31, 2014	52,169,945	52,170	65,928,056	—	—	(56,708,362)	9,271,864

Options issued to directors	—	—	22,938	—	—	—	22,938
Options issued to employees	—	—	68,687	—	—	—	68,687
Acquisition of treasury shares	—	—	—	190,000	(38,152)	—	(38,152)
Net loss	—	—	—	—	—	(3,830,206)	(3,830,206)
Balance at December 31, 2015	52,169,945	$52,170	$66,019,681	190,000	$(38,152)	$(60,538,568)	$5,495,131

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,830,206)	$(4,353,179)

Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and depletion	756,757	359,897
Impairment of oil and gas properties	1,718,088	1,492,148
Stock-based compensation	91,625	451,010
Accretion of asset retirement obligation	1,329	628
Contingent loss	—	400,000
Change in operating assets and liabilities:
Increase in accounts receivable	—	(83,878)
Increase (decrease) in insurance receivable	8,612,681	(8,612,681)
Decrease in prepaid expense and other current assets	86,703	5,093
Decrease in accounts payable and accrued expenses	(552,273)	(129,344)
Increase (decrease) in settlement payable	(7,000,000)	7,000,000
Increase (decrease) in accrued legal fees	(1,722,681)	1,722,681
Net cash used in operations	(1,837,977)	(1,747,625)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for acquisition and development of oil and gas properties and assets	(168,680)	(3,364,932)
Proceeds from sale of mineral interest	56,705	—
Proceeds from escrow receivable, net	59,412	1,586,039
Net cash provided by (used in) investing activities	(52,563)	(1,778,893)

CASH FLOW FROM FINANCING ACTIVITIES
Payment for acquisition of treasury shares	(38,152)	—
Net cash used in financing activities	(38,152)	—

INCREASE (DECREASE) IN CASH	(1,928,692)	(3,526,518)
Cash, beginning of year	4,052,212	7,578,730
Cash, end of year	$2,123,520	$4,052,212

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$18,865	$192,364

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development costs	$—	$105,241
Net change in estimate of asset retirement obligation	$4,214	$19,095

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company has incurred continuing losses, negative operating cash flow and declining cash balances since 2011, including negative operating cash flow of $1,837,977 for the year ended December 31, 2015. These conditions, together with continued low oil and natural gas prices and financial commitments the Company has made relative to its Colombian properties as well as to investments in Australia, raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these concerns, the Company may seek additional financing or may consider divestiture of certain assets. There can be no assurance that the Company will be successful in its efforts.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of approximately $1.8 million in excess of the FDIC’s current insured limit of $250,000 at December 31, 2015 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary. In evaluating the need for an allowance, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made. As of December 31, 2015, the Company evaluated their receivables and determined an allowance was not required.

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil, and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less of the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceeds the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2015 or 2014.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $754,892 and $348,197 for the years ended December 31, 2015 and 2014, respectively and accumulated amortization, depreciation and impairment was $54,587,826 and $52,114,846 at December 31, 2015 and 2014, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2015 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During the year, the Company impaired oil and gas properties in the amount of $1,718,088.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $1,865 and $11,700 for 2015 and 2014, respectively, and accumulated depreciation was $88,897 and $87,032 at December 31, 2015 and 2014, respectively.

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

For the year ended December 31, 2015, outstanding options to purchase 4,432,165 shares of common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the year ended December 31, 2014, outstanding options to purchase 3,392,832 shares of common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

At December 31, 2015, 67.5% of the Company’s net oil and gas property investment, and 0% of its revenue for the year ended December 31, 2015, was with or derived from interests operated in Colombia.

For 2015, our oil production from the Company’s mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2015 and 2014, respectively.

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2015 through the date the consolidated financial statements were issued.

Recent Accounting Developments

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2—ESCROW RECEIVABLE

At December 31, 2015 and December 31, 2014, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously sold by the Company:

	December 31, 2015	December 31, 2014
Tambaqui Escrow	$—	$4,331
HDC LLC and HL LLC 15% Escrow	251,125	294,383
HDC LLC and HL LLC 5% Contingency	10,891	11,256
HC LLC 5% Contingency	—	11,458
Total	$262,016	$321,428

Changes in escrow receivables during 2015 reflect the release of an aggregate of $59,412 from the various escrow accounts.

NOTE 3—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2015 included the following:

	United States	South America	Total
Evaluated properties being amortized	$5,385,898	$49,454,702	$54,840,600
Accumulated depreciation, depletion, amortization and impairment	(5,133,124)	(49,454,702)	(54,587,826)
Net capitalized costs	$252,774	$—	$252,774

Evaluated oil and gas properties subject to amortization at December 31, 2014 included the following:

	United States	South America	Total
Evaluated properties being amortized	$4,570,915	$49,454,702	$54,025,617
Accumulated depreciation, depletion, amortization and impairment	(2,660,144)	(49,454,702)	(52,114,846)
Net capitalized costs	$1,910,771	$—	$1,910,771

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2015 included the following:

	United States	South America	Total
Leasehold acquisition costs	$761,545	$141,319	$902,864
Geological, geophysical, screening and evaluation costs	4,143	1,972,056	1,976,199
Total	$765,688	$2,113,375	$2,879,063

Unevaluated oil and gas properties not subject to amortization at December 31, 2014 included the following:

	United States	South America	Total
Leasehold acquisition costs	$868,301	$141,319	$1,009,620
Geological, geophysical, screening and evaluation costs	683,976	1,892,688	2,576,664
Total	$1,552,277	$2,034,007	$3,586,284

NOTE 4—Asset Retirement Obligations

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2015 and 2014.

	2015	2014
ARO liability at January 1	$28,147	$8,414
Accretion expense	1,329	628
Liabilities incurred from drilling	—	20,812
Changes in estimates	(4,214)	(1,717)

ARO liability at December 31	$25,262	$28,147

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

In 2015, options to purchase an aggregate of 8,333 shares were granted to a new non-employee director, options to purchase an aggregate of 900,000 shares were granted to a new officer and options to purchase an aggregate of 200,000 shares were granted to non-employee directors.

The 8,333 options granted to a new non-employee director vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten-year life and have an exercise price of $0.2158 per share. The option grant to the non-employee director was valued on the date of grant at $805 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.36%, (2) expected life in years of 4.98, and (3) expected stock volatility of 106%. The Company determined the option qualifies as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 900,000 options granted to an employee have a ten year life and an exercise price of $0.2158 per share and vest 1/3 on each of the first three anniversaries of the grant date, subject to acceleration of vesting in the event of certain changes in control or (i) the receipt of $10 million or more in aggregate gross proceeds from the sale of equity securities or securities convertible into equity securities, or (ii) the acquisition by the Company of $10 million or more in aggregate purchase price of oil and gas properties. The option grant to the employee was valued on the date of grant at $82,000 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of1.36%, (2) expected life in years of 4.98, and (3) expected stock volatility of 106%. The Company determined the option qualifies as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The 200,000 options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten-year life and have an exercise price of $0.2028 per share. The option grants to non-employee directors were valued on the date of grant at $17,370 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.73% (2) expected life in years of 5.01, and (3) expected stock volatility of 105%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Option activity during 2015 and 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,592,832	$4.07
Granted	800,000	$0.42
Exercised	—	$—
Forfeited	—	$—

Outstanding at December 31, 2014	3,392,832	$3.21
Granted	1,108,333	$0.21
Exercised	—	$—
Forfeited	(69,000)	$2.55

Outstanding at December 31, 2015	4,432,165	$2.47	6.77	$—

During 2015 and 2014, the Company recognized $91,625 and $414,189, respectively, of stock compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2015, non-vested options totaled 1,466,666 and total unrecognized stock-based compensation expense related to non-vested stock options was $127,591. The unrecognized expense is expected to be recognized over a weighted average period of 1.83 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2015 is 6.77 years and 5.62 years, respectively.

As of December 31, 2015, there were 1,567,835 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Restricted Stock Activity

During 2011, the Company granted to officers an aggregate of 45,000 shares of restricted stock, which shares vest over a period of three years. The fair value of $743,400 was determined based on the fair market value of the shares on the date of grant. This value was amortized over the vesting period, and during 2015 and 2014, $0 and $36,821 was amortized to expense respectively. As of December 31, 2014, there was $0 of unrecognized compensation cost related to unvested restricted stock.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for 2015 and 2014:

	2015	2014
Share-based compensation expense included in general and administrative expense	$91,625	$451,010
Earnings per share effect of share-based compensation expense	$(0.00)	$(0.01)

Treasury Stock

We account for repurchases of common stock using the cost method with common stock in treasury classified in the consolidated balance sheets as a reduction of shareholders’ equity. During the year ending December 31, 2015, the Company acquired 190,000 shares of common stock for $38,152.

NOTE 6—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ending December 31, 2015 and 2014.

	2015	2014
Loss before income taxes	$(3,811,341)	$(4,350,996)

Income tax benefit computed at statutory rates	$(1,333,969)	$(1,523,613)
Permanent differences, nondeductible expenses	501	141,446
Increase (decrease) in valuation allowance	635,888	(696,514)
Return to accrual items	(764)	1,178,681
Other adjustment	717,209	—
NOL adjustment	—	902,183
Tax provision	$18,865	$2,183

Total provision
Foreign	$18,865	$2,183
Total provision	$18,865	$2,183

At December 31, 2015 the Company has a federal tax loss carry forward of $47,415,085 and a foreign tax credit carry forward of $505,745, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2015 and 2014 are set out below.

	2015	2014
Non-Current Deferred tax assets:
Net operating loss carry forward	$16,255,870	$15,764,184
Foreign tax credit carry forward	505,745	486,880
Deferred state tax	23,277	23,277
Stock compensation	3,091,356	3,525,473
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(713,832)	(1,524,310)
Other	(327,600)	(76,576)
Total Non-Current Deferred tax assets	18,834,816	18,198,928
Valuation Allowance	(18,834,816)	(18,198,928)
Net deferred tax asset	$—	$—

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol. Colombia’s current income tax rate is 25%. During 2015 and 2014, we recorded foreign tax expense of $18,865 and $2,183, respectively.

NOTE 7—RELATED PARTIES

In conjunction with the Company’s efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, a principal shareholder and then Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests (ORRI) in select mineral properties of the Company, including all current and future properties in Colombia in which Messrs. Terwilliger and Tawes each hold a 1.5% ORRI. During 2015 and 2014, Mr. Terwilliger received royalty payments relating to those properties totaling $919 and $20,682, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $919 and $20,682, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017. The lease agreement requires future payments as follows:

Year	Amount
2016	$96,162
2017	40,469

Total	$136,631

Total rental expense was $95,711 and $88,709 in 2015 and 2014, respectively. The Company does not have any capital leases or other operating lease commitments.

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change.

Silverman Shareholder Class Action Suit. On April 27, 2012, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of Texas against the Company and certain of its executive officers: Steve Silverman v. Houston American Energy Corp. et al., Case No. 4:12-CV-1332. The complaint generally alleged that, between March 29, 2010 and April 18, 2012, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making materially false and misleading statements including certain statements related to the status and viability of the Tamandua #1 well on the Company’s CPO 4 prospect. Two additional class action lawsuits were filed against us in May 2012. The complaints sought unspecified damages, interest, attorneys’ fees, and other costs. On September 20, 2012, the court consolidated the class action lawsuits and appointed a lead plaintiff and, on November 15, 2012, the lead plaintiffs filed an amended complaint. The amended complaint, among other things, expanded the putative class period to November 9, 2009 to April 18, 2012 and added allegations challenging a November 2009 estimate concerning the CPO 4 prospect. On January 14, 2013, the Company filed a motion to dismiss and, on August 22, 2013, the court granted the motion and dismissed the complaint. The plaintiffs subsequently filed a Notice of Appeal of the dismissal of the complaint. On July 15, 2014, the U.S. Court of Appeals for the Fifth Circuit reversed the dismissal of the case. The appellate court ruling focused on the sufficiency of the pleadings in the case, made no determination regarding the merits of the factual allegations, and remanded the case to the District Court for further proceedings. In October 2014, the parties reached an agreement in principle to settle the consolidated lawsuit. The settlement, which provided for a $7,000,000 payment expected to be fully funded by the Company’s insurance, was subject to preliminary and final approval of the court. The parties submitted the settlement to the court for approval on December 31, 2014. The court signed an order on April 16, 2015 preliminarily approving the settlement. Pursuant to the terms of the settlement, the Company, through its insurer, was required to escrow settlement funds in the amount of $7,000,000. In May 2015, the Company's insurer deposited the required funds into an escrow account to fund the settlement. On July 29, 2015, the court rendered a final judgment approving the settlement and dismissed the case with prejudice. As a result, the $7,000,000 litigation settlement payable and the related insurance claim receivable were each reflected as settled in 2015.

SEC Administrative Proceeding. On August 4, 2014, following a multi-year investigation, the SEC instituted administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, styled In the Matter of Houston American EnergyCorp., John F.Terwilliger, Jr.,Undiscovered Equities, Inc. and Kevin T.McKnight. The administrative proceeding alleged that Mr. Terwilliger and, in turn, Houston American Energy, made false and misleading statements with respect to the CPO 4 prospect and promoted those statements through Undiscovered Equities and its principal, Kevin McKnight. The SEC was seeking a determination from an administrative law judge as to whether (i) the allegations of the SEC were true; (ii) Houston American Energy and Mr. Terwilliger should be ordered to (A) cease-and-desist from committing or causing violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (B) pay a civil penalty pursuant to Section 8A(g) of the Securities Act and Section 21B(a) of the Exchange Act, and (C) pay disgorgement pursuant to Section 8A(e) of the Securities Act and Sections 21B(e) and 21C(e) of the Exchange Act; and (iii) Mr. Terwilliger should be prohibited from acting as an officer and director of a public company pursuant to Section 8A(f) of the Securities Act and Section 21C(f) of the Exchange Act.

At December 31, 2014, the administrative proceeding was pending and was scheduled for trial in January 2015. The trial was stayed in January 2015 pending consideration by the Commission of a proposed settlement. On April 16, 2015, the Commission formally approved the settlement. Pursuant to the terms of the settlement, among other things, the Company paid a penalty of $400,000 and the Company’s Chief Executive Officer resigned and paid a penalty of $150,000. The Company, at December 31, 2014, had recorded on its balance sheet a contingent liability, and on its statement of operations a contingent loss of $400,000 relating to the settlement. The Company has an insurance policy that insures for legal fees incurred in connection with the above administrative proceeding. At December 31, 2014, the Company had recorded an insurance claim receivable of $1,612,681 for fees which have been incurred, but not yet reimbursed by its insurance Company. As of December 31, 2015, there was no outstanding insurance claim receivable related to unpaid accrued legal fees.

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

During 2015, no grants were made under the plan.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out. The obligation associated with the plan totaled $0 at December 31, 2015.

NOTE 9—SUBSEQUENT EVENTS

In February 2016, the Company agreed to purchase ordinary shares (the “Shares”) of Tamboran Resources Limited, an Australian oil and gas company (“Tamboran”), for $1,000,000. The Shares represent a 12.5% equity ownership interest in Tamboran. Pursuant to the terms of the purchase of the Shares, the Company has certain anti-dilution rights for a period of nine months. Closing of the planned investment is subject to satisfaction of certain conditions on the part of Tamboran, including the receipt by Tamboran of funding from investors other than the Company in an amount not less than A$705,000.

NOTE 10—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2015 and 2014 and long-lived assets as of December 31, 2015 and 2014 attributable to each geographical area are presented below:

	2015		2014
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$429,435	$1,019,569	$363,455	$3,466,020
South America	—	2,113,374	—	2,034,007
Total	$429,435	$3,132,943	$363,455	$5,500,027

NOTE 11—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2015	2014
Revenues
North America	$429,435	$363,455
South America	—	—
	$429,435	$363,455
Production Cost
North America	$148,067	$113,233
South America	—	—
	$148,067	$113,233

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2015, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$765,688	$2,113,375	$2,879,063
Proved properties being amortized	5,385,898	49,454,702	54,840,600
Accumulated depreciation, depletion, amortization and impairment	(5,133,124)	(49,454,702)	(54,587,826)

Net capitalized costs	$1,018,462	$2,113,375	$3,131,837

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $66.08 for the United States and $0 for South America for the year ended December 31, 2015.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2015 and 2014 are summarized below:

	2015
	United States	South America
Property acquisition costs:
Proved	$16,669	$—
Unproved	—	—
Exploration costs	72,500	79,511
Development costs	—	—

Total costs incurred	$89,169	$79,511
	2014
	United States	South America
Property acquisition costs:
Proved	$54,716	$—
Unproved	184,612	9,984
Exploration costs	3,005,469	234,487
Development costs	—	—

Total costs incurred	$3,244,797	$244,471

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2013	36,810	11,150	—	—	36,810	11,150

Extensions and discoveries	24,944	32,090	—	—	24,944	32,090
Revisions of prior estimates	23,673	(5,958)	—	—	23,673	(5,958)
Production	(12,717)	(3,152)	—	—	(12,717)	(3,152)

Balance December 31, 2014	72,710	34,130	—	—	72,710	34,130

Revisions to prior estimates	17,136	(19,212)	—	—	17,136	(19,212)
Production	(32,146)	(6,068)	—	—	(32,146)	(6,068)

Balance December 31, 2015	57,700	8,850	—	—	57,700	8,850

Proved developed reserves
at December 31, 2014	72,710	34,130	—	—	72,710	34,130
at December 31, 2015	57,700	8,850	—	—	57,700	8,850

Proved undeveloped reserves
at December 31, 2014	—	—	—	—	—	—
at December 31, 2015	—	—	—	—	—	—

During 2015 and 2014, the Company recorded extensions and discoveries resulting from its ongoing drilling operations in the United States. As of December 31, 2015, the Company had no proved undeveloped (“PUD”) reserves. No PUD reserves as of December 31, 2014 were converted to proved developed producing reserves in 2015.

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

Standardized measure of discounted future net cash flows at December 31, 2015:

	United States	South America	Total
Future cash flows from sales of oil and gas	$611,520	$—	$611,520
Future production cost	(308,020)	—	(308,020)
Future net cash flows	303,500	—	303,500

10% annual discount for timing of cash flow	(49,120)	—	(49,120)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$254,380	$—	$254,380

Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	(281,368)	—	(285,582)
Change due to revisions in standardized variables:
Accretion of discount	183,828	—	183,828
Net change in sales and transfer price, net of production costs	(405,129)	—	(405,129)
Revision and others	(176,014)	—	(176,014)
Changes in production rates and other	(617,498)	—	(613,285)

Net	(1,296,181)	—	(1,296,181)
Beginning of year	1,550,561	—	1,550,561

End of year	$254,380	$—	$254,380

Standardized measure of discounted future net cash flows at December 31, 2014:

	United States	South America	Total
Future cash flows from sales of oil and gas	$3,579,990	$—	$3,579,990
Future production cost	(1,091,790)	—	(1,091,790)
Future income tax	(287,709)	—	(287,709)
Future net cash flows	2,200,491	—	2,200,491

10% annual discount for timing of cash flow	(649,930)	—	(649,930)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,550,561	$—	$1,550,561

Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	(250,222)	—	(250,222)
Change due to revisions in standardized variables:
Income taxes	(287,709)	—	(287,709)
Accretion of discount	112,021	—	112,021
Net change in sales and transfer price, net of production costs	(193,777)	—	(193,777)
Discoveries	999,242	—	999,242
Changes in production rates and other	451,971	—	451,971

Net	831,526	—	831,526
Beginning of year	719,035	—	719,035

End of year	$1,550,561	$—	$1,550,561

NOTE 12—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2015
Operating revenue	$101,971	$114,122	$124,448	$88,894
Loss from operations	(1,191,769)	(339,488)	(468,332)	(1,735,182)
Net loss	(1,187,064)	(351,808)	(463,566)	(1,827,768)

Loss per common share – basic	$(0.02)	$(0.01)	$(0.01)	$(0.04)
Loss per common share – diluted	$(0.02)	$(0.01)	$(0.01)	$(0.04)

2014
Operating revenue	$106,023	$67,450	$56,805	$133,177
Loss from operations	(536,105)	(684,728)	(512,919)	(2,224,590)
Net loss	(535,368)	(683,644)	(511,653)	(2,222,514)

Loss per common share – basic	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Loss per common share – diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)