Form 10-Q
period 2016-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2016-05-16
CIK 1156041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, we had 51,499,336 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

Index
PART I - FINANCIAL INFORMATION
ITEM 1	Financial Statements
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$1,697,793	$2,123,520
Escrow receivable	262,016	262,016
Prepaid expenses and other current assets	37,532	38,257
TOTAL CURRENT ASSETS	1,997,341	2,423,793

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	54,843,729	54,840,599
Costs not being amortized	2,916,536	2,879,063
Office equipment	90,004	90,004
Total	57,850,269	57,809,666
Accumulated depletion, depreciation, amortization, and impairment	(54,701,736)	(54,676,723)
PROPERTY AND EQUIPMENT, NET	3,148,533	3,132,943

Other assets	3,167	3,167
TOTAL ASSETS	$5,149,041	$5,559,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$20,009	$23,195
Accrued expenses	15,163	16,315
TOTAL CURRENT LIABILITIES	35,172	39,510

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	25,400	25,262
TOTAL LIABILITIES	60,572	64,772

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized 52,169,945 shares issued	52,170	52,170
Additional paid-in capital	66,042,549	66,019,681
Treasury shares, at cost; 670,609 and 190,000 shares, respectively	(128,231)	(38,152)
Accumulated deficit	(60,878,019)	(60,538,568)
TOTAL SHAREHOLDERS’ EQUITY	5,088,469	5,495,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,149,041	$5,559,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015

OIL AND GAS REVENUE	$48,260	$101,971

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	10,388	28,913
General and administrative expense	356,270	455,873
Impairment of oil and gas properties	--	677,051
Depreciation and depletion	25,013	131,903
Total operating expenses	391,671	1,293,740

Loss from operations	(343,411)	(1,191,769)

OTHER INCOME
Interest income	3,960	5,456
Total other income	3,960	5,456

Net loss before taxes	(339,451)	(1,186,313)

Income tax expense	--	751

Net loss	$(339,451)	$(1,187,064)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Based and diluted weighted average number of common shares outstanding	51,646,527	52,169,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
HOUSTON AMERICAN ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(339,451)	$(1,187,064)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	25,013	131,903
Impairment of oil and gas properties	--	677,051
Stock-based compensation	22,868	19,795
Accretion of asset retirement obligation	138	582
Changes in operating assets and liabilities:
Decrease in insurance receivable	--	842,107
(Decrease)/increase in prepaid expenses and other current assets	725	(170,346)
Decrease in accounts payable and accrued expenses	(4,338)	(156,450)
Decrease in accrued legal fees	--	(842,107)

Net cash used in operating activities	(295,045)	(684,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(40,603)	(24,847)

Net cash used in investing activities	(40,603)	(24,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the acquisition of treasury shares	(90,079)	--
Net cash used in financing activities	(90,079)	--

Decrease in cash	(425,727)	(709,376)
Cash, beginning of period	2,123,520	4,052,212
Cash, end of period	$1,697,793	$3,342,836

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$--	$—
Taxes paid	$226	$751

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company has incurred continuing losses, negative operating cash flow and declining cash balances since 2011, including negative operating cash flow of $295,045 for the three months ended March 31, 2016. These conditions, together with continued low oil and natural gas prices and financial commitments the Company has made relative to its Colombian properties as well as to expected investments in Australia, raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To address these concerns, the Company may seek additional financing or may consider divestiture of certain assets. There can be no assurance that the Company will be successful in its efforts.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $1,324,642 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2016. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company.  The Company’s only outstanding potentially dilutive securities are stock options.  For the three months ended March 31, 2016 and 2015, using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by 0 and 55,600 shares, respectively; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from March 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Index
Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ESCROW RECEIVABLE

At March 31, 2016 and December 31, 2015, the Company’s balance sheets reflected the following current escrow receivables relating to various oil and gas properties previously held by the Company:

	March 31, 2016	December 31, 2015

HDC LLC & HL LLC 15% Escrow	$251,125	$251,125
HDC LLC & HL LLC 5% Contingency	10,891	10,891
TOTAL	$262,016	$262,016

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2016, the Company invested $40,603 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $37,473, and (2) costs on U.S. properties of $3,130. Of the amount invested, the Company capitalized $3,130 to oil and gas properties subject to amortization attributable to U.S. properties, and $37,473 to oil and gas properties not subject to amortization, attributable to preparation and evaluation cost in Colombia.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2016 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2016 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2016	As of March 31, 2016
	Revenues	Long Lived Assets, Net
United States	$48,260	$997,686
Colombia	—	2,150,847
Total	$48,260	$3,148,533

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE

The Company periodically grants options to employees, directors and consultants under the Company’s 2008 Equity Incentive Plan (together, the “Plan”).  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

During the three months ended March 31, 2016, options to purchase an aggregate of 20,000 shares were granted to non-employee directors.  The options were granted in connection with service on an ad hoc board committee and vest on the earlier of August 15, 2016, the termination of the committee or termination of service on the committee due to death or disability.  The options have a five-year life and an exercise price of $0.1982 per share. The options were valued on the date of grant at $2,896 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.49%; (2) expected life in years of 4.99; (3) expected stock volatility of 106.95%; and (4) expected dividend yield of 0%.  The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Index
A summary of stock option activity and related information for the three months ended March 31, 2016 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2016	4,432,165	$2.47
Granted	20,000	0.20
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2016	4,452,165	$2.46	$1,676
Exercisable at March 31, 2016	3,132,165	$3.37	$1,440

During the three months ended March 31, 2016, the Company recognized $22,868 of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.  As of March 31, 2016, total unrecognized stock-based compensation expense related to non-vested stock options was $110,719. The unrecognized expense is expected to be recognized over a weighted average period of 1.6 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2016 is 4.23 years and 4.55 years, respectively.

Shares available for issuance under the Plan as of March 31, 2016 totaled 1,547,835 shares.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Share-based compensation expense included in general and administrative expense	$22,868	$19,795
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017.  As of March 31, 2016, the lease agreement requires future payments as follows:

Year	Amount
2016	$72,144
2017	40,469
Total	$112,613

For the three months ended March 31, the total base rental expense was $25,429 in 2016 and $21,376 in 2015.  The Company does not have any capital leases or other operating lease commitments.

Investment Commitment

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

Index
NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2016, and consequently, recorded no U.S. income tax liability or tax expense for the three months ended March 31, 2016.

During the three months ended March 31, 2016, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

Index
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2016, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2015.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2015.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2015.  As of, and for the three months ended, March 31, 2016, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2016:

March 31, 2016
Acquisition costs	$902,864
Development and evaluation costs	2,013,672
Total	$2,916,536

Of the carrying value of unevaluated oil and gas prospects above, $2,150,848 was attributable to properties in the South American country of Colombia and $765,688 was attributable to properties in the United States.  We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Recent Developments

Drilling Activity

During the quarter ended March 31, 2016, we drilled no wells.

At March 31, 2016, no drilling operations were ongoing.

Index
During the quarter ended March 31, 2016, our capital investment expenditures totaled $40,603 principally relating to the preparation and evaluation of our three concessions in Colombia.

Hupecol, the operator of our Colombian concessions, has advised us that they are continuing to experience opposition, at the local level, to their efforts to secure necessary permits to commence drilling operations on our Serrania concession.  Commencement of drilling operations remains contingent upon receipt of final permits in Colombia.  Notwithstanding the federal government’s grant of the concession, local opposition to drilling in the vicinity of the Serrania concession has resulted in repeated delays in issuance of, including the issuance and subsequent rescission of, necessary permits and there is no assurance as to if, and when, necessary permits will be issued or the concession will be drilled and/or developed. Given the continuing permitting issues, we, through Hupecol, are evaluating our rights and options with respect to Serrania and, unless a satisfactory resolution is reached in the near term, have shelved plans to drill the concession in 2016.

Hupecol is also expected to defer commencement of work on the Los Picachos and Macaya concessions until satisfactory resolution of the permitting issues on the Serrania concession.

Planned Tamboran Investment

In February 2016, we agreed to acquire a 12.5% equity ownership interest in Tamboran Resources Limited for $1,000,000.  Closing of the planned acquisition of the interest in Tamboran is subject to satisfaction of certain conditions by Tamboran, including the receipt by Tamboran of funding from investors other than Houston American Energy in an amount not less than $705,000.

Results of Operations

Oil and Gas Revenues.  Total oil and gas revenues decreased 52.7% to $48,260 in the three months ended March 31, 2016 compared to $101,971 in the three months ended March 31, 2015.  The decrease in revenue was due to a 37.7% decline in crude oil prices realized and a 40.3% decline in natural gas prices realized together with a 31.8% decline in crude oil production partially offset by a 5.8% increase in natural gas production.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Gross producing wells	9	11
Net producing wells	0.47	0.72
Net oil production (Bbl)	882	1,294
Net gas production (Mcf)	6,579	6,221
Average sales price – oil (per barrel)	$37.25	$59.81
Average sales price – natural gas (per Mcf)	$2.34	$3.92

The change in average sales prices realized reflects a steep decline in global commodity prices from 2015 and continuing into 2016.  The decline in crude oil production reflects natural decline rates and termination, during 2015, of production on two wells that were no longer economical to produce at current commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2016 First Quarter
Oil sales	$—	$32,852	$32,852
Gas sales	$—	$15,408	$15,408
2015 First Quarter
Oil sales	$—	$77,399	$77,399
Gas sales	$—	$24,572	$24,572

Index
Lease Operating Expenses. Lease operating expenses increased 64% to $10,388 during the three months ended March 31, 2016 from $28,913 during the three months ended March 31, 2015.  The change in total lease operating expenses was attributable to a severance tax abatement on one well and operation of fewer wells.  Lease operating expenses, by region were as follows:

	Colombia	U.S.	Total
2016 First Quarter	$—	$10,388	$10,388
2015 First Quarter	$—	$28,913	$28,913

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $25,013 and $131,903 for the three months ended March 31, 2016 and 2015, respectively.  The change in depreciation and depletion was due to impairment charges booked during 2015 and lower production rates.

Impairment of Oil and Gas Properties. During the three months ended March 31, 2015, we recorded an impairment expense of $677,051 associated with the decline in energy prices.

General and Administrative Expenses.  General and administrative expense decreased by 22% to $356,270 during the three months ended March 31, 2016 from $455,873 during the three months ended March 31, 2015.  The decrease in general and administrative expense was primarily attributable to reduced salaries and professional fees.

Other Income.  Other income consists of interest earned on cash balances.  During the three months ended March 31, 2016, we reported interest income of $3,960 as compared to interest income of $5,456 during the three months ended March 31, 2015.  The change was attributable to lower cash balances.

Income Tax Expense.  We reported income tax expense of $0 during the three months ended March 31, 2016 compared to $751 during the three months ended March 31, 2015.  Income tax expense during the 2016 and 2015 quarters was entirely attributable to operations in Colombia. We recorded no U.S. income tax liability in the 2016 or 2015 quarters.

Financial Condition

Liquidity and Capital Resources.  At March 31, 2016, we had a cash balance of $1,697,793 and working capital of $1,962,169, compared to a cash balance of $2,123,520 and working capital of $2,384,283 at December 31, 2015. The change in cash and working capital during the period was primarily attributable to the operating loss for the quarter.

Operating activities used cash of $295,045 during the 2016 quarter as compared to $684,529 during the 2015 quarter. The change in operating cash flow was primarily attributable to the larger loss incurred during the 2015 quarter and prepayment of insurance and reductions in payable during the 2015 quarter.

Investing activities used $40,603 during the 2016 quarter compared to $24,847 used during the 2015 quarter. The funds used by investing activities during the 2016 and 2015 quarters reflects investments in development of oil and gas properties.

Financing activities used $90,079 during the 2016 quarter for the acquisition of treasury shares compared to $0 used during the 2015 quarter.

Long-Term Liabilities.  At March 31, 2016, we had long-term liabilities of $25,400 as compared to $25,262 at December 31, 2015.  Long-term liabilities at March 31, 2016 and December 31, 2015 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments.  Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects.  We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations of wells being brought on line during 2014.

Index
During the three months ended March 31, 2016, we invested $40,603 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $37,473, and (2) costs on U.S. properties of $3,130. Of the amount invested, we capitalized $3,130 to oil and gas properties subject to amortization relating to U.S. properties, and $37,473 to oil and gas properties not subject to amortization, primarily attributable to preparation and evaluation cost in Colombia.

Our estimated capital expenditure budget for the balance of 2016 is approximately $1,000,000 and relates to planned acquisition of a 12.5% equity ownership interest in Tamboran Resources.  Capital expenditure plans for 2016 may change should the permitting issues at Serrania be satisfactorily resolved in order to permit drilling during 2016 and based on field conditions and other factors beyond our control or the control of the operators of our prospects and, as such, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

Depending on the timing and ultimate closing of our planned investment in Tamboran and potential expenditures relating to the Serrania concession, our cash on hand may not be adequate to fully fund our operations during 2016, including our capital expenditure budget. Accordingly, we may require additional capital to fully fund our future drilling budget and operations.  If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments.  We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future acquisitions and development activities.

Outlook; Strategic Alternatives

Continued low oil and natural gas prices during 2015 and into 2016 and lagging production in light of recurring delays in drilling of our Serrania prospect in Colombia have had a significant adverse impact on our business. Our financial statements include a “going concern” qualification reflecting substantial doubt as to our ability to continue as a going concern. While we have no debt and have reduced our overhead, we continue to operate at a loss and expect to continue to do so until such time as we can increase production levels and realize substantial improvement in commodity prices.  With the continuing permitting issues at Serrania and the lack of clarity as to the ultimate development of the concession, our near term efforts to bolster production and profitability is focused on opportunistic acquisitions of assets or companies in the current depressed market.  We have budgeted $1,000,000 for the planned 2016 acquisition of an interest in Tamboran Resources Limited.  While we believe Tamboran represents an attractive opportunity to participate as an early investor in a resource play with substantial upside potential, that investment remains subject to satisfaction of certain closing conditions beyond our control and, even if consummated, would not result in revenues, profits or cash flows to us unless and until we divest some or all of our position in Tamboran.  Beyond Tamboran, we are actively seeking out opportunities to acquire oil and gas assets or operators. Given our limited resources, financial commitments and continuing negative cash flow from operations, we may be required to issue large number of shares or to seek additional financing to fund any acquisition of targets that we may identify and may be required to divest certain assets in order to support operations until such point, if ever, as our revenues increase sufficiently, either through price increases or the addition of production, to cover our operating costs and overhead.  We can provide no assurance that our efforts will be sufficient to reverse the trend of operating losses, to provide adequate financial resources to sustain operations and retention of our assets pending attainment of profitable operations or to consummate any acquisitions.

Given the uncertainty as to timing and ultimate outcome of our current initiatives in Colombia and Australia, management has determined that we should consider strategic alternatives, including seeking a merger partner or acquisition of significant oil and gas assets with a view to maximizing long-term value to our shareholders. To that end, we have retained a business development advisor and have commenced discussions with several energy investment banks to assist in identifying and financing strategic transactions. While we believe that there are attractive opportunities that will be available to execute one or more strategic transactions that will position us to take advantage of an anticipated future recovery in energy markets, such transactions may be highly dilutive and there can be no assurance that any such strategic transaction can be executed on acceptable terms or at all.

Absent a timely and favorable resolution of permitting issues in Colombia and resulting successful drilling operations or consummation of a strategic transaction, given our limited resources, financial commitments and continuing negative cash flow from operations, we may be required to seek additional financing or may be required to divest certain assets in order to support operations until such point, if ever, as our revenues increase sufficiently, either through price increases or the addition of production, to cover our operating costs and overhead.  We can provide no assurance that our efforts will be sufficient to reverse the trend of operating losses, to provide adequate financial resources to sustain operations and retention of our assets pending attainment of profitable operations or consummate of a strategic transaction.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 16, 2016
	By:	/s/ John Boylan
John Boylan
CEO and President (Principal Executive Officer and
Principal Financial Officer)