Form 10-Q
period 2016-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2016-08-10
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(713) 222-6966
(Registrant’s telephone number, including area code)

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

As of August 9, 2016, we had 51,499,336 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$1,248,762	$2,123,520
Escrow receivable	262,016	262,016
Prepaid expenses and other current assets	26,250	38,257

TOTAL CURRENT ASSETS	1,537,028	2,423,793

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	54,843,643	54,840,599
Costs not being amortized	2,947,029	2,879,063
Office equipment	90,004	90,004

Total	57,880,676	57,809,666
Accumulated depletion, depreciation, amortization, and impairment	(54,725,987)	(54,676,723)

PROPERTY AND EQUIPMENT, NET	3,154,689	3,132,943

Other assets	3,167	3,167
TOTAL ASSETS	$4,694,884	$5,559,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$19,416	$23,195
Accrued expenses	13,534	16,315

TOTAL CURRENT LIABILITIES	32,950	39,510

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	25,538	25,262
TOTAL LIABILITIES	58,488	64,772

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized 52,169,945 shares issued	52,170	52,170
Additional paid-in capital	66,080,883	66,019,681
Treasury shares, at cost; 670,609 and 190,000 shares, respectively	(128,231)	(38,152)
Accumulated deficit	(61,368,426)	(60,538,568)
TOTAL SHAREHOLDERS’ EQUITY	4,636,396	5,495,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,694,884	$5,559,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

OIL AND GAS REVENUE	$82,147	$216,093	$33,887	$114,122

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	37,361	59,648	26,973	30,735
General and administrative expense	831,135	732,576	474,865	276,703
Impairment of oil and gas properties	-	677,051	-	—
Depreciation and depletion	49,264	278,075	24,251	146,172
Total operating expenses	917,760	1,747,350	526,089	453,610

Loss from operations	(835,613)	(1,531,257)	(492,202)	(339,488)

OTHER INCOME
Interest income, net	5,756	10,445	1,796	4,989
Total other income	5,756	10,445	1,796	4,989

Net loss before taxes	(829,857)	(1,520,812)	(490,406)	(334,499)

Income tax expense	-	18,060	-	17,309

Net loss	$(829,857)	$(1,538,872)	$(490.406)	$(351,808)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.01)	$(0.01)

Based and diluted weighted average common shares outstanding	51,572,931	52,169,945	51,499,336	52,169,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(829,857)	$(1,538,872)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	49,264	278,075
Accretion of asset retirement obligation	276	1,053
Impairment of oil and gas properties	—	677,051
Stock-based compensation	61,201	39,758
Changes in operating assets and liabilities:
Decrease in insurance receivable	—	8,583,869
Decrease (increase) in prepaid expenses and other current assets	12,007	(91,804)
Decrease in accounts payable, contingent liabilities and accrued expenses	(6,560)	(455,178)
Decrease in settlement payable	—	(7,000,000)
Decrease in accrued legal costs	—	(1,693,869)

Net cash used in operating activities	(713,669)	(1,199,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas development costs	(71,010)	(192,856)
Proceeds from sale of mineral interest	—	56,705
Proceeds from escrow receivables	—	59,412

Net cash used in investing activities	(71,010)	(76,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the acquisition of treasury shares	(90,079)	—

Net cash used in financing activities	(90,079)	—

Decrease in cash	(874,758)	(1,276,656)
Cash, beginning of period	2,123,520	4,052,212
Cash, end of period	$1,248,762	$2,775,556

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$18,060

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company has incurred continuing losses, negative operating cash flow and declining cash balances since 2011, including negative operating cash flow of $713,669 for the six months ended June 30, 2016. These conditions, together with continued low oil and natural gas prices and financial commitments the Company has made relative to its Colombian properties, raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $944,001 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2016. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company. The Company’s only outstanding potentially dilutive securities are options and warrants. Using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 55,600 and 55,600 shares, respectively, for the three and six months ended June 30, 2016 and by approximately 55,600 and 55,600 shares, respectively, for the three and six months ended June 30, 2015; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from June 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ESCROW RECEIVABLE

At June 30, 2016 and December 31, 2015, the Company’s balance sheets reflected the following current escrow receivables relating to various oil and gas properties previously held by the Company:

	June 30, 2016	December 31, 2015

HDC LLC & HL LLC 15% Escrow	$251,125	251,125
HDC LLC & HL LLC 5% Contingency	10,891	10,891
TOTAL	$262,016	$262,016

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2016, the Company invested $71,010 for the development of oil and gas properties, consisting of: (1) preparation and evaluation costs in Colombia of $67,966, and (2) costs on U.S. properties of $3,044. Of the amount invested, the Company capitalized $3,044 to oil and gas properties subject to amortization, and $67,966 to oil and gas properties not subject to amortization.

During the six months ended June 30, 2015, the Company disposed of a portion of its interest in three non-producing domestic prospects for proceeds of $56,705. Proceeds received from disposal of such interests were accounted for as a reduction in capitalized cost of oil and gas properties.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2016 and long lived assets (net of depletion, amortization, and impairments) as of June 30, 2016 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2016	As of June 30, 2016
	Revenues	Long Lived Assets, Net
United States	$82,147	$973,349
Colombia	—	2,181,340
Total	$82,147	$3,154,689

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

Stock Option Activity

In March 2016, options to purchase an aggregate of 20,000 shares were granted to non-employee directors. The options were granted in connection with service on an ad hoc board committee and vest on the earlier of August 15, 2016, the termination of the committee or termination of service on the committee due to death or disability. The options have a five-year life and an exercise price of $0.1982 per share. The options were valued on the date of grant at $2,896 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.49%; (2) expected life in years of 4.99; (3) expected stock volatility of 106.95%; (4) expected dividend yield of 0%; and (5) forfeiture rate of 15.22%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In June 2016, options to purchase an aggregate of 800,000 shares were granted to non-employee directors. The options, which included a one-time supplemental grant to purchase an aggregate of 600,000 shares, were granted in connection with service on the board of directors. 200,000 of the options granted to non-employee directors vested 20% on the grant date and vest as to the remaining 80% nine months from the grant date, have a ten-year life and have an exercise price of $0.2201 per share. Those option grants were valued on the date of grant at $32,640 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.26%; (2) expected life in years of 5.28; (3) expected stock volatility of 108.5%; (4) expected dividend yield of 0%; and (5) forfeiture rate of 15.01%. 600,000 of the options granted to non-employee directors vest (i) 50% on the earlier of June 7, 2017 or the day preceding the next annual shareholders meeting at which directors are elected, (ii) 50% on the earlier of June 7, 2018 or the day preceding the second annual shareholders meeting (after the grant date) at which directors are to be elected, and (iii) in the event that the Company consummates a transaction(s) (after the option grant date) in the nature of a sale of shares of equity securities for cash or assets resulting in a net addition(s) to the Company’s stockholders’ equity of not less than $2 million, all unvested options vest in full. Those options have a ten-year life and have an exercise price of $0.2201 per share. Those option grants were valued on the date of grant at $83,421 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.26% (2) expected life in years of 5.28, and (3) expected stock volatility of 108.5%. The Company determined the option qualifies as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

A summary of stock option activity and related information for the six months ended June 30, 2016 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2016	4,432,165	$2.47	7,260
Granted	820,000	0.22	436
Expired/Forfeited	(20,000)	4.10
Exercised	-	-
Outstanding at June 30, 2016	5,232,165	$2.11	$7,696
Exercisable at June 30, 2016	3,652,165	$2.92	$-

Shares available for issuance under the Plans as of June 30, 2016 totaled 767,835 shares.

Share-Based Compensation Expense

During the three and six months ended June 30, 2016, the Company recognized $38,334 and $61,201, respectively, of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.

As of June 30, 2016, total unrecognized stock-based compensation expense related to non-vested stock options was $190,656. The unrecognized expense is expected to be recognized over a weighted average period of 1.55 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2016 is 6.85 years and 5.72 years, respectively.

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015

Share-based compensation expense included in general and administrative expense	$38,334	$19,962
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

Share-based compensation expense included in general and administrative expense	$61,201	$39,758
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires on May 31, 2017. As of June 30, 2016, the lease agreement requires future payments as follows:

Year	Amount
2016	48,018
2017	40,479
Total	$88,497

For the three and six months ended June 30, 2016, the total base rental expense was $25,627 and $51,056, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2016, and consequently, recorded no U.S. income tax liability or tax expense for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2016, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2015. As of, and for the six months ended, June 30, 2016, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2016:

June 30, 2016
Acquisition costs	$902,863
Development and evaluation costs	2,044,166
Total	$2,947,029

Of the carrying value of unevaluated oil and gas prospects above, $2,181.340 was attributable to properties in the South American country of Colombia and $765,689 was attributable to properties in the United States. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Recent Developments

Drilling and Related Activity

During the six months ended June 30, 2016, we drilled no wells and, at June 30, 2016, no drilling operations were ongoing.

During the six months ended June 30, 2016, our capital investment expenditures totaled $71,010 principally relating to the preparation and evaluation of our three concessions in Colombia.

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

In June 2016, a peace accord was announced between the Colombian government and the Revolutionary Armed Forces of Colombia, also known as FARC. While the peace accord remains in its early days, is subject to execution of a final comprehensive peace agreement and there is no assurance as to how that accord will, or will not, impact our assets, we are reevaluating our plans regarding our Colombian assets in light of the peace accord and the potential of the accord to enhance our prospects of arriving at a favorable resolution to the impasse that has prevented the commencement of drilling operations on our Colombian properties.

Termination of Planned Tamboran Investment

In February 2016, we agreed to acquire a 12.5% equity ownership interest in Tamboran Resources Limited for $1,000,000. Closing of the planned acquisition of the interest in Tamboran was subject to satisfaction of certain conditions by Tamboran, including the receipt by Tamboran of funding from investors other than Houston American Energy in an amount not less than $705,000. Tamboran failed to satisfy one of the conditions of closing the investment and, effective June 30, 2016, our agreement to purchase an equity ownership interest in Tamboran was terminated.

Strategic Alternatives

In May 2016, our board approved the exploration of strategic alternatives, including, among other options, seeking merger and acquisition candidates, asset acquisitions or sales. To facilitate our exploration of strategic alternatives, in June 2016, we engaged Drexel Hamilton, an investment banking firm, to assist in making merger and acquisition introductions, negotiating deals, capital sourcing and other supporting services.

Supplemental Director Option Grants

In light of the limited cash compensation paid to non-employee directors and the anticipated increased demands on non-employee directors associated with the search for and consideration of strategic alternatives, in June 2016, in addition to ordinary annual option grants to non-employee directors, we granted supplemental stock options pursuant to which each of the non-employee directors may acquire up to 150,000 shares of common stock (or an aggregate of 600,000 shares) for a term of ten years at an exercise price of $0.2201 per share. The supplement options vest: (i) 50% on the earlier of June 7, 2017 or the day preceding the next annual shareholders meeting at which directors are elected, (ii) 50% on the earlier of June 7, 2018 or the day preceding the second annual shareholders meeting (after the grant date) at which directors are to be elected, and (iii) in the event that the Company consummates a transaction(s) (after the option grant date) in the nature of a sale of shares of equity securities for cash or assets resulting in a net addition(s) to the Company’s stockholders’ equity of not less than $2 million, all unvested options vest in full.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased by 70.3% to $33,887 in the three months ended June 30, 2016 compared to $114,122 in the three months ended June 30, 2015. Oil and gas revenues decreased 62% to $82,147 in the six months ended June 30, 2016 compared to $216,093 in the six months ended June 30, 2015. The decrease in revenue was due to a steep decline in oil (down 33%) and natural gas (down 35%) prices and a 64% decline in crude oil production and a 22% decline in natural gas production.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross producing wells	9	11	9	11
Net producing wells	0.47	0.72	0.47	0.72
Net oil production (bbl)	646	1,790	1,528	3,084
Net gas production (mcf)	5,375	6,919	11,954	13,181
Average sales price – oil (per barrel)	$34.23	$50.76	$35.97	$54.51
Average sales price – natural gas (per mcf)	$2.19	$3.36	$2.27	$3.64

The change in average sales prices realized reflects a steep decline in global commodity prices from 2015 and continuing into 2016. The decline in crude oil production reflects natural decline rates and termination, during 2015, of production on two wells that were no longer economical to produce at current commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2016 First Six Months
Oil sales	$—	$54,961	$54,961
Gas sales	—	27,186	27,186
2015 First Six Months
Oil sales	$—	$168,266	$168,266
Gas sales	—	47,827	47,827

Lease Operating Expenses. Lease operating expenses decreased by 12% to $26,973 during the three months ended June 30, 2016 from $30,376 during the three months ended June 30, 2015. During the six months ended June 30, 2016, lease operating expenses decreased by 37% to $37,361 from $59,648 during the six months ended June 30, 2015. The decrease in lease operating expenses was attributable to operation of fewer wells during the 2016 periods and receipt of a severance tax abatement on one well during 2016.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter	-2016	$—	$26,973	$26,973
	-2015	$—	$30,735	$30,735

Six Months	-2016	$—	$37,361	$67,361
	-2015	$—	$59,648	$59,648

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Depreciation and Depletion Expense.  Depreciation and depletion expense was $24,251 and $146,172 for the three months ended June 30, 2016 and 2015, respectively, and $49,264 and $278,075 for the six months ended June 30, 2016 and 2015, respectively.  The decrease was due to impairment charges during 2015 and lower production rates.

Impairment of Oil and Gas Properties. During the three months and six months ended June 30, 2015, we recorded an impairment expense of $0 and $677,051, respectively, associated with the decline in energy prices.

General and Administrative Expenses. General and administrative expense increased by 72% to $474,865 during the three months ended June 30, 2016 from $276,703 during the three months ended June 30, 2015, and increased by 13.4% to $831,135 during the six months ended June 30, 2016 from $732,576 during the six months ended June 30, 2015. The increases in general and administrative expense was primarily attributable to an increase in consulting fees and the reversal, during 2015, of an over accrual of legal fees that resulted in lower legal fees in 2015.

Other Income. Other income consisted of interest earned on cash balances, net of interest expense. Other income totaled $1,796 and $5,756 of net other income during the three and six-month periods ended June 30, 2016, respectively, as compared to $4,989 and $10,445 of other income during the three and six-month periods ended June 30, 2015, respectively. The changes were attributable to lower cash balances.

Income Tax Expense/Benefit. We reported no income tax expense during the three months ended June 30, 2016 compared to income tax expense of $17,309 during the three months ended June 30, 2015. For the six months ended June 30, 2016, we reported no income tax expense compared to income tax expense of $18,060 during the six months ended June 30, 2015.

Financial Condition

Liquidity and Capital Resources. At June 30, 2016, we had a cash balance of $1,248,762 and working capital of $1,504,078, compared to a cash balance of $2,123,520 and working capital of $2,384,283 at December 31, 2015. The change in cash and working capital during the period was primarily attributable to the operating loss for the first six months of 2016.

Operating activities used cash of $713,669 during the six months ended June 30, 2016 as compared to $1,199,917 of cash used during the six months ended June 30, 2015. The change in operating cash flow used was primarily attributable to (1) changes in operating assets and liabilities (reflecting settlement of litigation and insurance claims and associated legal fees, an increase in prepaid expenses and a decrease in payables and accrued expenses) which accounted for a reduction in cash of $656,982 in 2015 versus changes in operating assets and liabilities which accounted for an increase in cash of $5,438 in 2016, partially offset by (2) an increase in cash loss, after elimination of non-cash items, of $176,181, attributable to increased general and administrative expenses.

Investing activities used $71,010 during the six months ended June 30, 2016 compared to $76,739 of cash used during the six months ended June 30, 2015. The funds used by investing activities during the 2016 six-month period reflect the investments in oil and gas properties, totaling $71,010. The funds used by investing activities during the six months ended June 30, 2015 reflect the investments in oil and gas properties, totaling $192,856, partially offset by proceeds of $56,705 from the sale of the Company’s interest in several oil and gas wells and the release of $59,412 of funds held in escrow from the prior sale of our interests in HDC LLC, HL, LLC and the Tambaqui prospect.

Financing activities used $90,079 for the acquisition of treasury shares during the six-months ended June 30, 2016 compared to $0 used during the 2016 period.

Long-Term Liabilities. At June 30, 2016, we had long-term liabilities of $25,538 as compared to $25,262 at December 31, 2015. Long-term liabilities at June 30, 2016 and December 31, 2015 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds generated from operations of wells being brought on line during 2014.

During the six months ended June 30, 2016, the Company invested $71,010 for the development of oil and gas properties, consisting of: (1) preparation and evaluation costs in Colombia of $67,966, and (2) costs on U.S. properties of $3,044. Of the amount invested, the Company capitalized $3,044 to oil and gas properties subject to amortization, and $67,966 to oil and gas properties not subject to amortization

With the termination of our agreement to purchase an equity interest in Tamboran Resources, we presently have no budgeted capital expenditures for the balance of 2016. Capital expenditure plans for 2016 may change should the permitting issues at Serrania be satisfactorily resolved in order to permit drilling during 2016 and based on field conditions and other factors beyond our control or the control of the operators of our prospects and, as such, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

Depending on the timing and ultimate outcome of our strategic alternatives initiative and potential expenditures relating to the Serrania concession, our cash on hand may not be adequate to fully fund our operations during 2016, including our capital expenditure budget. Accordingly, we may require additional capital to fully fund our future drilling budget and operations. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments. We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future acquisitions and development activities.

Outlook; Strategic Alternatives

Continued low oil and natural gas prices during 2015 and into 2016 and lagging production in light of recurring delays in drilling of our Serrania prospect in Colombia have had a significant adverse impact on our business. Our financial statements include a “going concern” qualification reflecting substantial doubt as to our ability to continue as a going concern. While we have no debt and have taken steps to reduce our overhead, we continue to operate at a loss and expect to continue to do so until such time as we can increase production levels and realize substantial improvement in commodity prices. With the continuing permitting issues at Serrania and the lack of clarity as to the ultimate development of the concession, our near term efforts to bolster production and profitability are focused on opportunistic acquisitions of assets or companies in the current depressed market.

Given the uncertainty as to timing and ultimate outcome of our current initiatives in Colombia, management has determined that we should consider strategic alternatives, including seeking a merger partner or acquisition of significant oil and gas assets with a view to maximizing long-term value to our shareholders. To that end, we have retained a business development advisor and an energy investment bank to assist in identifying and financing strategic transactions. While we believe that there are attractive opportunities that will be available to execute one or more strategic transactions that will position us to take advantage of an anticipated future recovery in energy markets, such transactions may be highly dilutive and there can be no assurance that any such strategic transaction can be executed on acceptable terms or at all.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2016.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS

Exhibit

Number	Description

31.1	Certification of CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Date: August 9, 2016
	By:	/s/ John Boylan
John Boylan
CEO and President (Principal executive officer and Principal financial officer)

