Form 10-Q
period 2016-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2016-11-09
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of November 9, 2016, we had 51,277,388 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$872,130	$2,123,520
Escrow receivable	262,016	262,016
Prepaid expenses and other current assets	15,000	38,257

TOTAL CURRENT ASSETS	1,149,146	2,423,793

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	54,864,850	54,840,599
Costs not being amortized	2,947,029	2,879,063
Office equipment	90,004	90,004

Total	57,901,883	57,809,666
Accumulated depletion, depreciation, amortization, and impairment	(54,751,056)	(54,676,723)

PROPERTY AND EQUIPMENT, NET	3,150,827	3,132,943

Other assets	3,167	3,167
TOTAL ASSETS	$4,303,140	$5,559,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,115	$23,195
Accrued expenses	12,385	16,315

TOTAL CURRENT LIABILITIES	19,500	39,510

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	25,676	25,262
TOTAL LIABILITIES	45,176	64,772

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized 52,169,945 shares issued	52,170	52,170
Additional paid-in capital	66,118,687	66,019,681
Treasury shares, at cost; 892,557 and 190,000 shares, respectively	(174,125)	(38,152)
Accumulated deficit	(61,738,768)	(60,538,568)
TOTAL SHAREHOLDERS’ EQUITY	4,257,964	5,495,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,303,140	$5,559,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

OIL AND GAS REVENUE	$121,885	$340,541	$39,738	$124,448

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	60,416	112,300	23,054	52,652
General and administrative expense	1,194,223	1,122,987	362,807	390,411
Impairment of oil and gas properties	—	677,051	—	—
Depreciation and depletion	74,333	427,792	25,069	149,717
Total operating expenses	1,328,972	2,340,130	410,930	592,780

Loss from operations	(1,207,087)	(1,999,589)	(371,192)	(468,332)

OTHER INCOME
Interest income, net	6,887	15,574	849	5,129
Total other income	6,887	15,574	849	5,129

Net loss before taxes	(1,200,200)	(1,984,015)	(370,343)	(463,203)

Income tax expense	—	18,423	—	363

Net loss	$(1,200,200)	$(2,002,438)	$(370,343)	$(463,566)

Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.01)	$(0.01)

Based and diluted weighted average common shares outstanding	51,537,510	52,169,945	51,467,438	52,169,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,200,200)	$(2,002,438)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	74,333	427,792
Accretion of asset retirement obligation	414	1,191
Impairment of oil and gas properties	—	677,051
Stock-based compensation	99,006	68,434
Changes in operating assets and liabilities:
Decrease in insurance receivable	—	8,566,889
Decrease (increase) in prepaid expenses and other current assets	23,257	1,704
Decrease in accounts payable, contingent liabilities and accrued expenses	(20,010)	(558,438)
Decrease in settlement payable	—	(7,000,000)
Decrease in accrued legal costs	—	(1,676,889)

Net cash used in operating activities	(1,023,200)	(1,494,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas development costs	(92,217)	(141,146)
Proceeds from sale of mineral interest	—	56,705
Proceeds from escrow receivables	—	59,412

Net cash used in investing activities	(92,217)	(25,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the acquisition of treasury shares	(135,973)	—

Net cash used in financing activities	(135,973)	—

Decrease in cash	(1,251,390)	(1,519,733)
Cash, beginning of period	2,123,520	4,052,212
Cash, end of period	$872,130	$2,532,479

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$18,423

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company has incurred continuing losses, negative operating cash flow and declining cash balances since 2011, including negative operating cash flow of $1,023,200 for the nine months ended September 30, 2016. These conditions, together with continued low oil and natural gas prices and financial commitments the Company has made relative to its Colombian properties, raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $494,077 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2016. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company. The Company’s only outstanding potentially dilutive securities are options and warrants. Using the treasury stock method, outstanding ‘in-the-money’ options would have increased our diluted weighted average shares outstanding by approximately 55,600 shares for the three and nine months ended September 30, 2016 and by approximately 55,600 shares for the three and nine months ended September 30, 2015; however, due to losses during these periods, these options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from September 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – ESCROW RECEIVABLE

At September 30, 2016 and December 31, 2015, the Company’s consolidated balance sheets reflected the following current escrow receivables relating to various oil and gas properties previously held by the Company:

	September 30, 2016	December 31, 2015

HDC LLC & HL LLC 15% Escrow	$251,125	251,125
HDC LLC & HL LLC 5% Contingency	10,891	10,891
TOTAL	$262,016	$262,016

NOTE 3 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2016, the Company invested $92,217 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $67,966, and (2) costs on U.S. properties of $24,251. Of the amount invested, the Company capitalized $24,251 to oil and gas properties subject to amortization, and $67,966 to oil and gas properties not subject to amortization.

During the nine months ended September 30, 2015, the Company disposed of a portion of its interest in three non-producing domestic prospects for proceeds of $56,705. Proceeds received from disposal of such interests were accounted for as a reduction in capitalized cost of oil and gas properties.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2016 and long lived assets (net of depletion, amortization, and impairments) as of September 30, 2016 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2016	As of September 30, 2016
	Revenues	Long Lived Assets, Net
United States	$121,885	$969,486
Colombia	—	2,181,341
Total	$121,885	$3,150,827

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

A summary of stock option activity and related information for the nine months ended September 30, 2016 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2016	4,432,165	$2.47
Granted	820,000	0.22
Expired/Forfeited	(20,000)	4.10
Exercised	—	—
Outstanding at September 30, 2016	5,232,165	$1.86	$—
Exercisable at September 30, 2016	3,452,165	$3.06	$—

Shares available for issuance under the Plans as of September 30, 2016 totaled 767,835 shares.

Share-Based Compensation Expense

During the three and nine months ended September 30, 2016, the Company recognized $37,805 and $99,006, respectively, of stock compensation expense attributable to the amortization of unrecognized stock-based compensation.

As of September 30, 2016, total unrecognized stock-based compensation expense related to non-vested stock options was $157,804. The unrecognized expense is expected to be recognized over a weighted average period of 1.36 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2016 is 6.6 years and 5.46 years, respectively.

The following table reflects share-based compensation recorded by the Company for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015

Share-based compensation expense included in general and administrative expense	$37,805	$28,676
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

Share-based compensation expense included in general and administrative expense	$99,006	$68,434
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires on May 31, 2017. As of September 30, 2016, the lease agreement requires future payments as follows:

Year	Amount
2016	24,041
2017	40,479
Total	$64,520

For the three and nine months ended September 30, 2016, the total base rental expense was $26,935 and $81,076, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2016, and consequently, recorded no U.S. income tax liability or tax expense for the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2016, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2015. As of, and for the nine months ended, September 30, 2016, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at September 30, 2016:

September 30, 2016
Acquisition costs	$902,863
Development and evaluation costs	2,044,166
Total	$2,947,029

Of the carrying value of unevaluated oil and gas prospects above, $2,181,340 was attributable to properties in the South American country of Colombia and $765,689 was attributable to properties in the United States. We are maintaining our interest in these properties and development has or is anticipated to commence within the next twelve months.

Recent Developments

Drilling and Related Activity

During the nine months ended September 30, 2016, we drilled no wells and, at September 30, 2016, no drilling operations were ongoing.

During the nine months ended September 30, 2016, our capital investment expenditures totaled $92,217 principally relating to the preparation and evaluation of our three concessions in Colombia.

During the nine months ended September 30, 2016, Hupecol, the operator of our Colombian concessions, continued to experience opposition, at the local level, to their efforts to secure necessary permits to commence drilling operations on our Serrania concession. Commencement of drilling operations remains contingent upon receipt of final permits in Colombia. Notwithstanding the federal government’s grant of the concession, local opposition to drilling in the vicinity of the Serrania concession has resulted in repeated delays in issuance of, including the issuance and subsequent rescission of, necessary permits and there is no assurance as to if, and when, necessary permits will be issued or the concession will be drilled and/or developed. While Hupecol continues to pursue discussions with the government regarding issuance of permits or compensation should the necessary permits not be forthcoming, given the continuing permitting issues, we, through Hupecol, are evaluating our rights and options with respect to Serrania and have shelved plans to drill the concession in 2016 and for the foreseeable future. Hupecol is also expected to defer commencement of work on the Los Picachos and Macaya concessions until satisfactory resolution of the permitting issues on the Serrania concession.

In June 2016, a peace accord was announced between the Colombian government and the Revolutionary Armed Forces of Colombia, also known as FARC. The peace accord was ultimately rejected in a popular referendum although both government and FARC representatives have indicated a desire to cease all hostilities and seek to arrive at an acceptable final peace accord. While there is no assurance as to how the peace initiative will, or will not, impact our assets, we are reevaluating our plans regarding our Colombian assets in light of the peace initiatives and the potential of the same to enhance our prospects of arriving at a favorable resolution to the impasse that has prevented the commencement of drilling operations on our Colombian properties.

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

Strategic Alternatives

In May 2016, our board approved the exploration of strategic alternatives, including, among other options, seeking merger and acquisition candidates, asset acquisitions or sales. To facilitate our exploration of strategic alternatives, in June 2016, we engaged an investment banking firm, to assist in making merger and acquisition introductions, negotiating deals, capital sourcing and other supporting services. We subsequently terminated our engagement of the investment banking firm but continue our exploration of strategic alternatives.

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

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased by 68% to $39,738 in the three months ended September 30, 2016 compared to $124,448 in the three months ended September 30, 2015. Oil and gas revenues decreased 64% to $121,885 in the nine months ended September 30, 2016 compared to $340,541 in the nine months ended September 30, 2015. The decrease in revenue was due to a steep decline in average realized oil prices (down 30% for the 2016 nine-month period from the same period in 2015) and average realized natural gas prices (down 34% for the 2016 nine-month period from the same period in 2015) and a 53% decline in crude oil production and a 30% decline in natural gas production.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross producing wells	9	11	9	11
Net producing wells	0.47	0.72	0.47	0.72
Net oil production (bbl)	690	1,654	2,218	4,737
Net gas production (mcf)	4,172	9,939	16,126	23,112
Average sales price – oil (per barrel)	$45.61	$57.76	$38.97	$55.69
Average sales price – natural gas (per mcf)	$1.98	$2.91	$2.20	$3.32

The change in average sales prices realized reflects a steep decline in global commodity prices from 2015 and continuing into 2016. The decline in crude oil production reflects natural decline rates and termination, during 2015, of production on two wells that were no longer economical to produce at current commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2016 First Nine Months
Oil sales	$—	$86,420	$86,420
Gas sales	—	35,465	35,465
2015 First Nine Months
Oil sales	$—	$263,809	$263,809
Gas sales	—	76,732	76,732

Lease Operating Expenses. Lease operating expenses decreased by 56% to $23,054 during the three months ended September 30, 2016 from $52,652 during the three months ended September 30, 2015. During the nine months ended September 30, 2016, lease operating expenses decreased by 46% to $60,416 from $112,300 during the nine months ended September 30, 2015. The decrease in lease operating expenses was attributable to operation of fewer wells during the 2016 periods and receipt of a severance tax abatement on one well during 2016.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter	-2016	$—	$23,054	$23,054
	-2015	$—	$52,652	$52,652

Nine Months	-2016	$—	$60,416	$60,416
	-2015	$—	$112,300	$112,300

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Depreciation and Depletion Expense. Depreciation and depletion expense was $25,069 and $149,717 for the three months ended September 30, 2016 and 2015, respectively, and $74,333 and $427,792 for the nine months ended September 30, 2016 and 2015, respectively. The decrease was due to impairment charges during 2015 and lower production rates.

Impairment of Oil and Gas Properties. During the three months and nine months ended September 30, 2015, we recorded an impairment expense of $0 and $677,051, respectively, associated with the decline in energy prices.

General and Administrative Expenses. General and administrative expense decreased by 7% to $362,807 during the three months ended September 30, 2016 from $390,411 during the three months ended September 30, 2015, and increased by 6% to $1,194,223 during the nine months ended September 30, 2016 from $1,122,987 during the nine months ended September 30, 2015. The increases in general and administrative expense was primarily attributable to an increase in consulting fees and stock-based compensation expense and the reversal, during 2015, of an over accrual of legal fees that resulted in lower legal fees in 2015.

Other Income. Other income consisted of interest earned on cash balances, net of interest expense. Other income totaled $849 and $6,887 of net other income during the three and nine-month periods ended September 30, 2016, respectively, as compared to $5,129 and $15,574 of other income during the three and nine-month periods ended September 30, 2015, respectively. The changes were attributable to lower cash balances.

Income Tax Expense/Benefit. We reported no income tax expense during the three months ended September 30, 2016 compared to income tax expense of $363 during the three months ended September 30, 2015. For the nine months ended September 30, 2016, we reported no income tax expense compared to income tax expense of $18,423 during the nine months ended September 30, 2015.

Financial Condition

Liquidity and Capital Resources. At September 30, 2016, we had a cash balance of $872,130 and working capital of $1,129,646, compared to a cash balance of $2,123,520 and working capital of $2,384,283 at December 31, 2015. The change in cash and working capital during the period was primarily attributable to the operating loss for the first nine months of 2016.

Operating activities used cash of $1,023,200 during the nine months ended September 30, 2016 as compared to $1,494,704 of cash used during the nine months ended September 30, 2015. The change in operating cash flow used was primarily attributable to (1) changes in operating assets and liabilities (reflecting settlement of litigation and insurance claims and associated legal fees, an increase in prepaid expenses and a decrease in payables and accrued expenses) which accounted for a reduction in cash of $666,734 in 2015 versus changes in operating assets and liabilities which accounted for an increase in cash of $3,246 in 2016, partially offset by (2) an increase in cash loss, after elimination of non-cash items, of $198,479, attributable to decreased revenues and increased general and administrative expenses.

Investing activities used $92,217 during the nine months ended September 30, 2016 compared to $25,029 of cash used during the nine months ended September 30, 2015. The funds used by investing activities during the 2016 nine-month period reflect the investments in oil and gas properties, totaling $92,217. The funds used by investing activities during the nine months ended September 30, 2015 reflect the investments in oil and gas properties, totaling $141,146, partially offset by proceeds of $56,705 from the sale of the Company’s interest in several oil and gas wells and the release of $59,412 of funds held in escrow from the prior sale of our interests in HDC LLC, HL, LLC and the Tambaqui prospect.

Financing activities used $135,973 for the acquisition of treasury shares during the nine-months ended September 30, 2016 compared to $0 used during the 2015 period.

Long-Term Liabilities. At September 30, 2016, we had long-term liabilities of $25,676 as compared to $25,262 at December 31, 2015. Long-term liabilities at September 30, 2016 and December 31, 2015 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. We expect that future capital and exploration expenditures will be funded principally through funds on hand and funds provided by capital raising efforts.

During the nine months ended September 30, 2016, we invested $92,217 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $67,966, and (2) costs on U.S. properties of $24,251. Of the amount invested, we capitalized $24,251 to oil and gas properties subject to amortization, and $67,966 to oil and gas properties not subject to amortization.

With the termination of our agreement to purchase an equity interest in Tamboran Resources, we presently have no budgeted capital expenditures for the balance of 2016 or 2017. Capital expenditure plans for 2016 and 2017 may change should we satisfactorily resolve ongoing uncertainty regarding operations in Colombia or in connection with a strategic transaction or based on field conditions and other factors beyond our control or the control of the operators of our prospects and, as such, there can be no assurance as to the timing or the amount of actual capital expenditures.

Depending on the timing and ultimate outcome of our strategic alternatives initiative and potential expenditures relating to our Colombian assets, our cash on hand may not be adequate to fully fund our operations over the upcoming twelve months, including our capital expenditure budget. Accordingly, absent substantial curtailment of operations and initiatives, we will require additional capital to fully fund our future drilling budget and operations. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments. We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future acquisitions, development activities and operations.

Outlook; Strategic Alternatives

Continued low oil and natural gas prices during 2015 and into 2016 and lagging production in light of recurring delays in drilling of our Colombian prospects have had a significant adverse impact on our business. Our financial statements include a “going concern” qualification reflecting substantial doubt as to our ability to continue as a going concern. While we have no debt and have taken steps to reduce our overhead, we continue to operate at a loss and expect to continue to do so until such time as we can increase production levels and realize substantial improvement in commodity prices. With the continuing permitting issues in Colombia and the lack of clarity as to future operations in Colombia, our near term efforts to bolster production and profitability are focused on opportunistic acquisitions of assets or companies in the current depressed market.

Given the uncertainty as to timing and ultimate outcome of our current initiatives in Colombia, management has determined that we should consider strategic alternatives, including seeking a merger partner or acquisition of significant oil and gas assets with a view to maximizing long-term value to our shareholders. To that end, we have retained a business development advisor to assist in identifying and financing strategic transactions, have evaluated a substantial number of potential transactions and have submitted letters of intent with respect to several potential acquisitions but, to date, we have not yet entered into any definitive agreements to acquire assets. While we believe that there are attractive opportunities that will be available to execute one or more strategic transactions that will position us to take advantage of an anticipated future recovery in energy markets, such transactions, or the financing of the same, may be highly dilutive and there can be no assurance that any such strategic transaction can be executed on acceptable terms or at all.

We do not presently have adequate financial resources to support operations at current levels for the upcoming twelve months or to support any meaningful acquisitions or capital calls should development operations resume in Colombia. While we may curtail operations further or seek to divest certain holdings to preserve liquidity, absent dramatic increases in energy prices or other unforeseen events, we anticipate that we will be required to seek additional financing to support our ongoing strategic acquisition initiative and/or a resumption of activities in Colombia. We can provide no assurance that our efforts will be sufficient to reverse the trend of operating losses, to provide adequate financial resources to sustain operations and retention of our assets pending attainment of profitable operations or consummate of a strategic transaction.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the quarter ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2016	—	$—	—
August 1 – August 31, 2016	—	—	—
September 1 – September 30, 2016	221,948	0.21	221,948

Total	221,948	$0.21	221,948	107,443

(1)	All share purchases have been made pursuant to a plan publicly announced on November 13, 2015 to purchase up to 3,000,000 shares of common stock, which plan was extended and reduced to a maximum of 1,000,000 shares in September 2016.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Date: November 9, 2016
	By:	/s/ John Boylan
John Boylan
CEO and President (Principal executive officer and Principal financial officer)

