Form 10-K
period 2016-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2017-03-16
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on the closing sales price of the registrant’s common stock on that date, was approximately $9.0 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 13, 2017 was 51,277,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2017 Annual Meeting are incorporated by reference into Part III of this Report.

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

General

Houston American Energy Corp is an independent oil and gas company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties in the U.S. Permian Basin and Gulf Coast regions, particularly Texas and Louisiana, and in the South American country of Colombia.

We focus on early identification of, and entrance into, existing and emerging resource plays, particularly in the U.S. Permian Basin and Gulf Coast and in Colombia. We do not operate properties but typically seek to partner with, or invest in, larger operators in the development of resources or retain interests, with or without contribution on our part, in prospects identified, packaged and promoted to larger operators. By entering these plays earlier and partnering with, investing in or promoting to, larger operators, we believe we can capture larger resource potential at lower cost and minimize our exposure to drilling risks and costs and ongoing operating costs.

We, along with our partners, actively manage our resources through opportunistic acquisitions and divestitures where reserves can be identified, developed, monetized and financial resources redeployed with the objective of growing reserves, production and shareholder value.

Properties

Our exploration and development projects are focused on existing property interests, and future acquisition of additional property interests, in the Texas Permian Basin, the onshore Texas and Louisiana Gulf Coast region and in the South American country of Colombia.

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

The following table sets forth information relating to our principal properties as of December 31, 2016:

		Average	Gross	Net proved	2016 Net Production
	Net acreage	working interest %	producing wells	reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Oklahoma	4.0	2.4%	1	636.7	4.48	676
Louisiana	74.9	4.9%	7	10,363.3	2,854.71	19,272
Texas	122.5	1.4%	1	4,350.0	73.33	256
Total U.S.	201.4	2.6%	9	15,350.0	2,932.52	20,204
Colombia	49,025.0	12.5%	—	—	—	—
Total	49,226.4	12.5%	9	15,350.0	2,932.52	20,204

In February 2017, we acquired a 25% working interest in two blocks in the Texas Permian Basin covering approximately 717 gross (179 net) acres.

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Permian Basin and Gulf Coast regions of Louisiana and Texas.

Texas Properties

With our 2017 acquisition of Reeves County acreage, we anticipate that our near term focus will be the exploration and development of that acreage and assembly of additional acreage positions in the Texas Permian Basin. The acreage is prospective for horizontal development of the upper and lower Wolfcamp and Bone Spring formations. The operator of the acreage, Founders Oil & Gas, has indicated that an initial well is expected to be drilled commencing on or about the first week of May 2017 targeting the Wolfcamp A shale formation.

Our principal exploration properties in Texas consist of the following:

●	Matagorda County — we hold a 2.71% working interest in the 779 acre Harrison Prospect.

●	Reeves County – we hold a 25% working interest, subject to a proportionate 5% back-in after payout, in two lease blocks covering approximately 717 gross acres.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

●	East Baton Rouge Parish — we hold (i) a 4.557% royalty interest in 2,485 royalty acres, as well as a 3.547% royalty interest in the Crown Paper #01 well, and (ii) a 5% working interest in a 11,000 foot well and 625 net acre lease block.

●	Plaquemines Parish — we hold a 1.8% working interest in the SL 180771 well and 300 gross acre lease block.

●	Vermilion Parish — we hold a 1.5% working interest in a 15,000 foot Discorbis well and 450+ net acre lease block.

●	Iberville Parish — we hold a 3% working interest in a 13,500 foot Cib Haz well and 618 acre lease block.

●	Assumption Parish – we hold a 5% working interest before payout and 4% working interest after payout in a 15,200 foot Rob L well and 238 acre lease block.

●	Jefferson Davis Parish — we hold a 10.9% working interest before payout and a 9.375% working interest after payout in a 7,000 foot Cris H well.

- Colombian Properties:

At December 31, 2016, we held interests in multiple prospects in Colombia covering 392,205 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2016:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—
Total			392,205	—	—

At December 31, 2016, we held interests in three concessions operated by Hupecol Operating Co. in Colombia. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 392,205 acres. Our interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on a field in a concession.

As of December 31, 2016, no wells had been drilled and no production had taken place on any of the fields in our then existing concessions in Colombia.

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

Commencement of drilling of each of our concessions has been delayed on multiple occasions, and continues to be delayed, due to numerous factors of a political nature, including conflicts between federal and local authorities over environmental and permitting issues and lingering security concerns arising from the long-standing conflict between the federal government and the Revolutionary Armed Forces of Colombia, also known as FARC.

In June 2016, a peace accord was announced between the Colombian government and FARC. The peace accord was ultimately rejected in a popular referendum although both government and FARC representatives have indicated a desire to cease all hostilities and seek to arrive at an acceptable final peace accord. While there is no assurance as to how the peace initiative will, or will not, impact our assets, we are reevaluating our plans regarding our Colombian assets in light of the peace initiatives and the potential of the same to enhance our prospects of arriving at a favorable resolution to the impasse that has prevented the commencement of drilling operations on our Colombian properties.

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

During 2016, Hupecol continued to experience opposition, at the local level, to their efforts to secure necessary permits to commence drilling operations on the Serrania block. The federal government, which originally granted the concession, granted necessary permits to commence drilling and subsequently rescinded the permits. Given the ongoing opposition, Hupecol has determined to defer further efforts to commence drilling on the block for the foreseeable future and has commenced discussions with the ANH with a view to arriving at a final definitive settlement either permitting drilling or compensating Hupecol for the block.

Los Picachos and Macaya Prospects

Our Los Picachos and Macaya prospects adjoin our Serrania concession. Hupecol has advised us that they have put on hold plans to begin seismic and other work on the Los Picachos and Macaya concessions until a satisfactory resolution of the ongoing permitting disputes. The ANH has granted extensions of required development commitments, including seismic acquisition, until conditions in the area allow operations.

Drilling Activity

During 2016, we drilled no wells. The following table summarizes the number of wells drilled during 2016, 2015, and 2014, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross		Net
Development wells, completed as:
Productive	—	—	—	—	1		0.1094
Non-productive	—	—	—	—	—		—
Total development wells	—	—	—	—	1		0.1094

Exploratory wells, completed as:
Productive	—	—	—	—	7	(1)	0.6244
Non-productive	—	—	2	0.11375	5		1.2095
Total exploratory wells	—	—	2	0.11375	12		1.8339

(1)	Includes one well successfully completed and subsequently shut-in and one well successfully completed and temporarily abandoned.

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2016, we had no wells in progress or awaiting hook up.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2016, we owned interests in nine gross wells. As of December 31, 2016, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	7	2
Net	0.31	0.16
Colombia
Gross	—	—
Net	—	—
Total
Gross	7	2
Net	0.31	0.16

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Net Production:
Gas (Mcf):
United States	20,204	32,146	12,717
Colombia	—	—	—
Total	20,204	32,146	12,717

Oil (Bbls):
United States	2,933	6,068	3,152
Colombia	—	—	—
Total	2,933	6,068	3,152

Average sales price:
Gas ($ per Mcf)
United States	$2.35	$3.23	$4.80
Colombia	—	—	—
Total	$2.35	$3.23	$4.80

Oil ($ per Bbl)
United States	$40.40	$53.64	$95.95
Colombia	—	—	—
Total	$40.40	$53.64	$95.95

Average production costs ($ per BOE):
United States	$14.15	$8.60	$13.65
Colombia	—	—	—
Total	$14.15	$8.60	$13.65

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2016, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (SEC).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed
United States	8,680	40,020	15,350
Colombia	—	—	—
Total Proved Developed Reserves	8,680	40,020	15,350

Proved Undeveloped
United States	—	—	—
Colombia	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	8,680	40,020	15,350

	Proved Developed	Proved Undeveloped	Total Proved
PV-10 (1)	$164,130	$—	$164,130
Standardized measure (3)	$164,130	$—	$164,130

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2016. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2016. The average prices utilized for purposes of estimating our proved reserves were $40.99 per barrel of oil and $2.60 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Proved Undeveloped Reserves

As of December 31, 2016 and 2015, we had no proved undeveloped reserves.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions), categorized by geographical area, which we held as of December 31, 2016:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	4,478	201.4	—	—
Colombia	—	—	392,205	49,025
Total	4,478	201.4	392,205	49,025

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2016, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2017	—	—
December 31, 2018	—	—
December 31, 2019	—	—
December 31, 2020	—	—
December 31, 2021 and later	392,205	49,025

Total	392,205	49,025

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

Marketing

At December 31, 2016, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2016, we had three full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

Hydraulic Fracturing Regulation

Hydraulic fracturing, or “fracking”, is a common practice used to stimulate production of oil and natural gas from tight formations, including shales. Fracking involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.

Except as applies to federal lands, fracking generally is exempt from regulation under many federal environmental rules and is generally regulated at the state level.

For example, in Texas, the Texas Railroad Commission administers regulations related to oil and gas operations, including regulations pertaining to protection of water resources in connection with those operations. The Texas Legislature adopted new legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process, effective as of September 1, 2011. The Texas Railroad Commission has adopted rules and regulations implementing this legislation that apply to all wells for which the Railroad Commission issues an initial drilling permit after February 1, 2012. This law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (OSHA) for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission.

There has been increasing public controversy regarding fracking with regard to the use of fracking fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause operators to incur substantial compliance costs, and compliance or the consequences of any failure to comply could have a material adverse effect on well operations and economics.

We do not operate wells but contract well operations to third party operators. Operators of our wells may perform fracking operations, or contract third parties to perform such operations, on wells in which we participate. Many newer wells would not be economical without the use of fracking to stimulate production from the well. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

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

Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, beginning in the second half of 2014 and continuing through 2016, declines in demand thought to be associated with slowing economic growth in certain markets coupled with new oil and gas supplies coming on line in recent years has resulted in oil and gas supply exceeding global demand which has, in turn, resulted in a steep decline in prices of oil and natural gas. As a result, our average realized prices for oil and natural gas declined 28% and 24%, respectively from 2015 to 2016. There can be no assurance as to the duration of the current weak price environment, the timing and level of any recovery in prices or the reoccurrence of price weakness in the future.

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

We currently have interests in multiple oil and gas concessions in Colombia and anticipate that operations in Colombia may constitute a substantial element of our strategy going forward.

The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. While each of our past and current oil and gas concessions in Colombia have been granted by the federal government, we have experienced multiple extended delays in obtaining necessary permits to commence drilling operations on our current concessions. The delays in obtaining necessary permits have been attributed to numerous factors beyond our control but not uncommon in Colombia, including strong local opposition to drilling operations based on environmental and other concerns. In the face of such opposition, our operator has shelved any near term drilling on our current concessions and is pursuing discussions with the federal government and local governments to determine if there are any viable options to drill those concessions or if acceptable arrangements can be made to compensate for the inability to drill and develop the concessions. Unless we are able to secure necessary permits or to secure substitute concessions, we may be forced to abandon or suspend our operations in Colombia and record a loss of our entire investment in our current concessions.

Armed conflict between government forces and anti-government insurgent groups and illegal paramilitary groups—both funded by the drug trade—has persisted in Colombia for more than 40 years with insurgents attacking civilians and violent guerilla activity continues in many parts of the country. During 2016, the government and the insurgents announced a peace accord to end hostilities. The peace accord was, however, rejected in a popular referendum. While the parties have expressed a continuing commitment to the peace process, until such process is finalized, any operations we may conduct in Colombia, and any assets we may hold in Colombia, may continue to be subject to risk associated with guerilla activity that may disrupt operations and result in losses from operations and of assets. There can also be no assurance that we can maintain the safety of our operations and personnel in Colombia or that this violence will not affect our operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to us.

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

Our audit report includes a “going concern” paragraph; we will need additional financing to support operations and future capital commitments.

As a result of continuing operating losses, low energy prices and financial commitments, our financial statements include a going concern qualification reflecting substantial doubt as to our ability to continue as a going concern. Our estimated drilling budget for 2017 is $3.4 million, principally relating to the planned drilling of up to two wells on our recently acquired Reeves Count, Texas Permian Basin properties. Our drilling budget can vary substantially based on the timing and results of drilling operations as well as determinations to participate in the drilling and development of new prospects. We do not presently have sufficient financial resources to finance our anticipated share of 2017 drilling costs on our Permian Basin properties and will need to seek additional capital to fund such commitments. We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2017 drilling budget and to support future operations.

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

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we wrote down the carrying value of our oil and natural gas properties during 2016 and 2015 and may be required to further write down the carrying value of oil and gas properties in the future. A write-down would constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

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

Increased regulation, or limitations on the use, of hydraulic fracturing could increase our cost of operations and reduce profitability.

Wells in which we participate in the future may, in some cases, be economically viable only if hydraulic fracturing is utilized to increase flows of oil and natural gas, particularly in shale formations. The use of hydraulic fracturing has been the subject of much scrutiny and debate in recent years with many activists and state and federal legislators and regulators actively pushing for most stringent regulation of such operations or even the ban of such operations.

In the event that state or federal regulation of hydraulic fracturing is increased or hydraulic fracturing is substantially curtailed or prohibited through law or regulation, our cost of drilling and operating wells may increase substantially. In some cases, increased costs associated with increased regulation of hydraulic fracturing, or the prohibition of hydraulic fracturing, may result in wells being uneconomical to drill and operate that would otherwise be economical to drill and operate in the absence of such regulations or prohibitions. Should wells be determined to be uneconomical as a result of increasing regulation of hydraulic fracturing, we may be required to write-down or abandon oil and gas properties that are determined to be uneconomical to drill and develop. Additionally, potential litigation arising from alleged harm resulting from hydraulic fracturing may materially adversely affect our financial results and position regardless of whether we prevail on the merits of such litigation.

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

Our stock is at-risk to delisting from the NYSE Mkt.

Our common stock is presently listed on the NYSE Mkt. During 2016, we received notice from the NYSE Mkt that we were not in compliance with the continued listing standards of the NYSE Mkt. In particular, the NYSE Mkt noted our failure to satisfy the minimum shareholders’ equity requirement of the exchange. Since that time, our common stock has continued to be listed on the NYSE Mkt pursuant to a plan to regain compliance with the NYSE Mkt listing standards. If we should fail to regain compliance with the listing standards or, in the view of the exchange, fail to make adequate progress under the plan to regain compliance, our common stock is subject to delisting from the NYSE Mkt. In the event of delisting, our stockholders may experience decreased liquidity.

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

We may from time to time be a party to lawsuits incidental to our business. As of March 13, 2017, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

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

		High	Low
Calendar Year 2016	Fourth Quarter	$0.25	$0.16
	Third Quarter	0.23	0.18
	Second Quarter	0.30	0.16
	First Quarter	0.22	0.16

Calendar Year 2015	Fourth Quarter	$0.20	$0.16
	Third Quarter	0.23	0.16
	Second Quarter	0.23	0.18
	First Quarter	0.25	0.16

At March 13, 2017, the closing price of the common stock on NYSE MKT was $0.30 per share.

Holders

As of March 13, 2017, there were approximately 877 shareholders of record of our common stock.

Dividends

No dividends were paid during calendar years 2015 or 2016. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,232,165	$2.11	818,835
Equity compensation plans not approved by security holders	—	—	—
	5,232,165	2.11	818,835

(1)	Consists of 51,000 shares reserved for issuance pursuant to outstanding options granted under the Houston American Energy Corp. 2005 Stock Option Plan and 6,000,000 shares reserved for issuance under the Houston American Energy 2008 Equity Incentive Plan.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent energy company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties in the U.S. Permian Basin and Gulf Coast regions and in the South American country of Colombia.

Our mission is to deliver outstanding net asset value per share growth to our investors via attractive oil and gas investments. Our strategy is to focus on early identification of, and entrance into, existing and emerging resource plays, particularly in the U.S. Permian Basin and Gulf Coast and in Colombia. We do not operate wells but typically seek to partner with larger operators in development of resources or retain interests, with or without contribution on our part, in prospects identified, packaged and promoted to larger operators. By entering these plays earlier and partnering with, or promoting to, larger operators, we believe we can capture larger resource potential at lower cost and minimize our exposure to drilling risks and costs and ongoing operating costs.

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

Recent Developments

Commodity Pricing

Steep declines in the price of oil and natural gas during 2015, which persisted with moderate price recovery late in 2016, adversely affected our revenues, profitability and financial position. Average realized prices from sales our oil and natural gas decreased 28% and 24%, respectively, from 2015 to 2016 and were 52% and 58%, respectively, below 2014 levels.

Drilling and Related Activity

With the weakness in oil and natural gas prices we conducted no drilling activities during 2016.

During 2016, our capital investment expenditures in Colombia related to the preparation and evaluation of our three concessions in Colombia totaled $170,812.

During 2016, Hupecol, the operator of our Colombian concessions, continued to experience opposition, at the local level, to their efforts to secure necessary permits to commence drilling operations on our Serrania concession. Commencement of drilling operations remains contingent upon receipt of final permits in Colombia. Notwithstanding the federal government’s grant of the concession, local opposition to drilling in the vicinity of the Serrania concession has resulted in repeated delays in issuance of, including the issuance and subsequent rescission of, necessary permits and there is no assurance as to if, and when, necessary permits will be issued or the concession will be drilled and/or developed. While Hupecol continues to pursue discussions with the government regarding issuance of permits or compensation should the necessary permits not be forthcoming, given the continuing permitting issues, we, through Hupecol, are evaluating our rights and options with respect to Serrania and have shelved plans to drill the concession for the foreseeable future. Hupecol is also expected to defer commencement of work on the Los Picachos and Macaya concessions until satisfactory resolution of the permitting issues on the Serrania concession.

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

Strategic Initiatives – Permian Basin Assets

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

Pursuant to our exploration of strategic alternatives, we evaluated numerous opportunities to acquire direct or indirect interests in oil and gas assets in the U.S. and in international markets.

In January 2017, we executed an agreement to acquire a 25% working interest, subject to a proportionate 5% back-in after prospect payout, in two lease blocks in Reeves County, Texas. In February 2017, we completed the acquisition of a working interest in 717 acres in Reeves County, Texas at a price of $986,000. The acreage lay in the Delaware Basin region of the larger Permian Basin. Founders Oil & Gas, our operator anticipates drilling an initial well on the acreage commencing on or about the first week of May 2017 and drilling a second well before year-end 2017. Our share of drilling cost for the initial well is estimated at $1.7 million. The well is expected to target the Wolfcamp A shale formation.

While our near term operating plans are expected to focus on exploration and development of the Reeves County, Texas acreage, we continue to evaluate opportunities to acquire and participate in attractive oil and gas plans within and outside of the Permian Basin and with various operators, including Founders Oil & Gas

Sale of Convertible Preferred Stock

In order to fund our acquisition of the Reeves County, Texas acreage, in January 2017, we issued 1,200 shares of 12% Series A Convertible Preferred Stock for aggregate gross proceeds of $1.2 million. The Series A Convertible Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

Cost Containment

While our strategic initiatives have entailed increased consulting fees and professional fees during 2016, in late 2016, we reduced our headcount and consulting fees and anticipate a reduction in such costs in 2017.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2016. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2016 and 2015:

	At December 31, 2015	At December 31, 2016
Acquisition costs	$902,864	$141,318
Evaluation costs	1,976,199	2,149,863
Total	$2,879,063	$2,291,181

The carrying value of unevaluated oil and gas prospects includes $2,284,187 and $79,511 expended for properties in South America at December 31, 2016 and 2015, respectively. We are maintaining our interest in these properties.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Oil and Gas Revenues. Total oil and gas revenues decreased 61%, to $165,910 from $429,435 in 2015.

The decrease in revenue was due to natural production declines, with no new wells drilled during 2016 to replace reserves, and a decrease in average sales price.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2016 and 2015:

	2015	2016
Gross producing wells	9	9
Net producing wells	0.47	0.47
Net oil production (Bbls)	6,068	2,933
Net gas production (Mcf)	32,146	20,204
Oil—Average sales price per barrel	$53.64	$40.40
Gas—Average sales price per mcf	$3.23	$2.35

The change in average sales prices realized reflects fluctuations in global commodity prices. Realized prices declined sharply and steadily from fourth quarter of 2014, continuing through 2015 and into 2016 with some price recovery and stabilization during the second half of 2016.

Oil and gas sales revenues for 2016 and 2015 by region were as follows:

	Colombia	U.S.	Total
2016
Oil sales	$—	$118,504	$118,504
Gas sales	$—	$47,406	$47,406
2015
Oil sales	$—	$325,504	$325,504
Gas sales	$—	$103,931	$103,931

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, decreased 34% to $97,203 in 2016 from $148,067 in 2015.

The decrease in total lease operating expenses was attributable to operation of fewer wells during 2016 and receipt of a severance tax abatement on one well during 2016.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2016	$—	$97,203	$97,203
2015	$—	$148,067	$148,067

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line. With the planned drilling of our Permian Basin prospect, assuming a successful well is drilled, lease operating expenses in the U.S. and overall, are expected to increase in 2017.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 60% to $302,782 in 2016 from $756,757 in 2015. The decrease in depreciation and depletion was due to decreased production during 2016 and a lower capital costs being completed as a result of impairment charges in 2015.

Impairment of Oil and Gas Properties. We reported an impairment charge of $584,086 during 2016 and $1,718,088 during 2015. The charge resulted from the effects of steeply lower commodity prices when applying the ceiling test under the full cost method of accounting.

General and Administrative Expenses. General and administrative expense increased by 19% to $1,830,670 in 2016 from $1,541,294 in 2015. The change in general and administrative expense reflects a combination of (1) a $114,445 increase in directors and officers insurance cost attributable to our claims history, (2) a write-off of $262,016 related to the company’s escrow receivable, (3) $47,286 increase in share-based compensation expense attributable to one time option grants in 2016 and (4) costs associated with strategic initiatives undertaken during 2016, which resulted in higher legal fees and consulting fees, among others, which increases were partially offset by a decrease in salaries of $124,490 due to salary reductions.

Other Income (Expense). Other income (expense) consisted of interest earned on cash balances net of other bank fees and currency losses relating to funds held for operations in Colombia. Net other income (expense) totaled $7,206 in 2016 as compared to $(76,570) in 2015. The change was attributable to a currency loss of $97,103 during 2015.

Income Tax Expense. We reported no income tax expense in 2016 as compared to income tax expense of $18,865 in 2015.

Financial Condition

Liquidity and Capital Resources. At December 31, 2016, we had a cash balance of $481,172 and working capital of $423,795 compared to a cash balance of $2,123,520 and working capital of $2,384,283 at December 31, 2015. The decrease in cash and working capital during 2016 was attributable to the operating loss during 2016.

Cash Flows. Operating activities used $1,297,153 during 2016 compared to $1,837,977 of cash used during 2015. The change in cash used in operations was primarily attributable to a large reduction ($552,273) in accounts payable and accrued expenses during 2015.

Investing activities used $209,222 of cash during 2016 compared to $52,565 of cash used during 2015. The change in cash used in investing activities reflects an increase ($40,542) in costs associated with preparation of drilling sites and infrastructure in Colombia and development activities in the U.S. and the receipt during 2015 of proceeds from the sale of mineral interests ($56,705) and from escrow receivables ($59,412).

Financing activities used $135,973 of cash during 2016 compared to $38,152 used during 2015. In 2016 and 2015, financing activities consisted of open market purchases of 702,557 shares and 190,000 shares, respectively, of treasury stock.

Long-Term Liabilities. At December 31, 2016, we had long-term liabilities of $27,444 as compared to $25,262 at December 31, 2015. Long-term liabilities consisted of a reserve for plugging costs.

Capital and Exploration Expenditures. During 2016, we invested $209,222 for the development of oil and gas properties, consisting of (1) preparation and evaluation costs in Colombia of $170,812, and (2) costs on U.S. properties of $38,410. Of the amount invested, we capitalized $31,415 to oil and gas properties subject to amortization, and $177,807 to oil and gas properties not subject to amortization.

Planned Capital and Exploration Spending. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. We expect that future capital and exploration expenditures will be funded principally through funds on hand.

Our estimated capital expenditure budget for 2017 is approximately $4.4 million and relates to the acquisition and planned drilling of two wells on our Reeves County, Texas property. We acquired our interest in the Reeves County acreage in February 2017 for approximately $1.0 million and estimate our share of the cost of wells at $1.7 million each. We also intend to continue to seek out attractive opportunities to acquire additional acreage positions in, and outside of, the Permian Basin. Additionally, we have not budgeted any 2017 expenditures with respect to our Colombian properties. Should a resolution of ongoing permitting and other issues in Colombia be resolved, we may be required to meet certain financing commitments associated with maintaining our ownership interest in those properties. Accordingly, our actual capital expenditures during 2017 may fluctuate substantially from our current budget based on possible acreage acquisitions and drilling of additional wells as well as field conditions and factors beyond our control or the control of the operators of our properties.

Our capital expenditure budget for 2017 includes approximately $1.0 million applicable to the acquisition of the Reeves County property. That amount was paid in February 2017 and was funded by the sale of $1.2 million of 12.0% Series A Convertible Preferred Stock.

Our current financial resources are not sufficient to pay the balance of our planned 2017 capital expenditure budget. Accordingly, we expect to seek additional financing during 2017 to support our capital spending plans. We do not presently have any commitments to provide financing needed to fund our capital spending budget and there can be no assurance that such financing will be available on satisfactory terms or at all. If, for any reason, we are unable to fully fund our drilling commitments and operations, we may be subject to penalties or to the possible loss of some or all of our rights and interests in our Reeves County properties or other prospects with respect to which we fail to satisfy funding commitments.

Outlook

Continued low oil and natural gas prices during 2015 and 2016 and recurring delays in drilling of our Serrania prospect in Colombia had a significant adverse impact on our business. Our financial statements include a “going concern” qualification reflecting substantial doubt as to our ability to continue as a going concern. While we have no debt and have reduced our overhead, we continue to operate at a loss in the current low price environment. We have budgeted $3.4 million for drilling of two wells on our Reeves County, Texas property during 2017 and presently lack the financial resources to satisfy our share of budgeted drilling costs. Given those financial commitments and continuing negative cash flow from operations, we will be required to seek additional financing to support such commitment. Depending upon our ability to secure such financing and the timing and ultimate drilling results on our Reeves County, Texas property, we may be required to seek additional financing to support day-to-day operations or may be required divest certain assets in order to support operations until such point, if ever, as our revenues increase sufficiently, either through price increases or the addition of production, to cover our operating costs and overhead. We can provide no assurance that our efforts will be sufficient to reverse the trend of operating losses or to provide adequate financial resources to support our share of drilling costs associated with the Reeves County, Texas property or to sustain operations and retention of our assets pending attainment of profitable operations.

Contractual Obligations. At December 31, 2016, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2016:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$40,469	$40,469	$—	$—	$—
Total	$40,469	$40,469	$—	$—	$—

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who also serves as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, who also serves as principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2016. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2016, and their ages and positions as of that date, are as follows:

Name	Age	Position
John P. Boylan	50	President, Chief Executive Officer and Chairman

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Certificate of Designations of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	4.1

10.1	Form of Securities Purchase Agreement, dated January 31, 2017, relating to the sale of shares of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	10.1

10.2	Participation Agreement, dated January 4, 2017, with Founders Oil and Gas III, LLC	8-K	01/05/17	10.1

10.3	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of GBH CPAs, PC				X

23.2	Consent of Lonquist & Co., LLC				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC				X

* Compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 16, 2017
	By:	/s/ John P. Boylan
John P. Boylan
President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Boylan	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)	March 16, 2017
John P. Boylan

/s/ O. Lee Tawes, III	Director	March 16, 2017
O. Lee Tawes, III

/s/ Stephen Hartzell	Director	March 16, 2017
Stephen Hartzell

/s/ Roy Jageman	Director	March 16, 2017
Roy Jageman

/s/ Keith Grimes	Director	March 16, 2017
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Houston American Energy Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houston American Energy Corp. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 16, 2017

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$481,172	$2,123,520
Escrow receivable	—	262,016
Prepaid expenses and other current assets	3,750	38,257
TOTAL CURRENT ASSETS	484,922	2,423,793

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	55,639,333	54,840,599
Costs not being amortized	2,291,181	2,879,063
Office equipment	90,004	90,004
Total	58,020,518	57,809,666
Accumulated depletion, depreciation, amortization, and impairment	(55,563,591)	(54,676,723)
PROPERTY AND EQUIPMENT, NET	2,456,927	3,132,943

Other assets	3,167	3,167
TOTAL ASSETS	$2,945,016	$5,559,903
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$50,122	$23,195
Accrued expenses	11,005	16,315
TOTAL CURRENT LIABILITIES	61,127	39,510
LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	27,444	25,262
TOTAL LIABILITIES	88,571	64,772

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized 52,169,945 shares issued	52,170	52,170
Additional paid-in capital	66,158,593	66,019,681
Treasury shares, at cost; 892,557 and 190,000 shares, respectively	(174,125)	(38,152)
Accumulated deficit	(63,180,193)	(60,538,568)
TOTAL SHAREHOLDERS’ EQUITY	2,856,445	5,495,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,945,016	$5,559,903

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

OIL AND GAS REVENUE	$165,910	$429,435

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	97,203	148,067
Depreciation and depletion	302,782	756,757
Impairment of oil and gas properties	584,086	1,718,088
General and administrative expense	1,830,670	1,541,294

Total operating expenses	2,814,741	4,164,206

Loss from operations	(2,648,831)	(3,734,771)

OTHER INCOME (EXPENSE)
Interest income	7,206	20,533
Currency valuation loss	—	(97,103)

Total other income (expense)	7,206	(392,654)

Loss before taxes	(2,641,625)	(3,811,341)

Income tax expense (benefit)	—	18,865
Net loss	$(2,641,625)	$(3,830,206)
Basic and diluted net loss per common share outstanding	$(0.05)	$(0.07)
Basic and diluted weighted average number of common shares outstanding	51,472,124	52,159,726

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

			Additional			Retained
	Common Stock		Paid-in	Treasury Stock		Earnings
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total

Balance at December 31, 2014	52,169,945	$52,170	$65,928,056	—	$—	$(56,708,362)	$9,271,864
Stock-based compensation	—	—	91,625	—	—	—	91,625
Acquisition of treasury stock	—	—	—	190,000	(38,152)	—	(38,152)
Net loss	—	—	—	—	—	(3,830,206)	(3,830,206)
Balance at December 31, 2015	52,169,945	52,170	66,019,681	190,000	(38,152)	(60,538,568)	5,495,131

Stock-based compensation	—	—	138,912	—	—	—	138,912
Acquisition of treasury shares	—	—	—	702,557	(135,973)	—	(135,973)
Net loss	—	—	—	—	—	(2,641,625)	(2,641,625)
Balance at December 31, 2016	52,169,945	$52,170	$66,158,593	892,557	$(174,125)	$(63,180,193)	$2,856,445

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,641,625)	$(3,830,206)

Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and depletion	302,782	756,757
Impairment of oil and gas properties	584,086	1,718,088
Stock-based compensation	138,912	91,625
Accretion of asset retirement obligation	552	1,329
Bad debt expense	262,016	—
Change in operating assets and liabilities:
Increase (decrease) in insurance receivable	—	8,612,681
Decrease in prepaid expense and other current assets	34,507	86,703
Decrease in accounts payable and accrued expenses	21,617	(552,273)
Increase (decrease) in settlement payable	—	(7,000,000)
Increase (decrease) in accrued legal fees	—	(1,722,681)
Net cash used in operations	(1,297,153)	(1,837,977)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for acquisition and development of oil and gas properties and assets	(209,222)	(168,680)
Proceeds from sale of mineral interest	—	56,705
Proceeds from escrow receivable, net	—	59,412
Net cash used in investing activities	(209,222)	(52,563)

CASH FLOW FROM FINANCING ACTIVITIES
Payment for acquisition of treasury shares	(135,973)	(38,512)
Net cash used in financing activities	(135,973)	(38,512)

INCREASE (DECREASE) IN CASH	(1,642,348)	(1,928,692)
Cash, beginning of year	2,123,520	4,052,212
Cash, end of year	$481,172	$2,123,520

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$18,865

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Net change in estimate of asset retirement obligation	$1,630	$4,214

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Houston American Energy Corp. (a Delaware Corporation) (“the Company” or “HUSA”) was incorporated on April 2, 2001. The Company is engaged, as a non-operating joint owner, in the exploration, development, and production of natural gas, crude oil, and condensate from properties located principally in the Texas Permian Basin and Gulf Coast areas of the United States and international locations with proven production, which to date has focused on Colombia, South America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company has incurred continuing losses, negative operating cash flow and declining cash balances since 2011, including negative operating cash flow of $1,297,153 for the year ended December 31, 2016. These conditions, together with continued low oil and natural gas prices and financial commitments the Company has made relative to its Permian Basin and Colombian properties, raise substantial doubt as to the Company’s ability to continue as a going concern for the next twelve months following the filing date of these financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these concerns, the Company may seek additional financing or may consider divestiture of certain assets. There can be no assurance that the Company will be successful in its efforts.

Consolidation

The accompanying consolidated financial statements include all accounts of HUSA and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc. and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of approximately $158,000 in excess of the FDIC’s current insured limit of $250,000 at December 31, 2016 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary. In evaluating the need for an allowance, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made. As of December 31, 2016, the Company evaluated their receivables and determined an allowance of $262,016 related to its escrow receivable was necessary.

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil, and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less of the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceeds the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2016 or 2015.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $301,786 and $754,892 for the years ended December 31, 2016 and 2015, respectively and accumulated amortization, depreciation and impairment was $55,473,698 and $54,587,826 at December 31, 2016 and 2015, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2016 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2016 and 2015, the Company impaired oil and gas properties in the amount of $584,086 and $1,718,088, respectively.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $996 and $1,865 for 2016 and 2015, respectively, and accumulated depreciation was $89,893 and $88,897 at December 31, 2016 and 2015, respectively.

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. No shares of preferred stock had been issued as of December 31, 2016.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the years ended December 31, 2016 and 2015, outstanding options to purchase 5,232,165 shares of common stock and 4,432,165 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Concentration of Risk

As a non-operator oil and gas exploration and production company, and through its interest in a limited liability company (“Hupecol”) and concessions operated by Hupecol in the South American country of Colombia, the Company is dependent on the personnel, management and resources of the operators of its various properties to operate efficiently and effectively.

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

At December 31, 2016, 89% of the Company’s net oil and gas property investment, and 0% of its revenue for the year ended December 31, 2016, was with or derived from interests operated in Colombia.

For 2016, our oil production from the Company’s mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2016 and 2015, respectively.

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2016 through the date the consolidated financial statements were issued.

Recent Accounting Developments

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2—ESCROW RECEIVABLE

At December 31, 2016 and December 31, 2015, the Company’s balance sheet reflected the following escrow receivables relating to various oil and gas properties previously sold by the Company:

	December 31, 2016	December 31, 2015

HDC LLC and HL LLC 15% Escrow	$—	$251,125
HDC LLC and HL LLC 5% Contingency	—	10,891
Total	$—	$262,016

During 2016, the Company evaluated its outstanding escrow receivable and determined that an allowance for accounts receivable of $262,016 was necessary.

NOTE 3—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2016 included the following:

	United States	South America	Total

Evaluated properties being amortized	$6,184,631	$49,454,702	$55,639,333
Accumulated depreciation, depletion, amortization and impairment	(6,018,996)	(49,454,702)	(55,473,698)
Net capitalized costs	$165,635	$—	$165,635

Evaluated oil and gas properties subject to amortization at December 31, 2015 included the following:

	United States	South America	Total

Evaluated properties being amortized	$5,385,898	$49,454,702	$54,840,600
Accumulated depreciation, depletion, amortization and impairment	(5,133,124)	(49,454,702)	(54,587,826)
Net capitalized costs	$252,774	$—	$252,774

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2016 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$141,318	$141,318
Geological, geophysical, screening and evaluation costs	6,994	2,142,869	2,149,863
Total	$6,994	$2,284,187	$2,291,181

Unevaluated oil and gas properties not subject to amortization at December 31, 2015 included the following:

	United States	South America	Total

Leasehold acquisition costs	$761,545	$141,319	$902,864
Geological, geophysical, screening and evaluation costs	4,143	1,972,056	1,976,199
Total	$765,688	$2,133,375	$2,876,199

NOTE 4—Asset Retirement Obligations

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2016 and 2015.

	2016	2015

ARO liability at January 1	$25,262	$28,147
Accretion expense	552	1,329
Changes in estimates	1,630	(4,214)

ARO liability at December 31	$27,444	$25,262

NOTE 5—STOCK-BASED COMPENSATION

On August 12, 2005, the Company’s Board of Directors adopted the Houston American Energy Corp. 2005 Stock Option Plan (the “2005 Plan”). The terms of the 2005 Plan allow for the issuance of up to 500,000 options to purchase 500,000 shares of the Company’s common stock.

In 2008, the Company’s Board of Directors adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan” and, together with the 2005 Plan, the “Plans”). The terms of the 2008 Plan, as amended in 2012 and 2013, allow for the issuance of up to 6,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

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

Option activity during 2016 and 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,392,832	$3.21
Granted	1,108,333	$0.21
Exercised	—	$—
Forfeited	(69,000)	$2.55

Outstanding at December 31, 2015	4,432,165	$2.47
Granted	820,000	$0.22
Exercised	—	$—
Forfeited	(20,000)	$4.10

Outstanding at December 31, 2016	5,232,165	$2.11	6.35	$—

During 2016 and 2015, the Company recognized $138,912 and $91,625, respectively, of stock-based compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2016, non-vested options totaled 1,310,000 and total unrecognized stock-based compensation expense related to non-vested stock options was $120,687. The unrecognized expense is expected to be recognized over a weighted average period of 1.23 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2016 is 6.35 years and 5.50 years, respectively.

As of December 31, 2016, there were 767,835 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for 2016 and 2015:

	2016	2015

Share-based compensation expense included in general and administrative expense	$138,911	$91,625
Earnings per share effect of share-based compensation expense	$(0.00)	$(0.00)

Treasury Stock

We account for repurchases of common stock using the cost method with common stock in treasury classified in the consolidated balance sheets as a reduction of shareholders’ equity. During the years ending December 31, 2016 and 2015, the Company acquired 702,557 and 190,000 shares of common stock, respectively, for $135,973 and $38,152, respectively.

NOTE 6—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ending December 31, 2016 and 2015.

	2016	2015

Income (loss) before income taxes	$(2,641,625)	$(3,811,341)

Income tax expense (benefit) computed at statutory rates	$(924,569)	$(1,333,969)
Permanent differences, nondeductible expenses	514	501
Increase (decrease) in valuation allowance	874,987	635,888
Return to accrual items	—	(764)
Other adjustment	49,068	717,209
NOL adjustment	—	—
Tax provision	$—	$18,865

Total provision
Foreign	$—	$18,865
Total provision (benefit)	$—	$18,865

At December 31, 2016 the Company has a federal tax loss carry forward of $48,205,895 and a foreign tax credit carry forward of $505,745, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2016 and 2015 are set out below.

	2016	2015
Non-Current Deferred tax assets:
Net operating loss carry forward	$16,872,064	$16,255,870
Foreign tax credit carry forward	505,745	505,745
Deferred state tax	23,277	23,277
Stock compensation	3,090,907	3,091,356
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(454,590)	(713,832)
Other	(327,600)	(327,600)
Colombia future tax obligations	—	—
Total Non-Current Deferred tax assets	19,709,803	18,834,816
Valuation Allowance	(19,709,803)	(18,834,816)
Net deferred tax asset	$—	$—

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol. Colombia’s current income tax rate is 25%. During 2016 and 2015, we recorded foreign tax expense of $0 and $18,865, respectively.

NOTE 7—RELATED PARTIES

In conjunction with the Company’s efforts to secure oil and gas prospects, financing and services, in lieu of salary or other forms of compensation, during 2005, the Company granted to John F. Terwilliger, a principal shareholder and then Chief Executive Officer, and Orrie L. Tawes, a principal shareholder and Director, overriding royalty interests (ORRI) in select mineral properties of the Company, including all current and future properties in Colombia in which Messrs. Terwilliger and Tawes each hold a 1.5% ORRI. During 2016 and 2015, Mr. Terwilliger received royalty payments relating to those properties totaling $0 and $919, respectively, and Mr. Tawes received royalty payments relating to those properties totaling $0 and $919, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires May 31, 2017. The lease agreement requires future payments as follows:

Year	Amount

2017	$40,479

Total	$40,479

Total rental expense was $107,620 and $95,711 in 2016 and 2015, respectively. The Company does not have any capital leases or other operating lease commitments.

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

During 2016, no grants were made under the plan.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out. The obligation associated with the plan totaled $0 at December 31, 2016.

NOTE 9—SUBSEQUENT EVENTS

In January 2017, we executed an agreement to acquire a 25% working interest, subject to a proportionate 5% back-in after prospect payout, in two lease blocks in Reeves County, Texas. In February 2017, we completed the acquisition of a working interest in 717 acres in Reeves County, Texas at a price of $986,000. The acreage lay in the Delaware Basin region of the larger Permian Basin. Founders Oil & Gas, our operator anticipates drilling an initial well on the acreage commencing on or about the first week of May 2017 and drilling a second well before year-end 2017. Our share of drilling cost for the initial well is estimated at $1.7 million. The well is expected to target the Wolfcamp A shale formation.

In order to fund our acquisition of the Reeves County, Texas acreage, in January 2017, we issued 1,200 shares of 12% Series A Convertible Preferred Stock for aggregate gross proceeds of $1.2 million. The Series A Convertible Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

NOTE 10—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2016 and 2015 and long-lived assets as of December 31, 2016 and 2015 attributable to each geographical area are presented below:

	2016		2015
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$165,910	$260,110	$429,435	$1,019,569
South America	—	2,284,187	—	2,113,374
Total	$165,910	$2,544,297	$429,435	$3,132,943

NOTE 11—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2016	2015

Revenues
North America	$165,910	$429,435
South America	—	—
	$165,910	$429,435

Production Cost
North America	$97,203	$148,067
South America	—	—
	$97,203	$148,067

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2016, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$6,994	$2,284,187	$2,291,181
Proved properties being amortized	6,184,631	49,454,702	55,639,333
Accumulated depreciation, depletion, amortization and impairment	(6,018,996)	(49,454,702)	(55,473,698)

Net capitalized costs	$172,629	$2,284,187	$2,456,816

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $48.57 for the United States and $0 for South America for the year ended December 31, 2016.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2016 and 2015 are summarized below:

	2016
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	6,994	—
Exploration costs	31,415	170,812
Development costs	—	—

Total costs incurred	$38,409	$170,812

	2015
	United States	South America
Property acquisition costs:
Proved	$16,669	$—
Unproved	—	—
Exploration costs	72,500	79,511
Development costs	—	—

Total costs incurred	$89,169	$79,511

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2014	72,710	34,130	—	—	72,710	34,130

Revisions of prior estimates	17,136	(19,212)	—	—	17,136	(19,212)
Production	(32,146)	(6,068)	—	—	(32,146)	(6,068)

Balance December 31, 2015	57,700	8,850	—	—	57,700	8,850

Revisions to prior estimates	2,524	2,763	—	—	2,524	2,763
Production	(20,204)	(2,933)	—	—	(20,204)	(2,933)

Balance December 31, 2016	40,020	8,680	—	—	40,020	8,680

Proved developed reserves
at December 31, 2015	57,700	8,850	—	—	57,700	8,850
at December 31, 2016	40,020	8,680	—	—	40,020	8,680

Proved undeveloped reserves
at December 31, 2015	—	—	—	—	—	—
at December 31, 2016	—	—	—	—	—	—

As of December 31, 2016 and December 31, 2015, the Company had no proved undeveloped (“PUD”) reserves. No PUD reserves were converted to proved developed producing reserves in 2016 or 2015.

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

Standardized measure of discounted future net cash flows at December 31, 2016:

	United States	South America	Total
Future cash flows from sales of oil and gas	$460,760	$—	$460,760
Future production cost	(264,730)	—	(264,730)
Future net cash flows	196,030	—	196,030

10% annual discount for timing of cash flow	(31,900)	—	(31,900)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$164,130	$—	$164,130

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(68,707)	—	(68,707)
Change due to revisions in standardized variables:
Accretion of discount	25,438	—	25,438
Net change in sales and transfer price, net of production costs	(147,362)	—	(147,362)
Revision and others	(43,109)	—	(43,109)
Changes in production rates and other	143,490	—	143,490

Net	(90,250)	—	(90,250)
Beginning of year	254,380	—	254,380

End of year	$164,130	$—	$164,130

Standardized measure of discounted future net cash flows at December 31, 2015:

	United States	South America	Total
Future cash flows from sales of oil and gas	$611,520	$—	$611,520
Future production cost	(308,020)	—	(308,020)
Future net cash flows	303,500	—	303,500

10% annual discount for timing of cash flow	(49,120)	—	(49,120)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$254,380	$—	$254,380

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	(281,368)	—	(285,582)
Change due to revisions in standardized variables:
Accretion of discount	183,828	—	183,828
Net change in sales and transfer price, net of production costs	(405,129)	—	(405,129)
Revision and others	(176,014)	—	(176,014)
Changes in production rates and other	(617,498)	—	(613,285)

Net	(1,296,181)	—	(1,296,181)
Beginning of year	1,550,561	—	1,550,561

End of year	$254,380	$—	$254,380

NOTE 12—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2016
Operating revenue	$48,260	$33,887	$39,738	$44,025
Loss from operations	(343,411)	(492,202)	(371,192)	(1,442,026)
Net loss	(339,451)	(490,406)	(370,343)	(1,441,425)

Loss per common share – basic	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Loss per common share – diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

2015
Operating revenue	$101,971	$114,122	$124,448	$88,894
Loss from operations	(1,191,769)	(339,488)	(468,332)	(1,735,182)
Net loss	(1,187,064)	(351,808)	(463,566)	(1,827,768)

Loss per common share – basic	$(0.02)	$(0.01)	$(0.01)	$(0.04)
Loss per common share – diluted	$(0.02)	$(0.01)	$(0.01)	$(0.04)

