Form 10-Q
period 2017-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2017-05-12
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]
Smaller reporting company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 12, 2017, we had 51,277,388 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$321,249	$481,172
Prepaid expenses and other current assets	37,500	3,750

TOTAL CURRENT ASSETS	358,749	484,922

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	55,638,225	55,639,333
Costs not being amortized	3,290,274	2,291,181
Office equipment	90,004	90,004

Total	59,018,503	58,020,518
Accumulated depletion, depreciation, amortization, and impairment	(55,581,287)	(55,563,591)

PROPERTY AND EQUIPMENT, NET	3,437,216	2,456,927

Other assets	3,167	3,167

TOTAL ASSETS	$3,799,132	$2,945,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$103,325	$50,122
Accrued expenses	43,805	11,005

TOTAL CURRENT LIABILITIES	147,130	61,127

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	28,002	27,444

TOTAL LIABILITIES	175,132	88,571

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized 1,200 and 0 shares issued and outstanding	1	—
Common stock, par value $0.001; 150,000,000 shares authorized 51,277,388 and 52,169,945 shares issued and outstanding	51,277	52,170
Additional paid-in capital	67,255,314	66,158,593
Treasury shares, at cost; 0 and 892,557 shares, respectively	—	(174,125)
Accumulated deficit	(63,682,592)	(63,180,193)

TOTAL SHAREHOLDERS’ EQUITY	3,624,000	2,856,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,799,132	$2,945,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016

OIL AND GAS REVENUE	$57,633	$48,260

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	23,154	10,388
General and administrative expense	519,297	356,270
Depreciation and depletion	17,696	25,013
Total operating expenses	560,147	391,671

Loss from operations	(502,514)	(343,411)

OTHER INCOME
Interest income	115	3,960
Total other income	115	3,960

Net loss before taxes	(502,399)	(339,451)

Income tax expense	—	—

Net loss	$(502,399)	$(339,451)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Based and diluted weighted average number of common shares outstanding	51,277,388	51,646,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(502,399)	$(339,451)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	17,696	25,013
Stock-based compensation	69,954	22,868
Accretion of asset retirement obligation	558	138
Changes in operating assets and liabilities:
Increase/(decrease) in prepaid expenses and other current assets	(33,750)	725
Increase/(decrease) in accounts payable and accrued expenses	86,003	(4,338)

Net cash used in operating activities	(361,938)	(295,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(997,985)	(40,603)

Net cash used in investing activities	(997,985)	(40,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Series A Preferred Stock	1,200,000	—
Payments for the acquisition of treasury shares	—	(90,079)

Net cash provided by (used in) financing activities	1,200,000	(90,079)

Decrease in cash	(159,923)	(425,727)
Cash, beginning of period	481,172	2,123,520
Cash, end of period	$321,249	$1,697,793

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$226

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of treasury shares	$174,125	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company has incurred continuing losses, negative operating cash flow and declining cash balances since 2011, including negative operating cash flows of $361,938 for the three months ended March 31, 2017. These conditions, together with continued low oil and natural gas prices and financial commitments the Company has made relative to its Reeves County, Texas and Colombian properties, raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these concerns, the Company raised $1,200,000 of capital from the sale of Series A Preferred Stock during the quarter ended March 31, 2017 and, subsequent to March 31, 2017, raised $909,600 from the sale of Series B Preferred Stock and Warrants and may seek additional financing or may consider divestiture of certain assets. There can be no assurance that the Company will be successful in its efforts.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $45,765 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2017. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company. The Company’s only outstanding potentially dilutive securities are stock options. For the three months ended March 31, 2017 and 2016, using the treasury stock method, there were no outstanding ‘in-the-money’ options that would have increased our diluted weighted average shares outstanding and, due to losses during these periods, all outstanding options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from March 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2017, the Company invested $997,985, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $986,937, net, principally attributable to acreage acquired in Reeves County, Texas, and (2) preparation and evaluation costs in Colombia of $11,048. Of the amount invested, the Company capitalized $999,093 to oil and gas properties not subject to amortization and reduced oil and gas properties subject to amortization by $1,108.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2017 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2017 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2017	As of March 31, 2017
	Revenues	Long Lived Assets, Net
United States	$57,633	$1,141,981
Colombia	—	2,295,235
Total	$57,633	$3,437,216

NOTE 3 – STOCK-BASED COMPENSATION EXPENSE

In 2008, the Company’s Board of Directors adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan”). The terms of the 2008 Plan, as amended in 2012 and 2013, allow for the issuance of up to 6,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

In March 2017, the Company’s Board of Directors adopted, subject to shareholder approval, the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan” and, together with the 2008 Plan, the “Plans”). The terms of the 2017 Plan, allow for the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

The Company periodically grants options to employees, directors and consultants under the Plans and is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

In March 2017, options to purchase an aggregate of 1,200,000 shares were granted to an executive officer, a non-executive officer and an advisor to the Company. All of the options have a ten-year life and are exercisable at $0.30 per share, the fair market value on date of grant. The executive officer’s option grant vests 1/3 on each of the first three anniversaries of the grant date; subject to vesting in full on December 31, 2017 if the Company’s common stock continues to be listed on the NYSE MKT (or another national securities exchange) on that date. The non-executive officer’s option grant vests 25% on June 12, 2017 and 25% on each of the first three anniversaries of the grant date. The advisor option grant vested on the grant date. The options were valued on the date of grant at $234,947 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.19%; (2) expected life in years of 5.50; (3) expected stock volatility of 109.16%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life. See Note 7 – Subsequent Events.

A summary of stock option activity and related information for the three months ended March 31, 2017 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,232,165	$2.11
Granted	1,200,000	0.30
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	6,432,165	$1.77	$104,033
Exercisable at March 31, 2017	4,082,165	$2,64	$41,573

During the three months ended March 31, 2017, the Company recognized $69,954 of stock compensation expense attributable to the amortization of unrecognized stock-based compensation. As of March 31, 2017, total unrecognized stock-based compensation expense related to non-vested stock options was $285,328. The unrecognized expense is expected to be recognized over a weighted average period of 1.79 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2017 is 6.82 years and 5.44 years, respectively.

Shares available for issuance under the 2008 Plan as of March 31, 2017 totaled 167,835. Shares available for issuance under the 2017 Plan, as of March 31, 2017 and subject to shareholder approval of the 2017 Plan, totaled 4,400,000.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Share-based compensation expense included in general and administrative expense	$69,954	$22,868
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 4 – CAPITAL STOCK

Treasury Stock

In March 2017, the Company’s board of directors approved the cancellation of all shares of common stock held in treasury. As a result, 892,557 shares of common stock were cancelled and $174,125 previously classified on the balance sheet as treasury stock was reclassified as a reduction in additional paid-in capital.

12.0% Series A Convertible Preferred Stock

In January 2017, the Company issued 1,200 shares of 12% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $1.2 million. The Series A Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that was schedule to expire May 31, 2017. In March 2017, the Company entered into a new lease extending the term of its office lease until October 31, 2022. As of March 31, 2017, the lease agreement requires future payments as follows:

Year	Amount
2017	$89,449
2018	125,978
2019	128,348
2020	130,717
2021	133,087
2022	112,551
Total	$720,130

For the three months ended March 31, the total base rental expense was $31,748 in 2017 and $25,429 in 2016. The Company does not have any capital leases or other operating lease commitments.

Employment Commitments

In March 2017, the Company’s compensation committee approved revised compensation arrangements for John P. Boylan, Chairman, Chief Executive Officer and President of the Company. The principal terms of Mr. Boylan’s compensation, as so revised, include (i) an annual base salary of $250,000, effective January 1, 2017, with $10,000 per month being payable on a current basis, and full salary and accrued unpaid salary being payable at such time as the compensation committee determines that the Company has sufficient financial capability to pay such amounts; (ii) annual bonuses as determined by the compensation committee; (iii) grant, pursuant to the Company’s Production Incentive Compensation Plan, of a 1% interest in the Company revenues from all wells drilled on the Company’s Reeves County, Texas acreage; and (iv) grant of a stock option to purchase 500,000 shares of common stock.

In March 2017, the Company hired a non-executive officer at a base salary of $5,000 per month, increasing to $15,000 per month beginning May 1, 2017, with periodic raises and bonuses as determined by the compensation committee. Additionally, the Company granted a stock option to the non-executive officer to purchase 600,000 shares of common stock. See Note 7 – Subsequent Events.

NOTE 6 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2017, and consequently, recorded no U.S. income tax liability or tax expense for the three months ended March 31, 2017.

During the three months ended March 31, 2017, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

NOTE 7 – SUBSEQUENT EVENTS

Unit Offering

In May 2017, the Company received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Warrant”).

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

The Warrants are exercisable, for a period of 9 months to purchase an aggregate of 3,001,680 shares of common stock at $0.43 per share.

Termination of Employee and Options

In May 2017, the Company terminated the employment of the non-executive officer hired in March 2017. See Note 5 – Commitments and Contingencies – Employment Commitments. As a result of such termination, the option grants to the non-executive officer expired unvested and unexercised. See Note 3 – Stock-Based Compensation Expense – Stock Option Activity.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2017, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2016.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2016. As of, and for the three months ended, March 31, 2017, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2017:

March 31, 2017
Acquisition costs	$1,136,358
Development and evaluation costs	2,153,916
Total	$3,290,274

Of the carrying value of unevaluated oil and gas prospects above, $2,295,235 was attributable to properties in the South American country of Colombia and $995,039 was attributable to properties in the United States. We are maintaining our interest in these properties.

Recent Developments

Drilling Activity

During the quarter ended March 31, 2017, we drilled no wells. At March 31, 2017, no drilling operations were ongoing.

During the quarter ended March 31, 2017, our capital investment expenditures totaled $997,985, principally relating to our acquisition, for $986,000, of a 25% working interest (subject to a proportionate 5% back-in after payout) in two lease blocks covering approximately 717.25 acres in Reeves County, Texas. We subsequently entered into a pooling arrangement with respect to one block effectively adding to our gross acreage position and reducing our working interest.

An initial horizontal well on our Reeves County acreage was spud during the first week of May 2017. The well targets the Wolfcamp A shale formation. Drilling of a second horizontal well, on the second Reeves County lease, is expected to commence shortly after completion of drilling of the first well. Our share of drilling costs on the first well are estimated at $0.7 million.

In Colombia, our operator has advised that they are continuing to carry on discussions with federal and local officials in order to overcome opposition to their efforts to secure necessary permits to commence drilling operations on our Serrania concession. Until a satisfactory resolution is reached allowing the issuance of necessary permits, substituting equivalent prospects or otherwise compensating for the value of, and investments in, our Serrania concession, our operator has advised that they are deferring further efforts to commence drilling on the Serrania concession.

Our operator has also deferred commencement of work on the Los Picachos and Macaya concessions until satisfactory resolution of the permitting issues on the Serrania concession.

Capital Stock

In January 2017, we issued 1,200 shares of 12% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $1.2 million.

The Series A Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. Proceeds from the issuance of the Series A Preferred Stock were used to acquire our interest in oil and gas properties in Reeves County, Texas and the balance, after offering expenses, was added to working capital.

Subsequent to quarter end, in May 2017, we received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Warrant”). Proceeds from the sale of Units are expected to be used to fund our share of drilling costs on a first well on our Reeves County, Texas acreage, estimated at $0.7 million, with proceeds in excess of such costs, after offering costs, to be added to working capital.

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

The Warrants are exercisable, for a period of 9 months to purchase an aggregate of 3,001,680 shares of common stock at $0.43 per share.

Employment Arrangements

During the quarter ended March 31, 2017, our compensation committee approved revised employment terms of John Boylan, our Chairman, CEO and President, and we hired a Vice President – Business Development to assist in implementation of our growth plan.

The principal terms of Mr. Boylan’s compensation, as revised during the quarter, include (i) an annual base salary of $250,000, effective January 1, 2017, with $10,000 per month being payable on a current basis, and full salary and accrued unpaid salary being payable at such time as the compensation committee determines that the Company has sufficient financial capability to pay such amounts; (ii) annual bonuses as determined by the compensation committee; (iii) grant, pursuant to our Production Incentive Compensation Plan, of a 1% interest in our revenues from all wells drilled on our Reeves County, Texas acreage; and (iv) grant of a stock option to purchase 500,000 shares of common stock.

Subsequent to quarter end, in May 2017, we terminated our newly hired Vice President – Business Development and options granted pursuant to the terms of employment expired unvested and unexercised.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 19% to $57,633 in the three months ended March 31, 2017 compared to $48,260 in the three months ended March 31, 2016. The increase in revenue was due to improved commodity pricing, including a 29% increase in crude oil prices realized and a 46% increase in natural gas prices realized, partially offset by a decline in production volumes.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Gross producing wells	9	9
Net producing wells	0.47	0.47
Net oil production (Bbl)	876	882
Net gas production (Mcf)	4,590	6,579
Average sales price – oil (per barrel)	$47.91	$37.25
Average sales price – natural gas (per Mcf)	$3.42	$2.34

The decline in production reflects natural decline rates with no new production coming on line, partially offset by resumption of production from a well that had been off line. The change in average sales prices realized reflects a partial recovery in global commodity prices following a steep drop in prices beginning in late 2014 and continuing to mid-2016.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2017 First Quarter
Oil sales	$—	$41,959	$41,959
Gas sales	$—	$15,674	$15,674
2016 First Quarter
Oil sales	$—	$32,852	$32,852
Gas sales	$—	$15,408	$15,408

Lease Operating Expenses. Lease operating expenses increased 123% to $23,154 during the three months ended March 31, 2017 from $10,388 during the three months ended March 31, 2016. The change in total lease operating expenses was attributable to the resumption of production from a well that had been off line and increased salt water disposal fees. Lease operating expenses, by region were as follows:

	Colombia	U.S.	Total
2017 First Quarter	$—	$23,154	$23,154
2016 First Quarter	$—	$10,388	$10,388

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Depreciation and Depletion Expense. Depreciation and depletion expense was $17,696 and $25,013 for the three months ended March 31, 2017 and 2016, respectively. The change in depreciation and depletion was due to a lower depletion base and lower production rates.

General and Administrative Expenses. General and administrative expense increased by 46% to $519,297 during the three months ended March 31, 2017 from $356,270 during the three months ended March 31, 2016. The increase in general and administrative expense was primarily attributable to (i) an increase in the base salary of our principal officer effective January 1, 2017, including deferred and accrued salary totaling $32,500 which will not be paid until our compensation committee determines that we have sufficient financial capacity to pay the same, (ii) hiring of a non-executive officer in March 2017, (iii) increased legal, professional and other costs associated with our efforts to finalize the acquisition of our Reeves County acreage, increase investor visibility, maintain our exchange listing and secure funding to satisfy our financial commitments with respect to the Reeves County acreage, (iv) increased stock compensation expense associated with 2017 option grants, and (v) increased insurance costs; all partially offset by select salary reductions and timing related decreases in director fees.

Financial Condition

Liquidity and Capital Resources. At March 31, 2017, we had a cash balance of $321,249 and working capital of $211,619, compared to a cash balance of $481,172 and working capital of $423,795 at December 31, 2016. The change in cash and working capital during the period was primarily attributable to the operating loss for the quarter.

Operating activities used cash of $361,938 during the 2017 quarter as compared to $295,045 during the 2016 quarter. The change in operating cash flow was primarily attributable to increased legal, professional and other costs associated with increased investor visibility activities.

Investing activities used $997,985 during the 2017 quarter compared to $40,603 used during the 2016 quarter. The increase in funds used by investing activities during the 2017 quarter primarily reflects the acquisition of our Reeves County acreage ($986,000).

Financing activities provided $1,200,000 during the 2017 quarter from the sale of Series A Preferred Stock compared to $90,079 used during the 2016 quarter for the acquisition of treasury shares.

Long-Term Liabilities. At March 31, 2017, we had long-term liabilities of $28,002 as compared to $27,444 at December 31, 2016. Long-term liabilities at March 31, 2017 and December 31, 2016 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. We expect that future capital and exploration expenditures will be funded principally through funds on hand, including capital raised during the first quarter of 2017 from the sale of Series A Preferred Stock, from funds received from the sale of additional securities, including our May 2017 sale of Units and, subject to our ability to fund drilling and completion operations on our Reeves County acreage and the results of such operations, funds generated from operations of wells anticipated to be brought on line during 2017.

During the three months ended March 31, 2017, we invested $997,985, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $986,937, net, principally attributable to acreage acquired in Reeves County, Texas, and (2) preparation and evaluation costs in Colombia of $11,048. Of the amount invested, we capitalized $992,093 to oil and gas properties not subject to amortization and reduced oil and gas properties subject to amortization by $1,108.

Our estimated capital expenditure budget for the balance of 2017 is approximately $2.55 million and relates to planned drilling and completion of two wells on our Reeves County acreage, including (1) drilling costs on an initial well of approximately $0.7 million, (2) completion costs on an initial well of approximately $1.0 million, (3) drilling costs on a second well of approximately $0.35 million, and (4) completion costs on a second well of approximately $0.5 million. Our share of drilling and completion costs on the second well, and other wells on that block, are estimated to be one-half of costs of the first well as a result of a pooling arrangement covering the second block.

Capital expenditure plans for 2017 may change depending on (1) our ability to fund our share of drilling and completion costs on the first two wells on our Reeves County acreage, (2) the results of drillings on our Reeves County acreage, (3) the schedule of future drilling operations on our Reeves County acreage, (4) the timing and ultimate resolution of permitting issues at Serrania, and (5) based on field conditions and other factors beyond our control or the control of the operators of our prospects. Accordingly, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

Our current cash holdings, taking into account $909,600 raised from the sale of Units subsequent to March 31, 2017, are expected to be adequate to fund our share of drilling costs on the first well on our Reeves County acreage but are not adequate to fund completion costs of our initial well or drilling and completion operations of additional wells. While it is anticipated that favorable drilling results on our first Reeves County well may result in the holders of Warrants exercising the same, which would provide as much as $1.29 million of additional funding, there is no assurance as to if, and when, such Warrants will be exercised.

Absent the exercise of Warrants, we will require additional capital to fully fund our share of completion costs on the initial Reeves County well, our share of drilling and completion costs on any additional wells and to support operations over the balance of 2017. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments. We have no commitments to provide any additional financing should we require and seek such financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, to fully fund our drilling budget and to support future operations, acquisitions and development activities.

Outlook; Strategic Alternatives

Continued low oil and natural gas prices during 2015 and 2016 and recurring delays in drilling of our Serrania prospect in Colombia had a significant adverse impact on our business. Our financial statements include a “going concern” qualification reflecting substantial doubt as to our ability to continue as a going concern. While we have no debt, we will continue to operate at a loss absent substantial increases in production, pricing or both. Our present focus in addressing our recurring operating losses is drilling two initial wells on our Reeves County acreage. If we are able to fund our share of drilling and completion costs and if those wells experience success and production rates similar to recent wells in the vicinity, we anticipate that we will be able to achieve profitability and positive cash flows once production from those wells commence. However, while we have secured financing to fund our share of estimated drilling costs from the first planned well, we have not yet secured financing to fund our share of estimated completion costs of that well or drilling and completion costs from the second planned well, although exercises of outstanding Warrants could potentially provide such financing. We can provide no assurance as to our ultimate ability to fully fund our share of estimated drilling and completion costs, as to the ultimate success of those wells or of the ultimate production rates, if any, of those wells. If, for any reason, we are unable to finance our portion of drilling and completion costs on our first two Reeves County wells, or if one or more of those wells is not successful or if production rates are less than anticipated, we may continue to operate at a loss and may lack the financial resources to continue as a going concern and may be required to divest certain assets or pursue other strategic alternatives to support operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 12, 2017
	By:	/s/ John Boylan
John Boylan
CEO and President (Principal Executive Officer and Principal Financial Officer)

