Form 10-Q
period 2017-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2017-08-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes[   ] No [X]

As of August 14, 2017, we had 54,234,715 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$229,778	$481,172
Prepaid expenses and other current assets	26,250	3,750

TOTAL CURRENT ASSETS	256,028	484,922

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	55,643,374	55,639,333
Costs not being amortized	4,463,258	2,291,181
Office equipment	90,004	90,004

Total	60,196,636	58,020,518
Accumulated depletion, depreciation, amortization, and impairment	(55,594,797)	(55,563,591)

PROPERTY AND EQUIPMENT, NET	4,601,839	2,456,927

Other assets	3,167	3,167

TOTAL ASSETS	$4,861,034	$2,945,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$53,033	$50,122
Accrued expenses	80,145	11,005
Notes payable, net of debt discount of $152,372 and $0, respectively	447,628	—

TOTAL CURRENT LIABILITIES	580,806	61,127

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	35,560	27,444

TOTAL LIABILITIES	616,366	88,571

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 2,109.6 and 0 shares issued and outstanding, respectively	2	—
Common stock, par value $0.001; 150,000,000 shares authorized 51,277,388 and 52,169,945 shares issued and outstanding, respectively	51,277	52,170
Additional paid-in capital	68,342,255	66,158,593
Treasury shares, at cost; 0 and 892,557 shares, respectively	—	(174,125)
Accumulated deficit	(64,148,866)	(63,180,193)

TOTAL SHAREHOLDERS’ EQUITY	4,244,668	2,856,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,861,034	$2,945,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

OIL AND GAS REVENUE	$103,908	$82,147	$46,275	$33,887

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	40,015	37,361	16,861	26,973
General and administrative expense	1,004,439	831,135	485,142	474,865
Depreciation and depletion	31,206	49,264	13,510	24,251
Total operating expenses	1,075,660	917,760	515,513	526,089

Loss from operations	(971,752)	(835,613)	(469,238)	(492,202)

OTHER INCOME (EXPENSE)
Interest income	181	5,756	66	1,796
Other income	10,000	—	10,000	—
Interest expense	(7,102)	—	(7,102)	—
Total other income	3,079	5,756	2,964	1,796

Net loss before taxes	(968,673)	(829,857)	(466,274)	(490,406)

Income tax expense (benefit)	—	—	—	—

Net loss	$(968,673)	$(829,857)	$(466,274)	$(490,406)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Based and diluted weighted average number of common shares outstanding	51,277,388	51,572,931	51,277,388	51,499,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(968,673)	$(829,857)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	31,206	49,264
Stock-based compensation	135,844	61,201
Accretion of asset retirement obligation	2,116	276
Amortization of debt discount	6,362	—
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other current assets	(22,500)	12,007
Increase/(decrease) in accounts payable and accrued expenses	72,051	(6,569)

Net cash used in operating activities	(743,594)	(713,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(2,170,118)	(71,010)

Net cash used in investing activities	(2,170,118)	(71,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable, net of debt discount	570,000	—
Proceeds from the issuance of Series A Preferred Stock	1,200,000	—
Proceeds from the issuance of Series B Preferred Stock	909,600	—
Payment of preferred stock dividends	(17,282)	—
Payments for the acquisition of treasury shares	—	(90,079)

Net cash provided by (used in) financing activities	2,662,318	(90,079)

Decrease in cash	(251,394)	(874,758)
Cash, beginning of period	481,172	2,123,520
Cash, end of period	$229,778	$1,248,762

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$740	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from issuance of warrants as debt inducement	$128,734	$—
Increase in reserve for plugging and abandonment costs	$6,000	$—
Retirement of treasury shares	$174,125	$—

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company has incurred continuing losses, negative operating cash flow and declining cash balances since 2011, including negative operating cash flows of $743,594 for the six months ended June 30, 2017. These conditions, together with continued low oil and natural gas prices and financial commitments the Company has made relative to its Reeves County, Texas and Colombian properties, raise substantial doubt as to the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these concerns, during the six months ended June 30, 2017, the Company raised $2,679,600 from the sale of Series A Preferred Stock, Series B Preferred Stock and Warrants, and Bridge Loan Notes and Warrants. Subsequent to June 30, 2017, the Company raised an additional $1,708,149, net, from the sale of common stock pursuant to its ATM Offering. The Company may seek additional financing or may consider divestiture of certain assets as necessary to support its operations and financial commitments. There can be no assurance that the Company will be successful in its efforts. See “Note 4 – Bridge Loan Notes,” “Note 5 – Capital Stock” and “Note 8 – Subsequent Events.”

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $25,612 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2017. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For the six months ended July 30, 2017 and 2016, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended July 30,
	2017	2016
Series A Convertible Preferred Stock	6,000,000	—
Series B Convertible Preferred Stock	2,527,778	—
Stock warrants	3,601,680	—
Stock options	5,812,165	5,232,165
Total	17,941,623	5,232,165

Subsequent Events

The Company has evaluated all transactions from June 30, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In February 2016, a pronouncement was issued by the FASB that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is still in the process of evaluating the impact of this new standard; however, the Company believes the initial impact of adopting the standard will result in increases to its assets and liabilities on its consolidated balance sheets, and changes to the timing and presentation of certain operating expenses on its consolidated statements of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company’s share-based payment awards.

NOTE 2 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2017, the Company invested $2,170,118, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $986,937, net, principally attributable to acreage acquired in Reeves County, Texas, (2) drilling and completion costs on U.S. properties of $1,166,438, principally attributable to operations on our Reeves County, Texas acreage, and (3) preparation and evaluation costs in Colombia of $16,743. Of the amount invested, the Company capitalized $2,172,077 to oil and gas properties not subject to amortization and reduced oil and gas properties subject to amortization by $1,959.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2017 and long lived assets (net of depletion, amortization, and impairments) as of June 30, 2017 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2017	As of June 30, 2017
	Revenues	Long Lived Assets, Net
United States	$103,908	$2,300,909
Colombia	—	2,300,930
Total	$103,908	$4,601,839

NOTE 3 – NOTES PAYABLE

In June 2017, the Company issued promissory notes (the “Bridge Loan Notes”) in the principal amount of $600,000, with an original issue discount of 5%, and warrants (the “Bridge Loan Warrants”) to purchase 600,000 shares of the Company’s common stock. The aggregate consideration received by the Company for the Bridge Loan Notes and Warrants was $570,000.

The Bridge Loan Notes are unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full on October 21, 2017.

The Bridge Loan Notes are subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds received by the Company from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes) of the Company, (ii) 100% of net proceeds received by the Company from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds received from the sale of oil and gas produced from the Company’s Reeves County, Texas properties. Additionally, the Company has the option to prepay the Bridge Loan Notes, at its sole election, without penalty.

The Bridge Loan Notes are recorded net of debt discount in the amount of $158,734. The debt discount consists of (i) $30,000 excess in the face amount of the Bridge Loan Notes over the consideration paid plus (ii) the value of the Bridge Loan Warrants, totaling $128,734. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense. During the three and six months ended June 30, 2017, interest expense paid in cash totaled $740 and $740, respectively, and interest expense attributable to amortization of debt discount totaled $6,362 and $6,362, respectively. See “Note 5 – Capital Stock – Warrants – Bridge Loan Warrants.”

The holders of $300,000 in the face amount of the Bridge Loan Notes waived mandatory prepayment at July 31, 2017 and the holders of the remaining $300,000 in face amount of the Bridge Loan Notes were repaid in full pursuant to the mandatory prepayment provision.

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE

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

Stock Option Activity

In March 2017, options to purchase an aggregate of 1,200,000 shares were granted to an executive officer, a non-executive officer and an advisor to the Company. All of the options have a ten-year life and are exercisable at $0.30 per share, the fair market value on date of grant. The executive officer’s option grant vests 1/3 on each of the first three anniversaries of the grant date; subject to vesting in full on December 31, 2017 if the Company’s common stock continues to be listed on the NYSE MKT (or another national securities exchange) on that date. The non-executive officer’s option grant vested 25% on June 12, 2017 and 25% on each of the first three anniversaries of the grant date. The advisor option grant vested on the grant date. The non-executive officer options were forfeited unvested on termination of service to the Company during the six months ended June 30, 2017. The options were valued on the date of grant at $234,947 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.19%; (2) expected life in years of 5.50; (3) expected stock volatility of 109.16%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

A summary of stock option activity and related information for the six months ended June 30, 2017 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2017	5,232,165	$2.11
Granted	1,200,000	0.30
Exercised	-	-
Forfeited	(620,000)	$0.47
Outstanding at June 30, 2017	5,812,165	$1.91	$1,873,583
Exercisable at June 30, 2017	4,712,165	$2.30	$1,329,353

During the three and six months ended June 30, 2017, the Company recognized $65,891 and $135,844, respectively, of stock compensation expense attributable to the amortization of unrecognized stock-based compensation. As of June 30, 2017, total unrecognized stock-based compensation expense related to non-vested stock options was $219,790. The unrecognized expense is expected to be recognized over a weighted average period of 1.71 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2017 is 5.64 years and 6.27 years, respectively.

Shares available for issuance under the 2008 Plan as of June 30, 2017 totaled 187,835. Shares available for issuance under the 2017 Plan, as of June 30, 2017 and subject to shareholder approval of the 2017 Plan, totaled 5,000,000.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three and six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

Share-based compensation expense included in general and administrative expense	$135,844	$61,201	$65,835	$38,334
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

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

Series B Convertible Preferred Stock

In May 2017, the Company received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Series B Warrant”).

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. During the six months ended June 30, 2017, the Company paid $17,282 of dividends on its Series B Preferred Stock.

Warrants

Series B Warrants. The Series B Warrants, issued as part of Units along with Series B Preferred Stock, are exercisable, for a period of 9 months, expiring February 3, 2018, to purchase an aggregate of 3,001,680 shares of common stock at $0.43 per share. The relative value of the warrants were valued on the date of grant at $194,934 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.10%; (2) expected life in years of 0.75; (3) expected stock volatility of 92.36%; and (4) expected dividend yield of 0%.

Bridge Loan Warrants. The Bridge Loan Warrants, issued in conjunction with the Bridge Loan Notes, are exercisable, for a period of one year, expiring June 23, 2018, to purchase an aggregate of 600,000 shares of common stock at $0.50 per share. The relative fair value of the warrants were valued on the date of grant at $128,734 using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 1.20%; (2) expected life in years of 1.00; (3) expected stock volatility of 93.67%; and (4) expected dividend yield of 0%. The relative fair value of the warrants was recorded as debt discount of the Bridge Loan Notes and is amortized over the life of the notes.

A summary of warrant activity and related information for the six months ended June 30, 2017 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2017	—	$—
Issued	3,601,680	0.44
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2017	3,601,680	$0.44	$1,110,538
Exercisable at June 30, 2017	3,601,680	$0.44	$1,110,538

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that was extended in March 2017 until October 31, 2022. As of June 30, 2017, the lease agreement requires future payments as follows:

Year	Amount
2017	$62,792
2018	125,978
2019	128,348
2020	130,717
2021	133,087
2022	112,551
Total	$693,473

For the three and six months ended June 30, 2017, the total base rental expense was $17,696 and $49,444, respectively. The Company does not have any capital leases or other operating lease commitments.

Employment Commitment

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

NOTE 7 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2017, and consequently, recorded no U.S. income tax liability or tax expense for the three and six months ended June 30, 2017.

During the three and six months ended June 30, 2017, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

NOTE 8 – SUBSEQUENT EVENTS

At-the-Market Offering

In July 2017, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“WestPark Capital”) pursuant to which the Company may sell, at its option, up to an aggregate of $5 million in shares of its common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “ATM Offering”) will be made, in accordance with one or more placement notices delivered by the Company to WestPark Capital, which notices shall set parameters under which shares may be sold. The ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. Additionally, the Company reimbursed WestPark Capital for $25,000 of expenses incurred in connection with the ATM Offering.

As of August 14, 2017, the Company had sold an aggregate of 2,957,327 shares in the ATM Offering and had received proceeds, net of commissions and expenses, of $1,708,149.

Pro forma shareholders’ equity at June 30, 2017, giving effect to the receipt of net proceeds from the ATM Offering as of August 14, 2017, was as follows:

	Historical	Pro Forma Adjustments	Pro Forma

Preferred stock	$2	$—	$2
Common stock	51,277	2,957	54,234
Additional paid-in capital	68,342,255	1,705,192	70,047,447
Accumulated deficit	(64,148,866)	—	(64,148,866)
Total Shareholders’ Equity	$4,244,668	$1,708,149	$5,952,817

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2017, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2016. As of, and for the six months ended, June 30, 2017, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2017:

June 30, 2017
Acquisition costs	$1,128,256
Development and evaluation costs	3,335,002
Total	$4,463,258

Of the carrying value of unevaluated oil and gas prospects above, $2,300,930 was attributable to properties in the South American country of Colombia and $2,162,328 was attributable to properties in the United States. We are maintaining our interest in these properties.

Recent Developments

Leasing Activity

During the six months ended June 30, 2017, we acquired, for $986,000, a 25% working interest (subject to a proportionate 5% back-in after payout) in two lease blocks (the Johnson tract and the O’Brien tract) covering 717.25 acres in Reeves County, Texas.

In conjunction with the planned drilling and development of our O’Brien tract, and in order to optimize the length of the planned horizontal leg and anticipated recoveries, our operator entered into a pooling agreement pursuant to which the owner of an adjoining acreage block contributed a portion of that acreage to the contract area covering our O’Brien tract. As a result, our effective acreage under the O’Brien lease is increased and our working interest in wells drilled under the pooling agreement was reduced.

Drilling Activity

During the six months ended June 30, 2017, our drilling operations consisted of:

●	Johnson State #1H well, our first well on our Reeves County, Texas acreage was drilled; hydraulic fracturing operations on the well were ongoing at June 30, 2017; and

●	O’Brien #3H well, our second Reeves County well, commenced drilling operations and drilling was ongoing at June 30, 2017

During the six months ended June 30, 2017, our capital investment expenditures for drilling operations totaled $1,166,438.

In Colombia, our operator is continuing to carry on discussions with federal and local officials in order to overcome opposition to their efforts to secure necessary permits to commence drilling operations on our Serrania concession. Until a satisfactory resolution is reached allowing the issuance of necessary permits, substituting equivalent prospects or otherwise compensating for the value of, and investments in, our Serrania concession, our operator is continuing to defer further efforts to commence drilling on the Serrania concession.

Our operator has also deferred commencement of work on the Los Picachos and Macaya concessions until satisfactory resolution of the permitting issues on the Serrania concession.

In July 2017, hydraulic fracturing operations were completed on the Johnson State #1H well and drilling operations were completed on the O’Brien #3H well. Sales from the Johnson State #1H well and hydraulic fracturing operations on the O’Brien #3H well are expected to commence in August 2017 and sales from the O’Brien #3H well are expected to commence in September 2017.

Financing Activity

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

In May 2017, we received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Series B Warrant”). Proceeds from the sale of Units were used to fund our share of drilling costs on a first well on our Reeves County, Texas acreage with proceeds in excess of such costs, after offering costs, added to working capital.

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. During the six months ended June 30, 2017, we paid $17,282 of dividends on our Series B Preferred Stock.

The Series B Warrants are exercisable, for a period of nine months, to purchase an aggregate of 3,001,680 shares of common stock at $0.43 per share. The relative fair value of the warrants were valued on the date of grant at $194,934 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.10%; (2) expected life in years of 0.75; (3) expected stock volatility of 92.36%; and (4) expected dividend yield of 0%.

In June 2017, we issued promissory notes (the “Bridge Loan Notes”) in the principal amount of $600,000 and warrants (the “Bridge Loan Warrants”) to purchase common stock. We received aggregate consideration for the Bridge Loan Notes and Warrants of $570,000. Proceeds from the issuance of the Bridge Loan Notes were used to fund our share of drilling costs on the O’Brien #3H well and the balance, after offering expenses, was added to working capital.

The Bridge Loan Notes are unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full in 120 calendar days.

The Bridge Loan Notes are subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds we receive from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes), (ii) 100% of net proceeds we receive from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds we receive from the sale of oil and gas produced from our Reeves County, Texas properties. Additionally, we have the option to prepay the Bridge Loan Notes, at its sole election, without penalty.

The Bridge Loan Warrants are exercisable, for a period of one year, to purchase an aggregate of 600,000 shares of common stock at $0.50 per share.

In July 2017, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“WestPark Capital”) pursuant to which we may sell, at our option, up to an aggregate of $5 million in shares of our common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “ATM Offering”) will be made, in accordance with one or more placement notices we may deliver to WestPark Capital, which notices shall set parameters under which shares may be sold. The ATM Offering will be made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. Additionally, we reimbursed WestPark Capital for $25,000 of expenses incurred in connection with the ATM Offering. Proceeds from the ATM Offering are expected to be used to repay the Bridge Loan Notes, to pay drilling and development costs and for working capital.

As of August 14, 2017, we had sold an aggregate of 2,957,327 shares in the ATM Offering and had received proceeds, net of commissions and expenses, of $1,708,149, of which $300,000 was used to prepay Bridge Loan Notes.

In July 2017, holders of Bridge Loan Notes in the face amount totaling $300,000 agreed to waive mandatory prepayment at July 31, 2017 otherwise payable from proceeds of the ATM Offering.

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

During the six months ended June 30, 2017, we terminated our newly hired Vice President – Business Development and options granted pursuant to the terms of employment expired unvested and unexercised.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased by 37% to $46,275 in the three months ended June 30, 2017 compared to $33,887 in the three months ended June 30, 2016. Oil and gas revenues increased 26% to $103,908 in the six months ended June 30, 2017 compared to $82,147 in the six months ended June 30, 2016. The increase in revenue was due to improved commodity pricing, including 47% and 36% increases, respectively in oil prices realized for the three and six month periods and 45% and 46% increases, respectively, in natural gas prices realized for the three and six month periods, and by 9% and 3% increases, respectively, in crude oil production for the three- and six-month periods which was partially offset by 36% and 33% declines, respectively, in natural gas production for the three- and six-month periods.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross producing wells	9	9	9	9
Net producing wells	0.47	0.47	0.47	0.47
Net oil production (bbl)	702	646	1,578	1,528
Net gas production (mcf)	3,439	5,375	8,029	11,954
Average sales price – oil (per barrel)	$50.32	$34.23	48.99	$35.97
Average sales price – natural gas (per mcf)	$3.18	$2.19	3.31	$2.27

The decline in gas production reflects natural decline rates with no new production coming on line, partially offset by resumption of production from a well that had been off line. The change in average sales prices realized reflects a partial recovery in global commodity prices following a steep drop in prices beginning in late 2014 and continuing to mid-2016.

With the commencement of drilling operations in Reeves County, we anticipate that production levels and revenues will increase beginning in the second half of 2017.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2017 First Six Months
Oil sales	$—	$77,307	$77,307
Gas sales	—	26,601	26,601
2016 First Six Months
Oil sales	$—	$54,961	$54,961
Gas sales	—	27,186	27,186

Lease Operating Expenses. Lease operating expenses decreased by 37% to $16,861 during the three months ended June 30, 2017 from $26,973 during the three months ended June 30, 2016. During the six months ended June 30, 2017, lease operating expenses increased by 7% to $40,015 from $37,361 during the six months ended June 30, 2016. The change in total lease operating expenses was attributable to the resumption of production from a well that had been offline and increased salt water disposal fees.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter ended June 30,	-2017	$—	$16,861	$16,861
	-2016	$—	$26,973	$26,973

Six Months ended June 30,	-2017	$—	$40,015	$40,015
	-2016	$—	$37,361	$37,361

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

With the commencement of drilling operations in Reeves County, we anticipate that lease operating expenses will increase beginning in the second half of 2017.

General and Administrative Expenses. General and administrative expense decreased by 2.2% to $485,142 during the three months ended June 30, 2017 from $474,865 during the three months ended June 30, 2016, and increased 21% to $1,004,439 during the six months ended June 30, 2017 from $831,135 during the six months ended June 30, 2016. The change in general and administrative expense was primarily attributable to (i) an increase in the base salary of our principal officer effective January 1, 2017, including deferred and accrued salary totaling $65,000 which will not be paid until our compensation committee determines that we have sufficient financial capacity to pay the same, (ii) hiring of a non-executive officer for a two-month period, (iii) increased legal, professional and other costs associated with our efforts to finalize the acquisition of our Reeves County acreage, increase investor visibility, maintain our exchange listing and secure funding to satisfy our financial commitments with respect to the Reeves County acreage, (iv) increased stock compensation expense associated with 2017 option grants, and (v) increased insurance costs; all partially offset by select salary reductions and timing related decreases in director fees.

Depreciation and Depletion Expense. Depreciation and depletion expense was $13,510 and $24,251 for the three months ended June 30, 2017 and 2016, respectively, and $31,206 and $49,264 for the six months ended June 30, 2017 and 2016, respectively. The decrease was due to a lower depletion base and lower production rates.

With the commencement of drilling operations in Reeves County, we anticipate that depreciation and depletion expenses will increase beginning in the second half of 2017.

Other Income (Expense). Other income, net, totaled $2,964 and $1,796 during the three months ended June 30, 2017 and 2016, respectively, and totaled $3,079 and $5,756 during the six months ended June 30, 2017 and 2016, respectively. Other income, net, consisted of a one-time lease participation fee of $10,000 received from a third-party and interest income net of interest expense. Interest expense during the three and six months ended June 30, 2017 consisted of $740 of interest paid on Bridge Loan Notes entered into in June 2017 plus $6,362 of amortization of debt discount attributable to the $128, 734 value of the Bridge Loan Warrants included with the Bridge Loan Notes and the $30,000 excess of the face amount of the Bridge Loan Notes over the consideration paid for the Bridge Loan Notes.

Financial Condition

Liquidity and Capital Resources. At June 30, 2017, we had a cash balance of $229,778 and a working capital deficit of $324,778, compared to a cash balance of $481,172 and working capital of $423,795 at December 31, 2016. The change in working capital during the period was primarily attributable to investments in acquiring and commencement of drilling on the Reeves County acreage, borrowing pursuant to the Bridge Loan Notes and the operating loss for the first six months of 2017, partially offset by equity capital raising efforts.

Operating activities used cash of $743,594 during the six months ended June 30, 2017 compared to $713,669 used during the six months ended June 30, 2016. The change in operating cash flow was primarily attributable to an increase in our net loss, reflecting increased compensation and legal, professional and other costs associated with increased investor visibility activities and regulatory matters, partially offset by the accrual of deferred salary and additional non-cash charges during 2017.

Investing activities used cash of $2,170,118 during the six months ended June 30, 2017 compared to $71,010 used during the six months ended June 30, 2016. The increase in funds used by investing activities during 2017 reflects the acquisition of our Reeves County acreage ($986,000) and investments in drilling operations on the Reeves County acreage ($1,176,328).

Financing activities provided cash of $2,662,318 during the six months ended June 30, 2017 compared to $90,079 used during the six months ended June 30, 2016. The change in cash flow from financing activity reflects the receipt of gross funds totaling $2,679,600 from the sale, during 2017, of Series A Preferred Stock, Series B Preferred and Series B Warrants, and Bridge Loan Notes and Bridge Loan Warrants, partially offset by the payment of dividends on the Series B Preferred Stock ($17,282), while funds were used during 2016 for the purchase of treasury stock.

Long-Term Liabilities. At June 30, 2017, we had long-term liabilities of $35,560 compared to $27,444 at December 31, 2016. Long-term liabilities at June 30, 2017 and December 31, 2016 consisted of a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Reeves County acreage.

During the six months ended June 30, 2017, we invested $2,170,118 for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $986,937, principally attributable to acreage acquired in Reeves County, Texas, (2) cost of drilling our Johnson State #1H well and cost incurred through June 30, 2017 with respect to hydraulic fracturing of the Johnson State #1H well and with respect to drilling operations on the O’Brien #3H well, totaling in the aggregate $1,166,438, and (3) preparation and evaluation costs in Colombia of $16,743. Of the amount invested, we capitalized $2,172,077 to oil and gas properties not subject to amortization and reduced oil and gas properties subject to amortization by $1,959.

Our estimated capital expenditure budget for the second half of 2017 is approximately $3.7 million and relates to completion of ongoing hydraulic fracturing operations on the Johnson State #1H well, completion of ongoing drilling operations on the O’Brien #3H well and hydraulic fracturing of that well and the planned drilling and completion of up to two additional wells on our Reeves County acreage.

Capital expenditure plans for 2017 may change depending on (1) our ability to fund our share of drilling and completion costs on wells on our Reeves County acreage, (2) the results of drillings on our Reeves County acreage, (3) the schedule of future drilling operations on our Reeves County acreage, (4) the timing and ultimate resolution of permitting issues at Serrania, and (5) field conditions and other factors beyond our control or the control of the operators of our prospects. Accordingly, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

Financing Requirements. Our cash holdings, taking into account $1,708,149, net, raised from the ATM Offering subsequent to June 30, 2017, are not adequate to fund our share of planned drilling and completion costs on our Reeves County acreage or support operations through year-end 2017. While we expect to realize a significant increase in revenues from initial production in Reeves County commencing during the second-half of 2017, those revenues will not be adequate to fund our drilling budget.

In order to fully fund our estimated drilling and completion budget and support operations through the end of 2017, we expect that we will be required to raise additional capital. While we may, among other efforts, pursue additional sales of shares in our ATM Offering, private sales of equity and debt securities and may realize up to $1.59 million of additional funding from exercise of outstanding warrants, we presently have no commitments to provide additional funding and there can be no assurance that we can secure the necessary capital to support such plans and operations on acceptable terms or at all. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

Outlook

Continued low oil and natural gas prices during 2015 and 2016 and recurring delays in drilling of our Serrania prospect in Colombia had a significant adverse impact on our business. Our financial statements include a “going concern” qualification reflecting substantial doubt as to our ability to continue as a going concern. We will continue to operate at a loss absent substantial increases in production, pricing or both. Our present focus in addressing our recurring operating losses is drilling on our Reeves County acreage. If we are able to fund our share of drilling and completion costs and if those wells experience success and production rates similar to recent wells in the vicinity, we anticipate that we will be able to achieve profitability and positive cash flows once production from those wells commence. While we have secured the necessary capital to support drilling operations to date in Reeves County, we have not yet secured financing to fund our share of estimated costs to support planned operations in Reeves County through year end 2017. We can provide no assurance as to our ultimate ability to fully fund our share of estimated drilling and completion costs, as to the ultimate success of those wells or of the ultimate production rates, if any, of those wells. If, for any reason, we are unable to finance our portion of drilling and completion costs on our planned Reeves County wells, or if one or more of those wells is not successful or if production rates are less than anticipated, we may continue to operate at a loss and may lack the financial resources to continue as a going concern and may be required to divest certain assets or pursue other strategic alternatives to support operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2017.

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

We have not historically entered into any hedges or other transactions designed to manage, or limit, exposure to oil and gas price volatility. With the anticipated commencement of production from our Reeves County acreage, we are evaluating the use of hedges or other transactions to manage or limit our exposure to oil and gas price volatility.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date: August 14, 2017
	By:	/s/John Boylan
John Boylan
CEO and President (Principal Executive Officer and Principal Financial Officer)

