Form 10-Q
period 2017-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2017-11-08
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
(Address of principal executive offices) (Zip Code)

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

As of November 2, 2017, we had 57,713,964 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$409,606	$481,172
Accounts receivable – oil and gas sales	24,199	—
Prepaid expenses and other current assets	15,000	3,750

TOTAL CURRENT ASSETS	448,805	484,922

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	59,935,893	55,639,333
Costs not being amortized	2,303,127	2,291,181
Office equipment	90,004	90,004

Total	62,329,024	58,020,518
Accumulated depletion, depreciation, amortization, and impairment	(55,650,077)	(55,563,591)

PROPERTY AND EQUIPMENT, NET	6,678,947	2,456,927

Other assets	3,167	3,167

TOTAL ASSETS	$7,130,919	$2,945,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$430,633	$50,122
Accrued expenses	118,342	11,005

TOTAL CURRENT LIABILITIES	548,975	61,127

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	36,202	27,444
Deferred rent obligation	40,100	—

TOTAL LONG-TERM LIABILITIES	76,302	27,444

TOTAL LIABILITIES	625,277	88,571

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 2,109.6 and 0 shares issued and outstanding, respectively	2	—
Common stock, par value $0.001; 150,000,000 shares authorized 56,800,262 and 52,169,945 shares issued and outstanding, respectively	56,800	52,170
Additional paid-in capital	71,383,984	66,158,593
Treasury shares, at cost; 0 and 892,557 shares, respectively	—	(174,125)
Accumulated deficit	(64,935,144)	(63,180,193)

TOTAL SHAREHOLDERS’ EQUITY	6,505,642	2,856,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,130,919	$2,945,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

OIL AND GAS REVENUE	$215,649	$121,885	$111,741	$39,738

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	95,260	60,416	55,245	23,054
General and administrative expense	1,627,433	1,194,223	622,994	362,807
Depreciation and depletion	86,486	74,333	55,280	25,069
Total operating expenses	1,809,179	1,328,972	733,519	410,930

Loss from operations	(1,593,530)	(1,207,087)	(621,778)	(371,192)

OTHER INCOME (EXPENSE)
Interest income	184	6,887	3	849
Other income	10,000	—	—	—
Interest expense	(171,605)	—	(164,503)	—
Total other income (expense), net	(161,421)	6,887	(164,500)	849

Net loss before taxes	(1,754,951)	(1,200,200)	(786,278)	(370,343)

Income tax expense (benefit)	—	—	—	—

Net loss	$(1,754,951)	$(1,200,200)	$(786,278)	$(370,343)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Based and diluted weighted average number of common shares outstanding	52,306,289	51,537,510	54,330,541	51,467,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,754,951)	$(1,200,200)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	86,486	74,333
Stock-based compensation	196,869	99,006
Accretion of asset retirement obligation	2,758	414
Amortization of debt discount	158,734	—
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(24,199)	—
(Increase)/decrease in prepaid expenses and other current assets	(11,250)	23,257
Increase/(decrease) in accounts payable and accrued expenses	64,326	(20,010)
Increase/(decrease) in deferred rent obligation	40,100	—

Net cash used in operating activities	(1,241,127)	(1,023,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(3,878,984)	(92,217)

Net cash used in investing activities	(3,878,984)	(92,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable, net of debt discount	570,000	—
Payments on notes payable	(600,000)	—
Proceeds from the issuance of Series A Preferred Stock	1,200,000	—
Proceeds from the issuance of Series B Preferred Stock	909,600	—
Proceeds from the issuance of common stock	3,049,515	—
Payment of preferred stock dividends	(80,570)	—
Payments for the acquisition of treasury shares	—	(135,973)

Net cash provided by (used in) financing activities	5,048,545	(135,973)

Decrease in cash	(71,566)	(1,251,390)
Cash, beginning of period	481,172	2,123,520
Cash, end of period	$409,606	$872,130

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12,871	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued oil and gas development costs	$423,522	$—
Debt discount from issuance of warrants as debt inducement	$128,734	$—
Increase in reserve for plugging and abandonment costs	$6,000	$—
Retirement of treasury shares	$174,125	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Houston American Energy Corp., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. The Company has incurred continuing losses, negative operating cash flow and declining cash balances since 2011, including negative operating cash flows of $1,241,127 for the nine months ended September 30, 2017. These conditions, together with continued low oil and natural gas prices and financial commitments the Company has made relative to its Reeves County, Texas and Colombian properties, raise substantial doubt as to the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these concerns, during the nine months ended September 30, 2017, the Company raised $5,729,115 from the sale of common stock, Series A Preferred Stock, Series B Preferred Stock and Warrants, and Bridge Loan Notes and Warrants. Subsequent to September 30, 2017, the Company raised an additional $467,874, net, from the sale of common stock. Additionally, the Company’s first two wells in Reeves County, Texas were completed during the nine months ended September 30, 2017 and the Company anticipates receipt of meaningful revenues and cash flows from those wells commencing in the fourth quarter of 2017. The Company may seek additional financing or may consider divestiture of certain assets as necessary to support its operations and financial commitments. There can be no assurance that the Company will be successful in its efforts. See “Note 4 – Bridge Loan Notes,” “Note 5 – Capital Stock” and “Note 8 – Subsequent Events.”

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $20,068 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2017. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For the nine months ended September 30, 2017 and 2016, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended September 30,
	2017	2016
Series A Convertible Preferred Stock	6,000,000	—
Series B Convertible Preferred Stock	2,527,778	—
Stock warrants	3,651,680	—
Stock options	6,012,165	—
Total	18,191,623	—

Subsequent Events

The Company has evaluated all transactions from September 30, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five- step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company will adopt the new standard utilizing the modified retrospective approach. The Company does not expect the adoption of this ASU to have a material impact on its financial statements. However, we anticipate the new standard will result in more robust footnote disclosures. We cannot currently determine the extent of the new footnote disclosures as further clarification is needed for certain practices common to the industry. We will continue to evaluate the impacts that future contracts may have.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company's share-based payment awards.

NOTE 2 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2017, the Company invested $4,302,506, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $999,525, net, principally attributable to acreage acquired in Reeves County, Texas, (2) drilling and completion costs on U.S. properties of $3,284,040, principally attributable to operations on our Reeves County, Texas acreage, and (3) preparation and evaluation costs in Colombia of $18,941. Of the amount invested, the Company capitalized $18,941 to oil and gas properties not subject to amortization and capitalized $4,283,565 to oil and gas properties subject to amortization.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2017 and long lived assets (net of depletion, amortization, and impairments) as of September 30, 2017 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2017	As of September 30, 2017
	Revenues	Long Lived Assets, Net
United States	$215,649	$4,375,819
Colombia	—	2,303,128
Total	$215,649	$6,678,947

NOTE 3 – NOTES PAYABLE

In June 2017, the Company issued promissory notes (the “Bridge Loan Notes”) in the principal amount of $600,000, with an original issue discount of 5%, and warrants (the “Bridge Loan Warrants”) to purchase 600,000 shares of the Company’s common stock. The aggregate consideration received by the Company for the Bridge Loan Notes and Warrants was $570,000.

The Bridge Loan Notes were unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full on October 21, 2017.

The Bridge Loan Notes were subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds received by the Company from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes) of the Company, (ii) 100% of net proceeds received by the Company from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds received from the sale of oil and gas produced from the Company’s Reeves County, Texas properties. Additionally, the Company had the option to prepay the Bridge Loan Notes, at its sole election, without penalty.

The Bridge Loan Notes were recorded net of debt discount in the amount of $158,734. The debt discount consists of (i) $30,000 excess in the face amount of the Bridge Loan Notes over the consideration paid plus (ii) the value of the Bridge Loan Warrants, totaling $128,734. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense. During the three and nine months ended September 30, 2017, interest expense paid in cash totaled $12,131 and $12,871, respectively, and interest expense attributable to amortization of debt discount totaled $152,372 and $158,734, respectively. See “Note 5 – Capital Stock – Warrants – Bridge Loan Warrants.”

The holders of $300,000 in the face amount of the Bridge Loan Notes waived mandatory prepayment at both July 31, 2017 and August 31, 2017 and the holders of the remaining $300,000 in face amount of the Bridge Loan Notes were repaid in full pursuant to the mandatory prepayment provision. The balance of the Bridge Loan Notes, in the amount of $300,000, were repaid in full as of September 30, 2017.

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

In 2017, the Company’s Board of Directors adopted the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan” and, together with the 2008 Plan, the “Plans”). The terms of the 2017 Plan, allow for the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

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

In September 2017, options to purchase an aggregate of 200,000 shares were granted to the Company’s independent directors. All of the options have a ten-year life and are exercisable at $0.485 per share, the fair market value on date of grant. The options vest 20% on the date of grant and 80% nine months from the date of grant. The options were valued on the date of grant at $71,064 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.76%; (2) expected life in years of 5.67; (3) expected stock volatility of 102.38%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

A summary of stock option activity and related information for the nine months ended September 30, 2017 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2017	5,232,165	$2.11
Granted	1,400,000	0.33
Exercised	—	—
Forfeited	(620,000)	$0.47
Outstanding at September 30, 2017	6,012,165	$1.86	$869,500
Exercisable at September 30, 2017	4,752,165	$2.28	$597,870

During the three and nine months ended September 30, 2017, the Company recognized $60,648 and $196,492, respectively, of stock-based compensation expense attributable to the amortization of unrecognized stock-based compensation from its outstanding stock options. As of September 30, 2017, total unrecognized stock-based compensation expense related to non-vested stock options was $143,540. The unrecognized expense is expected to be recognized over a weighted average period of 1.36 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2017 is 6.15 years and 5.42 years, respectively.

Shares available for issuance under the 2008 Plan as of September 30, 2017 totaled 87,835. Shares available for issuance under the 2017 Plan, as of September 30, 2017, totaled 4,900,000.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three and nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Share-based compensation expense – options	$196,492	$99,006	$60,648	$37,805
Share-based compensation expense – warrants	377	—	377	—
Total share-based compensation expense included in general and administrative expense	$196,869	$99,006	$61,025	$37,805
Earnings per share effect of share-based compensation expense – basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

NOTE 5 – CAPITAL STOCK

Treasury Stock

In March 2017, the Company’s board of directors approved the cancellation of all shares of common stock held in treasury. As a result, 892,557 shares of common stock were cancelled and $174,125 previously classified on the balance sheet as treasury stock was reclassified as a reduction in additional paid-in capital.

Common Stock - At-the-Market Offering

In July 2017, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“WestPark Capital”) pursuant to which the Company may sell, at its option, up to an aggregate of $5 million in shares of its common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “ATM Offering”) will be made, in accordance with one or more placement notices delivered by the Company to WestPark Capital, which notices shall set parameters under which shares may be sold. The ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. Additionally, the Company reimbursed WestPark Capital for $25,000 of expenses incurred in connection with the ATM Offering. As of September 30, 2017, the Company had sold an aggregate of 5,522,874 shares in the ATM Offering and had received proceeds, net of commissions and expenses, of $3,049,515.

Series A Convertible Preferred Stock

In January 2017, the Company issued 1,200 shares of 12% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $1.2 million. The Series A Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. During the nine months ended September 30, 2017, the Company paid $36,000 of dividends on its Series A Preferred Stock.

Series B Convertible Preferred Stock

In May 2017, the Company received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Series B Warrant”).

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. During the nine months ended September 30, 2017, the Company paid $44,570 of dividends on its Series B Preferred Stock.

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

Consultant Warrants. In September 2017, the Company issued warrants (the “Consultant Warrants”) to a consultant. The Consultant Warrants are exercisable to purchase 50,000 shares of common stock at $0.55 per share and expire December 31, 2021. The Consultant Warrants are first exercisable, subject to continuing provision of services under a services agreement, as to 12,500 shares on each of December 6, 2017, September 6, 2018, September 6, 2019 and September 6, 2020. The relative value of the warrants were valued on the date of grant at $16,132 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.63%; (2) expected life in years of 4.32; (3) expected stock volatility of 99.75%; and (4) expected dividend yield of 0%. The Company recognized $377 of share-based compensation expense related to the vesting of the Consultant Warrants during the nine months ended September 30, 2017.

A summary of warrant activity and related information for the nine months ended September 30, 2017 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2017	—	$—
Issued	3,651,680	0.44
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2017	3,651,680	$0.44	$210,118
Exercisable at September 30, 2017	3,601,680	$0.44	$210,118

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that was extended in March 2017 until October 31, 2022. As of September 30, 2017, the lease agreement requires future payments as follows:

Year	Amount
2017	$20,931
2018	125,978
2019	128,348
2020	130,717
2021	133,087
2022	112,551
Total	$651,612

For the three and nine months ended September 30, 2017, the total base rental expense was $40,100 and $89,544, respectively. The Company does not have any capital leases or other operating lease commitments.

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

NOTE 7 – TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for 2017, and consequently, recorded no U.S. income tax liability or tax expense for the three and nine months ended September 30, 2017.

During the three and nine months ended September 30, 2017, significant temporary differences between financial statement net loss and estimated taxable income related primarily to the stock compensation expense recognized for book purposes during the period.

NOTE 8 – SUBSEQUENT EVENTS

At-the-Market Offering

Subsequent to September 30, 2017, through the date hereof, the Company sold an aggregate of 913,702 shares in the ATM Offering and received proceeds, net of commissions and expenses, of $467,874.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2017, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2016. As of, and for the nine months ended, September 30, 2017, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at September 30, 2017:

September 30, 2017
Acquisition costs	$141,318
Development and evaluation costs	2,161,809
Total	$2,303,127

All of the carrying value of unevaluated oil and gas prospects above was attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Leasing Activity

During the nine months ended September 30, 2017, we (i) acquired, for $986,937, a 25% working interest (subject to a proportionate 5% back-in after payout) in two lease blocks (the Johnson tract and the O’Brien tract) covering 717.25 acres in Reeves County, Texas; (ii) incurred an additional $11,552 of leasehold cost in Reeves County; and (iii) incurred an additional $1,036 of leasehold cost in Louisiana.

In conjunction with the planned drilling and development of our O’Brien tract, and in order to optimize the length of the planned horizontal leg and anticipated recoveries, our operator entered into a pooling agreement pursuant to which the owner of an adjoining acreage block contributed a portion of that acreage to the contract area covering our O’Brien tract. As a result, our effective gross acreage in Reeves County was increased to 960 acres and our average working interest across the acreage was reduced to 18.7%.

Drilling Activity

During the nine months ended September 30, 2017, our drilling operations consisted of:

●	Johnson State #1H well, our first well on our Reeves County, Texas acreage was drilled, hydraulic fracturing operations completed and the well was shut-in pending construction of a gas sales line; and

●	O’Brien #3H well, our second Reeves County well, was drilled, hydraulic fracturing operations completed and oil sales began in late September with gas sales delayed pending construction of a gas sales line.

Gas sales lines were under construction to both wells at September 30, 2017. Construction of the gas sales line to the O’Brien #3H well was completed, and gas sales commenced, during the fourth week of October 2017. Construction of the gas sales line to the Johnson #1H well is expected to be completed, and sales of oil and gas from the well to commence, by mid-November 2017.

During the nine months ended September 30, 2017, our capital investment expenditures for drilling, completion and related operations totaled $3,284,040.

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

The Series A Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. Proceeds from the issuance of the Series A Preferred Stock were used to acquire our interest in oil and gas properties in Reeves County, Texas and the balance, after offering expenses, was added to working capital. During the nine months ended September 30, 2017, we paid $36,000 of dividends on our Series A Preferred Stock.

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

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. During the nine months ended September 30, 2017, we paid $44,570 of dividends on our Series B Preferred Stock.

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

The Bridge Loan Notes were unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full in 120 calendar days.

The Bridge Loan Notes were subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds we receive from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes), (ii) 100% of net proceeds we receive from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds we receive from the sale of oil and gas produced from our Reeves County, Texas properties. Additionally, we had the option to prepay the Bridge Loan Notes, at its sole election, without penalty.

The Bridge Loan Warrants are exercisable, for a period of one year, to purchase an aggregate of 600,000 shares of common stock at $0.50 per share.

The holders of $300,000 in the face amount of the Bridge Loan Notes waived mandatory prepayment at both July 31, 2017 and August 31, 2017 and the holders of the remaining $300,000 in face amount of the Bridge Loan Notes were repaid in full pursuant to the mandatory prepayment provision. The balance of the Bridge Loan Notes, in the amount of $300,000, were repaid in full as of September 30, 2017.

In July 2017, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“WestPark Capital”) pursuant to which we may sell, at our option, up to an aggregate of $5 million in shares of our common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “ATM Offering”) will be made, in accordance with one or more placement notices we may deliver to WestPark Capital, which notices shall set parameters under which shares may be sold. The ATM Offering will be made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. Additionally, we reimbursed WestPark Capital for $25,000 of expenses incurred in connection with the ATM Offering. Proceeds from the ATM Offering have been used to repay the Bridge Loan Notes, to pay drilling and development costs and for working capital.

As of September 30, 2017, we had sold an aggregate of 5,522,874 shares in the ATM Offering and had received proceeds, net of commissions and expenses, of $3,049,515.

Subsequent to September 30, 2017, through the date hereof, we sold an aggregate of 913,702 shares in the ATM Offering and received proceeds, net of commissions and expenses, of $467,874.

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

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased by 181% to $111,741 in the three months ended September 30, 2017 compared to $39,738 in the three months ended September 30, 2016. Oil and gas revenues increased 77% to $215,649 in the nine months ended September 30, 2017 compared to $121,885 in the nine months ended September 30, 2016.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross producing wells	11	9	12	9
Net producing wells	0.99	0.47	1.0	0.47
Net oil production (bbl)	2,310	690	3,888	2,218
Net gas production (mcf)	3,450	4,172	11,479	16,126
Average sales price – oil (per barrel)	$43.45	$45.61	$45.69	$38.97
Average sales price – natural gas (per mcf)	$3.29	$1.98	$3.31	$2.20

The increase in oil production reflects sales of initial production, during well-testing, from our first two Reeves County wells and the commencement of production from one of those wells late in the quarter. The decline in gas production reflects natural decline rates, partially offset by resumption of production from a well that had been off line. The change in average sales prices realized reflects a partial recovery in global commodity prices following a steep drop in prices beginning in late 2014 and continuing to mid-2016.

With the commencement of oil production from our O’Brien #3H well late the quarter and natural gas production following quarter end and the anticipated commencement of production from our Johnson #1H well by mid-November 2017, we anticipate that production levels and revenues will increase substantially beginning in the fourth quarter of 2017.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2017 First Nine Months
Oil sales	$—	$177,678	$177,678
Gas sales	—	37,971	37,971
2016 First Nine Months
Oil sales	$—	$86,420	$86,420
Gas sales	—	35,465	35,465

Lease Operating Expenses. Lease operating expenses increased by 140% to $55,245 during the three months ended September 30, 2017 from $23,054 during the three months ended September 30, 2016. During the nine months ended September 30, 2017, lease operating expenses increased by 58% to $95,260 from $60,416 during the nine months ended September 30, 2016. The change in total lease operating expenses was attributable to the resumption of production from a well that had been offline, increased salt water disposal fees and the commencement of production from the first of our Reeves County wells.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter ended September 30,	-2017	$—	$55,245	$55,245
	-2016	$—	$23,054	$23,054

Nine Months ended September 30,	-2017	$—	$95,260	$95,260
	-2016	$—	$60,416	$60,416

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

With the commencement of production in Reeves County late in the quarter, we experienced an increase in lease operating expense during the third quarter of 2017 and expect substantial increases in lease operating expenses commencing in the fourth quarter of 2017.

General and Administrative Expenses. General and administrative expense increased by 72% to $622,994 during the three months ended September 30, 2017 from $362,807 during the three months ended September 30, 2016, and increased 36% to $1,627,433 during the nine months ended September 30, 2017 from $1,194,223 during the nine months ended September 30, 2016. The change in general and administrative expense was primarily attributable to (i) an increase in the base salary of our principal officer effective January 1, 2017, including deferred and accrued salary totaling $32,500 for the current quarter and $97,500 for the nine months ended September 30, 2017, which will not be paid until our compensation committee determines that we have sufficient financial capacity to pay the same, (ii) hiring of a non-executive officer for a two-month period, (iii) increased legal, professional and other costs associated with our efforts to finalize the acquisition of our Reeves County acreage, increase investor visibility, maintain our exchange listing and secure funding to satisfy our financial commitments with respect to the Reeves County acreage, (iv) increased stock compensation expense associated with 2017 option grants, and (v) increased insurance costs; all partially offset by select salary reductions and timing related decreases in director fees.

Depreciation and Depletion Expense. Depreciation and depletion expense was $55,280 and $25,069 for the three months ended September 30, 2017 and 2016, respectively, and $86,486 and $74,333 for the nine months ended September 30, 2017 and 2016, respectively. The increase was due to the commencement, late in the quarter, of production from the first of our Reeves County wells.

With drilling operations and the commencement of production in Reeves County, we anticipate that depreciation and depletion expenses will increase beginning in the fourth quarter of 2017.

Other Income (Expense). Other income/expense, net, totaled $164,500 of expense during the three months ended September 30, 2017 as compared to $849 of income during the three months ended September 30, 2016 and totaled $161,421 of expense during the nine months ended September 30, 2017 as compared to $6,887 of income during the nine months ended September 30, 2016. Other income, net, consisted of a one-time lease participation fee of $10,000 received from a third-party during the 2017 nine-month period and interest income net of interest expense. Interest expense during the three and nine months ended September 30, 2017, totaled $164,503 and $171,605, respectively, all relating to the issuance of Bridge Loan Notes and associated Warrants during 2017, and consisted of $12,131 and $12,871, respectively, of cash interest paid; plus $152,372 and $158,734, respectively, of amortization of debt discount of $128,734 attributable to the Bridge Loan Warrants and the $30,000 excess of the face amount of the Bridge Loan Notes over the consideration paid for the Bridge Loan Notes.

Financial Condition

Liquidity and Capital Resources. At September 30, 2017, we had a cash balance of $409,606 and a deficit in working capital of $100,170, compared to a cash balance of $481,172 and working capital of $423,795 at December 31, 2016. The change in working capital during the period was primarily attributable to investments in acquiring and commencement of drilling on the Reeves County acreage and the operating loss for the first nine months of 2017, partially offset by equity capital raising efforts.

Operating activities used cash of $1,241,127 during the nine months ended September 30, 2017 compared to $1,023,200 used during the nine months ended September 30, 2016. The change in operating cash flow was primarily attributable to an increase in our net loss, reflecting increased compensation and legal, professional and other costs associated with increased investor visibility activities and regulatory matters, partially offset by the accrual of deferred salary and additional non-cash charges during 2017.

Investing activities used cash of $3,878,984 during the nine months ended September 30, 2017 compared to $92,217 used during the nine months ended September 30, 2016. The increase in funds used by investing activities during 2017 reflects the acquisition of our Reeves County acreage ($999,525) and investments in drilling and related operations on the Reeves County acreage ($3,284,040) and preparation and evaluation costs in Colombia ($18,941).

Financing activities provided cash of $5,048,545 during the nine months ended September 30, 2017 compared to $135,973 used during the nine months ended September 30, 2016. The change in cash flow from financing activity reflects the receipt of gross funds totaling $5,729,115 from the sale, during 2017, of Common Stock under our ATM Offering, Series A Preferred Stock, Series B Preferred and Series B Warrants, and Bridge Loan Notes and Bridge Loan Warrants, partially offset by the payment of dividends on the Series A and Series B Preferred Stock ($80,570) and repayment of Bridge Loan Notes ($600,000), while funds were used during 2016 for the purchase of treasury stock.

Long-Term Liabilities. At September 30, 2017, we had long-term liabilities of $76,302 compared to $27,444 at December 31, 2016. Long-term liabilities consisted of deferred rent obligation and a reserve for plugging costs at September 30, 2017 and consisted of a reserve for plugging costs at December 31, 2016.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Reeves County acreage.

During the nine months ended September 30, 2017, we invested $4,302,506 for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $999,525, principally attributable to acreage acquired in Reeves County, Texas, (2) cost of drilling and hydraulic fracturing of, and construction of gas sales lines to, our Johnson State #1H well and O’Brien #3H well, totaling in the aggregate $3,284,040, and (3) preparation and evaluation costs in Colombia of $18,941. Of the amount invested, we capitalized $18,941 to oil and gas properties not subject to amortization and $4,283,565 to oil and gas properties subject to amortization.

We do not presently expect to drill any additional wells during 2017. For the balance of 2017, we have not budgeted any capital expenditures, although we may make some capital expenditures relating to costs incurred, after September 30, 2017, in bringing our initial Reeves County wells on line. We expect to drill two additional wells on our Reeves County acreage in the first quarter of 2018. With the construction of substantial field infrastructure in connection with drilling and completion of our first two Reeves County wells, which infrastructure will support future drilling operations, we anticipate that future well costs on those blocks will decline.

Capital expenditure plans for the balance of 2017 and early 2018 may change depending on (1) our ability to fund our share of drilling and completion costs on wells on our Reeves County acreage, (2) the results of drillings on our Reeves County acreage, (3) the schedule of future drilling operations on our Reeves County acreage, (4) the timing and ultimate resolution of permitting issues at Serrania, and (5) field conditions and other factors beyond our control or the control of the operators of our prospects. Accordingly, there can be no assurance as to the timing of these operations or the amount actually spent on such operations.

Financing Requirements. Our cash holdings, taking into account $467,874, net, raised from the sale of common stock subsequent to September 30, 2017, are expected to be adequate to support operations over the balance of 2017 but are not adequate to fund our share of drilling and completion costs on wells anticipated to be drilled in Reeves County in 2018. While we expect to realize a significant increase in revenues from initial production in Reeves County commencing during the fourth quarter of 2017, those revenues will not be adequate to fund our drilling budget.

In order to fully fund our estimated drilling and completion budget and support operations through early 2018, and beyond, we expect that we will be required to raise additional capital. While we may, among other efforts, pursue additional sales of shares in our ATM Offering, private sales of equity and debt securities and may realize up to $1.59 million of additional funding from exercise of outstanding warrants, we presently have no commitments to provide additional funding, through the exercise of warrants or otherwise, and there can be no assurance that we can secure the necessary capital to support such plans and operations on acceptable terms or at all. If, for any reason, we are unable to fully fund our drilling budget and fail to satisfy commitments reflected therein, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

Outlook

Continued low oil and natural gas prices during 2015 and 2016 and recurring delays in drilling of our Serrania prospect in Colombia had a significant adverse impact on our business. Our financial statements include a “going concern” qualification reflecting substantial doubt as to our ability to continue as a going concern. We will continue to operate at a loss absent substantial increases in production, pricing or both. Our present focus in addressing our recurring operating losses is drilling on our Reeves County acreage. Even with the commencement of cash flow from our initial Reeves County wells in the fourth quarter of 2017, in order to achieve profitability and sustain positive operating cash flow, we will need to continue to drill successful wells on our Reeves County acreage, or elsewhere. While we have secured the necessary capital to support drilling operations to date in Reeves County, we have not yet secured financing to fund our share of estimated costs to support planned operations in Reeves County through early 2018 and beyond. We can provide no assurance as to our ultimate ability to fully fund our share of estimated drilling and completion costs, as to the ultimate success of those wells or of the ultimate production rates, if any, of those wells. If, for any reason, we are unable to finance our portion of drilling and completion costs on our planned Reeves County wells, or if one or more of those wells is not successful or if production rates are less than anticipated, we may continue to operate at a loss and may lack the financial resources to continue as a going concern and may be required to divest certain assets or pursue other strategic alternatives to support operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 7, 2017
	By:	/s/ John Boylan
John Boylan
CEO and President (Principal Executive Officer and Principal Financial Officer)

