Form 10-K
period 2017-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2018-03-30
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (713) 222-6966

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, $0.001 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
Smaller reporting company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on the closing sales price of the registrant’s common stock on that date, was approximately $29.8 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 15, 2018 was 59,510,191.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2018 Annual Meeting are incorporated by reference into Part III of this Report.

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

General

Houston American Energy Corp is an independent oil and gas company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties. Our principal properties, and operations, are in the U.S. Permian (Delaware) Basin. Additionally, we have properties in the U.S. Gulf Coast region, particularly Texas and Louisiana, and in the South American country of Colombia.

We focus on early identification of, and opportunistic entrance into, existing and emerging resource plays. We do not operate properties but typically seek to partner with, or invest along-side, larger operators in the development of resources or retain interests, with or without contribution on our part, in prospects identified, packaged and promoted to larger operators. By entering these plays earlier, identifying stranded blocks and partnering with, investing along-side or promoting to, larger operators, we believe we can capture larger resource potential at lower cost and minimize our exposure to drilling risks and costs and ongoing operating costs.

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

The following table sets forth information relating to our principal properties as of December 31, 2017:

		Average	Gross	Net proved	2017 Net Production
	Net acreage	working interest %	producing wells	reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Texas	216	19.5%	3	844,185	8,075	17,124
Louisiana	74	3.8%	6	19,180	1,945	13,314
Oklahoma	4	2.8%	1	1,192	18	559
Total U.S.	294	8.1%	10	864,557	10,038	30,997
Colombia	49,025	12.5%	—	—	—	—
Total	49,319	12.5%	10	864,557	10,038	30,997

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Permian (Delaware) Basin and Gulf Coast regions of Louisiana and Texas.

Texas Properties

Reeves County. Our principal exploration properties in Texas covers 960 gross acres in Reeves County, Texas, in which we hold an 18.6% average working interest, consisting of (1) the 320 gross acre Johnson Lease, in which we hold a 25% working interest, subject to a proportionate 5% back-in after payout, and (2) the 640 gross acre O’Brien Lease, in which we hold an average 15.489% working interest. Our Reeves County acreage lies within the Delaware sub-basin of the Permian Basin, with resource potential in the Wolfcamp, Bone Spring and Avalon formations. During 2017, we drilled and completed our initial wells on both lease blocks, the Johnson State #1H well and the O’Brien #3H well, both horizontally drilled and hydraulically fractured wells in the Wolfcamp A formation. Our near term operations are focused on implementation of a multi-well program of horizontally drilled and hydraulically fractured wells on our existing Reeves County acreage and other acreage we may acquire in Reeves County. Founders Oil & Gas, LLC serves as operator on all of our current Reeves County acreage.

Other Properties. We hold a 25% mineral interest in 146 gross acres in Live Oak County, Texas, including 1 productive well. We have no present plans to conduct additional drilling operations on such acreage.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

●	East Baton Rouge Parish — we hold (i) a 4.557% royalty interest in 2,485 royalty acres, as well as a 3.547% royalty interest in the Crown Paper #01 well, and (ii) a 5% working interest in a 11,000 foot well and 625 net acre lease block.

●	Plaquemines Parish — we hold a 1.8% working interest in the SL 180771 well and 300 gross acre lease block.

●	Vermilion Parish — we hold a 1.974% working interest in a 15,000 foot Discorbis well and 450+ net acre lease block.

●	Iberville Parish — we hold a 3% working interest in a 13,500 foot Cib Haz well and 618 acre lease block.

●	Assumption Parish – we hold a 5% working interest before payout and 4% working interest after payout in a 15,200 foot Rob L well and 238 acre lease block.

●	Jefferson Davis Parish — we hold a 10.938% working interest before payout and a 9.375% working interest after payout in a 7,000 foot Cris H well and 10 acre lease block.

We have no present plans to conduct additional drilling operations on our Louisiana acreage.

- Colombian Properties:

At December 31, 2017, we held interests in multiple prospects in Colombia covering 392,205 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2017:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—
Total			392,205	—	—

At December 31, 2017, we held interests in three concessions operated by Hupecol Operating Co. in Colombia. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 392,205 acres. Our interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on a field in a concession.

As of December 31, 2017, no wells had been drilled and no production had taken place on any of the fields in our then existing concessions in Colombia.

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

In June 2016, a peace accord was announced between the Colombian government and FARC. The peace accord was ultimately rejected in a popular referendum although both government and FARC representatives have indicated a desire to cease all hostilities and seek to arrive at an acceptable final peace accord. While there is no assurance as to how the peace initiative will, or will not, impact our assets, we continue to evaluate our plans regarding our Colombian assets in light of the peace initiatives and the potential of the same to enhance our prospects of arriving at a favorable resolution to the impasse that has prevented the commencement of drilling operations on our Colombian properties.

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

During 2017, Hupecol continued to experience opposition, at the local level, to their efforts to secure necessary permits to commence drilling operations on the Serrania block. The federal government, which originally granted the concession, granted necessary permits to commence drilling and subsequently rescinded the permits. Given the ongoing opposition, Hupecol has determined to defer further efforts to commence drilling on the block for the foreseeable future and has commenced discussions with the ANH with a view to arriving at a final definitive settlement either permitting drilling or compensating Hupecol for the block.

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

Drilling Activity

During 2017, we drilled two wells. The following table summarizes the number of wells drilled during 2017, 2016, and 2015, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total development wells	—	—	—	—	—	—

Exploratory wells, completed as:
Productive	2	0.36	—	—	—	—
Non-productive	—	—	—	—	2	0.11
Total exploratory wells	2	0.36	—	—	2	0.11

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

Both of the wells drilled during 2017 were classified as exploratory wells on our Reeves County, Texas acreage and both were horizontally drilled, hydraulically fractured and successfully completed in the Wolfcamp formation.

As of December 31, 2017, we had no wells in progress or awaiting hook up.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2017, we owned interests in 10 gross wells. As of December 31, 2017, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	6	4
Net	0.84	0.14
Colombia
Gross	—	—
Net	—	—
Total
Gross	6	4
Net	0.84	0.14

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Net Production:
Gas (Mcf):
United States	30,997	20,204	32,146
Colombia	—	—	—
Total	30,997	20,204	32,146

Oil (Bbls):
United States	10,038	2,933	6,068
Colombia	—	—	—
Total	10,038	2,933	6,068

Average sales price:
Gas ($ per Mcf)
United States	$3.88	$2.35	$3.23
Colombia	—	—	—
Total	$3.88	$2.35	$3.23

Oil ($ per Bbl)
United States	$50.81	$40.40	$53.64
Colombia	—	—	—
Total	$50.81	$40.40	$53.64

Average production costs ($ per BOE):
United States	$14.23	$14.15	$8.60
Colombia	—	—	—
Total	$14.23	$14.15	$8.60

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2017, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (“PV-10”) and after future income taxes (“Standardized Measure”) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed Producing
United States	149,088	1,666,031	426,760
Colombia	—	—	—
Total Proved Developed Producing Reserves	149,088	1,666,031	426,760

Proved Undeveloped
United States	242,125	1,174,030	437,797
Colombia	—	—	—
Total Proved Undeveloped Reserves	242,125	1,174,030	437,797
Total Proved Reserves	391,213	2,840,061	864,557

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$4,982,722	$1,866,133	$6,848,855
Standardized measure (3)	$4,982,722	$1,866,133	$6,848,855

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2017. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2017. The average prices utilized for purposes of estimating our proved reserves were $48.14 per barrel of oil and $3.048 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 and Standard Measure estimates, set forth above were prepared by Russell K. Hall & Associates, Inc. for our Reeves County, Texas, reserves and by Lonquist & Co., LLC for all other reserves.

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Our year-end reserve reports are prepared by reserve engineering firms based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geosciences and engineering data, and other information provided to them by our management team. Russell K. Hall & Associates also prepares reserve estimates for Founders Oil & Gas, the operator of our Reeves County properties. Lonquist & Co. also prepares reserve estimates for the various Hupecol entities. Upon analysis and evaluation of data provided, the reserve engineering firms issue a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our President for reasonableness of the results obtained. Once any questions have been addressed, the reserve engineering firms issue final appraisal reports, reflecting their conclusions.

Russell K. Hall & Associates is an independent Midland, Texas based professional engineering firm providing reserve evaluation services to the oil and gas industry. Their report was prepared under the direction of Russell K. Hall, founder and President of Russell K. Hall & Associates. Mr. Hall holds a BS in Mechanical Engineering from the University of Oklahoma, is a registered professional engineer and a member of the Society of Petroleum Engineers, the Society of Independent Professional Earth Scientists and the West Texas Geological Society. Mr. Hall has more than 30 years of experience in reserve evaluation for the oil and gas industry and the oil and gas finance industry. Russell K. Hall & Associates, and its employees, have no interest in our company or our properties and were objective in determining our reserves.

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

Our reserve engineering firms used a combination of production and pressure performance, simulation studies, offset analogies, seismic data and interpretation, geophysical logs and core data to calculate our reserves estimates.

Proved Undeveloped Reserves

The following table summarizes activity within our proved undeveloped reserve category for the year ended December 31, 2017:

For the Year Ended December 31, 2017
Proved undeveloped reserves (MBoe):
Beginning of year	—
Extensions and discoveries	437,797
End of year	437,797

At December 31, 2017, all proved undeveloped reserves were attributable to our 2017 drilling operations on our Reeves County, Texas acreage. We expect to develop all of our proved undeveloped reserves as of December 31, 2017 within five years of their initial booking.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions), categorized by geographical area, which we held as of December 31, 2017:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	2,899	294	320	63
Colombia	—	—	392,205	49,025
Total	2,899	294	392,525	49,088

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2017, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2018	—	—
December 31, 2019	320	63
December 31, 2020	—	—
December 31, 2021	—	—
December 31, 2022 and later	—	—
Total	320	63

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

Marketing

At December 31, 2017, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2017, we had 3 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

Web Site Access to Reports

Our Web site address is www.houstonamerican.com. We make available, free of charge on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this report and you should not consider information contained on our website as part of this report.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

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

Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, beginning in the second half of 2014 and continuing through 2016, declines in demand thought to be associated with slowing economic growth in certain markets coupled with new oil and gas supplies coming on line in recent years has resulted in oil and gas supply exceeding global demand which has, in turn, resulted in a steep decline in prices of oil and natural gas. As a result, our average realized prices for oil and natural gas declined 44% and 33%, respectively, from 2014 to 2015 and 28% and 24%, respectively, from 2015 to 2016. While oil and natural gas prices rebounded somewhat during 2017, energy prices remain well below 2014 levels and there can be no assurance that a reoccurrence of price weakness will not arise in the future.

The decline in prices during the 2015-2016 period reduced, and any declines that may occur in the future can be expected to reduce, our revenues and profitability as well as the value of our reserves. Such declines adversely affect well and reserve economics and may reduce the amount of oil and natural gas that we can produce economically, resulting in deferral or cancellation of planned drilling and related activities until such time, if ever, as economic conditions improve sufficiently to support such operations. Any extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

We have experienced recurring operating losses.

Since our 2010 sale of certain operating assets in Colombia, we have had limited operating revenues and have incurred recurring losses from operations. While we saw an increase in operating revenues late in 2017 with the commencement of production from our initial wells in Reeves County, unless we are able to continue to grow production through drilling, acquisition or otherwise, we may continue to experience limited operated revenues and recurring losses from operations.

Our oil and gas holdings and operations are concentrated and we are dependent upon the results of drilling and production operations on a small number of prospects and wells; in particular, our Reeves County holdings and wells. If those properties and wells perform below expectations, we may experience production, revenues and profitability below expectations.

At December 31, 2017, we owned interests in 294 net acres and 0.98 net wells in the United States and our drilling plans for the foreseeable future are focused exclusively on our Reeves County, Texas acreage where we drilled two initial wells which came on production in late 2017. Although only on production for a limited time in 2017, our Reeves County wells accounted for 67% of our total production volumes during 2017. Our production, revenues and profitability for the foreseeable future are expected to be highly dependent upon the results of existing and future wells we may drill in Reeves County. In order grow our revenues and improve profitability, we must continue to drill productive wells. If existing wells, or future wells we may drill, in Reeves County perform below expectations, we may experience flat or declining production and revenues and may be unable to attain profitability.

We may be unable to make attractive acquisitions and any acquisitions may be subject to substantial risks that could adversely affects our business.

Acquisitions of additional mineral acreage at favorable prices is part of our strategy to increase and diversify our holdings and grow our production and revenues. We expect to focus our acquisition efforts in Reeves County and surrounding areas with an emphasis on acquiring smaller “stranded” acreage positions at favorable prices. Competition for mineral acreage in Reeves County and the greater Permian Basin is intense. Other operators, particularly large operators, have historically paid substantially higher prices for Reeves County acreage than we have paid. There can be no assurance that we will be able to successfully acquire additional acreage in Reeves County or elsewhere at favorable prices or at all. Even if we are successful in acquiring additional acreage on favorable terms, it is possible that such acreage (i) will be more speculative than higher priced acreage, (ii) may face challenges or limitations in drilling and operations such as lack of, or limited access to, critical infrastructure, due to the “stranded” nature of such acreage, or (iii) may prove uneconomical.

Our ability to acquire additional mineral acreage and to drill and develop our existing Reeves County acreage as well as other acreage that may be acquired is subject to availability of financing on satisfactory terms.

We do not presently have sufficient financial resources to conduct additional drilling operations on our Reeves County acreage or to consummate any meaningful acquisition. During 2017, we raised approximately $6.2 million through the sale of common stock and convertible preferred stock to fund acquisition of our existing Reeves County acreage, drill and complete our two initial wells on that acreage and pay costs of certain critical infrastructure to support operations on that acreage. Our share of well costs on our initial two wells, which varies depending on our working interest in the tracts comprising our Reeves County acreage, averaged approximately $1.6 million per well. While we continually learn from our prior operations and look to continually bring down costs, for each additional well on which we plan to participate, we will be required to secure financing to support our share of such costs.

We may continue to seek to access the capital markets to support planned drilling operations or acquisitions through sales of common stock, preferred stock or other securities or may seek debt financing to support such capital requirements. We do not presently have any commitments to provide equity or debt financing to support any future drilling operations or acquisitions and there can be no assurance that such financing will be available if and when needed on acceptable terms or at all. If we are unable to fund our share of drilling and completion costs of future wells on our Reeves County acreage, we may experience flat and declining production and revenues and decreased profitability and may be subject to penalties with respect to our interest in our Reeves County acreage.

Our Reeves County operations involve use of horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

Our operations in Reeves County involve utilizing some of the latest drilling and completion techniques as developed by our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

●	landing the wellbore in the desired drilling zone;

●	staying in the desired drilling zone while drilling horizontally through the formation;

●	running casing the entire length of the wellbore; and

●	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing wells include, but are not limited to, the following:

●	the ability to fracture stimulate the planned number of stages;

●	the ability to run tools the entire length of the wellbore during completion operations; and

●	The ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

Drilling in emerging areas is more uncertain than drilling in areas that are more developed and have a longer history of established drilling operations. New discoveries and emerging formations have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are worse than anticipated, the return on investment for a particular project may not be as attractive as anticipated and we may recognize noncash impairment charges to reduce the carrying value of our unproved properties in those areas.

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, water disposal and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget and operate profitably.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations. If the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. In particular, high levels of horizontal drilling and hydraulic fracturing operations in the Permian Basin have created increased demand, and higher costs, for associated drilling and completion services, water supply, handling and disposal and access to production handling and transportation infrastructure, each of which have resulted in higher than anticipated prices with respect to our initial Reeves County wells. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

We may not be able to obtain access on commercially reasonable terms or otherwise to pipelines and storage facilities, gathering systems and other transportation, processing, fractionation and refining facilities to market our oil and gas production; we rely on a limited number of purchasers of our products.

The marketing of oil and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, gathering systems and other transportation, processing, fractionation and refining facilities, as well as the existence of adequate markets. If there were insufficient capacity available on these systems, if these systems were unavailable to us, or if access to these systems were to become commercially unreasonable, the price offered for our production could be significantly depressed, or we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while we construct our own facility or await the availability of third party facilities. We rely on facilities developed and owned by third parties in order to store, process, transport, fractionate and sell our oil and gas production. Our plans to develop and sell our oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient transportation, storage or processing and fractionation facilities to us, especially in areas of planned expansion where such facilities do not currently exist.

For example, as a result of the absence of gathering systems to handle production from our initial Reeves County wells, production was deferred or associated gas flared pending construction of gathering systems and associated infrastructure serving the relevant leases. The amount of oil and gas that can be produced is subject to limitations in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. Curtailments arising from these and similar circumstances may last from a few days to several months, resulting in lost or curtailed production and revenues.

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

To the extent that we enter into transportation contracts with pipelines that are subject to FERC regulation, we are subject to FERC requirements related to use of such capacity. Any failure on our part to comply with FERC’s regulations and policies or with an interstate pipeline’s tariff could result in the imposition of civil and criminal penalties.

A limited number of companies purchase a majority of our production. The loss of a significant purchaser could have a material adverse effect on our ability to sell production.

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

Because a substantial percentage of our properties are unproven and/or undeveloped, we require significant capital to prove and develop such properties before they may become productive. Because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be successfully drilled and developed to the extent that they result in positive cash flow. Even if we are successful in our drilling and development efforts, it could take several years for a significant portion of our unproven properties to be converted to positive cash flow.

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

Our divestiture strategy exposes us to risks associated with a lack of diversification and a concentration of properties, increased dependence on a small number of properties, large variances in production and profitability and disproportionate risk of loss associated with drilling results and operations of one or a small number of properties.

Because a significant element of our strategy has been the opportunistic divestiture of properties and redeployment of resources to new properties, we have historically been focused on development of a small number of geographically concentrated prospects. Accordingly, we lack diversification with respect to the nature and geographic location of our holdings. As a result, we are exposed to higher dependence on individual resource plays, have experience large fluctuations in cash flows and profitability as a result of such divestitures and may experience substantial losses should a single individual prospect prove unsuccessful. Absent other operating properties, the failure or underperformance of a single prospect could materially adversely affect our financial resources, reserve and production outlook and profitability.

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

Our existing wells in Reeves County have been hydraulically fractured and future wells that we may drill in Reeves County are expected to be economically viable only if hydraulic fracturing is utilized to increase flows of oil and natural gas, particularly in shale formations. The use of hydraulic fracturing has been the subject of much scrutiny and debate in recent years with many activists and state and federal legislators and regulators actively pushing for most stringent regulation of such operations or even the ban of such operations.

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

We expect to require additional capital to support our future drilling plans and may issue additional shares of our common stock or equity-related securities to secure such capital. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

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

We currently lease approximately 4,739 square feet of office space in Houston, Texas as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The average monthly rental under the lease, which expires on October 31, 2022, is approximately $11,000. A description of our interests in oil and gas properties is included in “Item 1. Business.”

Item 3.	Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business. As of March 15, 2018, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “HUSA.” The following table sets forth the range of high and low sale prices of our common stock for each quarter during the past two fiscal years.

		High	Low
Calendar Year 2017	Fourth Quarter	$0.56	$0.30
	Third Quarter	0.94	0.45
	Second Quarter	1.05	0.23
	First Quarter	0.41	0.18

Calendar Year 2016	Fourth Quarter	$0.25	$0.16
	Third Quarter	0.23	0.18
	Second Quarter	0.30	0.16
	First Quarter	0.22	0.16

At March 15, 2018, the closing price of the common stock on NYSE American was $0.31 per share.

Holders

As of March 15, 2018, there were approximately 875 shareholders of record of our common stock.

Dividends

No dividends were paid on our common equity during calendar years 2016 or 2017. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,012,165	$1.86	4,987,835
Equity compensation plans not approved by security holders	—	—	—
	6,012,165	$1.86	4,987,835

(1)	Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2005 Stock Option Plan, the Houston American Energy Corp. 2008 Equity Incentive Plan and the Houston American Energy Corp. 2017 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent energy company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties with principal holdings in the U.S. Permian Basin and additional holdings in the U.S. Gulf Coast region and in the South American country of Colombia.

Our mission is to deliver outstanding net asset value per share growth to our investors via attractive oil and gas investments. Our strategy is to focus on early identification of, and opportunistic entrance into, existing and emerging resource plays. We do not operate wells but typically seek to partner with larger operators in development of resources or retain interests, with or without contribution on our part, in prospects identified, packaged and promoted to larger operators. By entering these plays earlier, identifying stranded blocks and partnering with, or promoting to, larger operators, we believe we can capture larger resource potential at lower cost and minimize our exposure to drilling risks and costs and ongoing operating costs.

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

Recent Developments

Commodity Pricing

Although still significantly below peak prices of 2014, energy prices rose beginning in late 2016 and continuing through 2017 following steep declines in the price of oil and natural gas during 2015 and into 2016. Week energy prices adversely affected our revenues, profitability and financial position during 2015 and 2016. Average realized prices from sales our oil and natural gas increased 26% and 68%, respectively, from 2016 to 2017, following decreases of 52% and 58%, respectively, from 2014 to 2016.

Change of Strategic Focus

In the face of continuing weakness in energy prices and recurring delays in development of our Colombia holdings, in May 2016, our management and board began evaluation of strategic alternatives, including evaluating opportunities to acquire direct and indirect interests in oil and gas assets in the U.S. and in international markets.

As a result of those efforts, during 2017, we acquired acreage, and shifted our strategic focus to pursuit of opportunities, in the U.S. Permian Basin (See “Permian Basin Assets – Reeves County” below). While we continue to hold our interests in Colombia and the U.S. Gulf Coast onshore region, our strategic focus during 2017 and for the foreseeable future has shifted to drilling and development of, and additions to, our Permian Basin holdings.

Permian Basin Assets – Reeves County

In January 2017, we executed an agreement with Founders Oil & Gas to acquire a 25% working interest, subject to a proportionate 5% back-in after prospect payout, in two lease blocks (the Johnson and O’Brien leases) in Reeves County, Texas. In February 2017, we completed the acquisition of a working interest in 717.25 gross acres in Reeves County, Texas, at a price of approximately $1.0 million. The acreage lay in the Delaware Basin region of the larger Permian Basin.

In conjunction with planned drilling and development of the O’Brien tract, and in order to optimize the length of planned horizontal leg and anticipated recoveries, Founders entered into a pooling arrangement pursuant to which the owner of adjoining acreage block contributed a portion of that acreage to the contract area covering by the O’Brien tract. As a result, our effective gross acreage in Reeves County increased to 960 acres and our average working interest across the acreage was reduced to 18.7%.

Drilling and Related Activity

During 2017, our drilling activities were focused solely on our Reeves County acreage were we successfully drilled and completed our first two wells, consisting of:

●	Johnson State #1H well, a horizontally drilled (4,510’ horizontal leg) hydraulically fractured well in the Wolfcamp A formation; and

●	O’Brien #3H well, a horizontally drilled (4,575’ horizontal leg) hydraulically fractured well in the Wolfcamp A formation.

Gathering systems and related infrastructure were constructed to serve both the Johnson and O’Brien blocks. Production and sales infrastructure were completed, and commercial oil and natural gas sales from the initial wells, commenced during the fourth quarter of 2017.

During 2017, our capital investment with respect to drilling and completion of our initial Reeves County wells and construction of associated infrastructure totaled $3,443,222.

During 2016, we conducted no drilling operations.

Financing Activities

In order to support operations and finance acquisition of our Reeves County acreage, drilling and completion of our first two wells and construction of associated infrastructure, we raised an aggregate of $6,210,613 of additional capital during 2017 from two preferred stock offerings and an “at-the-market” common stock offering. In addition, we raised short-term bridge financing to support continuing investments pending receipt of equity financing.

Series A Convertible Preferred Stock. In January 2017, we issued 1,200 shares of 12% Series A Convertible Preferred Stock for aggregate gross proceeds of $1.2 million. The Series A Convertible Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. Dividends totaling $70,500 were paid on the Series A Preferred Stock during 2017. At December 31, 2017, 1,175 shares of Series A Preferred Stock remained issued and outstanding.

Series B Convertible Preferred Stock and Warrants. In May 2017, we issued 909.6 units (the “Series B Units”) for $909,600. Each Series B Unit consisted of one share of 12% Series B Convertible Preferred Stock and a warrant to purchase common stock (the “Series B Warrant”).

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. Dividends totaling $81,920 were paid on the Series B Preferred Stock during 2017. At December 31, 2017, 895 shares of Series B Preferred Stock remained issued and outstanding.

The Series B Warrants are exercisable, for a period expiring May 3, 2018, to purchase an aggregate of 3,001,680 shares of common stock at $0.43 per share. The relative fair value of the warrants were valued on the date of grant at $194,934 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.10%; (2) expected life in years of 0.75; (3) expected stock volatility of 92.36%; and (4) expected dividend yield of 0%.

Bridge Loan and Warrants. In June 2017, we issued promissory notes (the “Bridge Loan Notes”) in the principal amount of $600,000 and warrants (the “Bridge Loan Warrants”) to purchase common stock. We received aggregate consideration for the Bridge Loan Notes and Warrants of $570,000.

The Bridge Loan Notes were unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full in 120 calendar days.

The Bridge Loan Notes were subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds we received from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes), (ii) 100% of net proceeds we received from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds we received from the sale of oil and gas produced from our Reeves County, Texas properties. Additionally, we had the option to prepay the Bridge Loan Notes, at our sole election, without penalty.

The Bridge Loan Warrants are exercisable, for a period of one year, to purchase an aggregate of 600,000 shares of common stock at $0.50 per share.

The Bridge Loan Notes had been repaid in full as of December 31, 2017.

“At-The-Market” Common Stock Offering. In July 2017, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“WestPark Capital”) pursuant to which we may sell, at our option, up to an aggregate of $5 million in shares of our common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “ATM Offering”) will be made, in accordance with one or more placement notices we may deliver to WestPark Capital, which notices shall set parameters under which shares may be sold. The ATM Offering will be made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. Additionally, we reimbursed WestPark Capital for $25,000 of expenses incurred in connection with the ATM Offering.

As of December 31, 2017, we had sold an aggregate of 7,817,157 shares in the ATM Offering and had received proceeds, net of commissions and expenses, of $4,101,013.

Employment Arrangements

During the quarter ended March 31, 2017, our compensation committee approved revised employment terms of John Boylan, our Chairman, CEO and President.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2017. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2017 and 2016:

	At December 31, 2017	At December 31, 2016
Acquisition costs	$141,318	$141,318
Evaluation costs	2,168,023	2,149,863
Total	$2,309,341	$2,291,181

The carrying value of unevaluated oil and gas prospects includes $2,309,341 and $2,284,187 expended for properties in South America at December 31, 2017 and 2016, respectively. We are maintaining our interest in these properties.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Oil and Gas Revenues. Total oil and gas revenues increased 280%, to $630,392 in 2017 from $165,910 in 2016. The increase in revenues was attributable to a combination of higher production and an increase in average prices realized from oil and gas sales.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2017 and 2016:

	2017	2016
Gross producing wells	10	9
Net producing wells	0.98	0.47
Net oil production (Bbls)	10,038	2,933
Net gas production (Mcf)	30,997	20,204
Oil—Average sales price per barrel	$50.81	$40.40
Gas—Average sales price per mcf	$3.88	$2.35

The increase in wells and production reflects the commencement of production from our Johnson #1H and O’Brien #3H wells. Both wells accounted for nominal oil sales during well testing in the third quarter of 2017 and commenced commercial oil and gas sales in mid-fourth quarter of 2017. The increase in production attributable to the two new Reeves County wells was supplemented by resumption of production from a well that had previously been offline and was partially offset by natural decline of other wells.

The change in average sales prices realized reflects fluctuations in global commodity prices. Realized prices stabilized and began increasing beginning in late 2016 and continuing through 2017 following sharp declines in oil and gas prices which began in late 2014 and continued through mid-2016.

Oil and gas sales revenues for 2017 and 2016 by region were as follows:

	Colombia	U.S.	Total
2017
Oil sales	$—	$510,006	$510,006
Gas sales	$—	$120,386	$120,386
2016
Oil sales	$—	$118,504	$118,504
Gas sales	$—	$47,406	$47,406

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, increased 123% to $216,429 in 2017 from $97,203 in 2016.

The increase in lease operating expenses was attributable to the commencement of production from our first two Reeves County wells, the resumption of production from a well that had been offline and increased salt water disposal fees.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2017	$—	$216,429	$216,429
2016	$—	$97,203	$97,203

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line. With the commencement of production in Reeves County and additional planned drilling in Reeves County lease operating expenses in the U.S. and overall, are expected to increase in 2018.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 47% to $161,489 in 2017 from $302,782 in 2016. The decrease in depreciation and depletion during 2017 was due to impairment of oil and gas properties during 2016, which reduced our costs subject to depletion, partially offset by investments in, and commencement of production from, our initial Reeves County wells late in 2017. Depreciation and depletion are expected to increase in 2018 as a result of investment in our Reeves County drilling program and increased production expected to result from the same.

Impairment of Oil and Gas Properties. We reported an impairment charge of $584,086 during 2016. The charge resulted from the effects of steeply lower commodity prices when applying the ceiling test under the full cost method of accounting.

General and Administrative Expenses. General and administrative expense increased by 8% to $1,822,667 in 2017 from $1,691,758 in 2016. The change in general and administrative expense was primarily attributable to (i) an increase in the base salary of our principal officer effective January 1, 2017, including deferred and accrued salary totaling $113,000, (ii) hiring of a non-executive officer for a two-month period, (iii) increased legal, professional and other costs associated with our efforts to finalize the acquisition of our Reeves County acreage, increase investor visibility, maintain our exchange listing and secure funding to satisfy our financial commitments with respect to the Reeves County acreage, and (iv) increased insurance costs; all partially offset by select salary reductions and timing related decreases in director fees.

Stock-Based Compensation. Stock-based compensation expense increased 120% to $306,000 in 2017 from $138,912 in 2016. The increase in stock-based compensation expense was primarily attributable to an option grant under our principal officer’s revised employment terms.

Other Income (Expense). Other income/expense, net, totaled $161,421 of expense during 2017 as compared to $7,206 of income during 2016. Other expense, net, during 2017 consisted of $171,605 of interest expense with respect to the Bridge Loan Notes, including $12,871 of cash interest expense, $30,000 of amortization of debt discount arising from the sale of the Bridge Loan Notes at a discount to face amount and $128,734 of deemed value of the Bridge Loan Warrants issued in conjunction with the Bridge Loan Notes; partially offset by interest earned on cash balances and one-time lease participation fee of $10,000 received during 2017. Other income during 2016 consisted of interest earned on cash balances held.

Financial Condition

Liquidity and Capital Resources. At December 31, 2017, we had a cash balance of $392,062 and working capital of $591,703 compared to a cash balance of $481,172 and working capital of $423,795 at December 31, 2016.

Cash Flows. Operating activities used cash of $1,716,847 during 2017 compared to $1,297,153 of cash used during 2016. The change in cash used in operations was primarily attributable to period to period changes in operating assets and liabilities, in particular, an increase in accounts receivable of $347,548 relating to sales from our Reeves County properties commencing late in the fourth quarter of 2017.

Investing activities used $4,412,456 of cash during 2017 compared to $209,222 of cash used during 2016. The increase in cash used in investing activities is attributable to investments in our Reeves County properties, including acquisition of acreage ($1,043,977) and investments in drilling and completion of our first two wells and construction of associated infrastructure ($3,368,479).

Financing activities provided cash of $6,040,193 during 2017 compared to $135,973 of cash used during 2016. The change in cash flow from financing activity reflects the receipt of gross funds from the sale, during 2017, of Common Stock under our ATM Offering ($4,101,013), Series A Preferred Stock ($1,200,000), Series B Preferred and Series B Warrants ($909,600), and Bridge Loan Notes and Bridge Loan Warrants ($570,000), partially offset by the payment of dividends on the Series A and Series B Preferred Stock ($140,420) and repayment of Bridge Loan Notes ($600,000), while funds were used during 2016 for the purchase of treasury stock.

Long-Term Liabilities. At December 31, 2017, we had long-term liabilities of $84,903 as compared to $27,444 at December 31, 2016. Long-term liabilities, as of December 31, 2017, consisted of a reserve for plugging costs of $35,658 and deferred rent of $49,245.

Capital and Exploration Expenditures. During 2017, we invested $4,512,353 for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $1,043,977, principally attributable to acreage acquired in Reeves County, Texas, (2) cost of drilling and hydraulic fracturing of, and construction of gas sales lines to, our Johnson State #1H well and O’Brien #3H well, totaling in the aggregate $3,443,222, and (3) preparation and evaluation costs in Colombia of $25,154. Of the amount invested, we capitalized $25,154 to oil and gas properties not subject to amortization and $4,487,199 to oil and gas properties subject to amortization.

Planned Capital and Exploration Spending. Our principal capital and exploration expenditures during 2018 are expected to relate to drilling additional wells on our Reeves County acreage and possibly opportunistic acquisitions of additional acreage in the Permian Basin. We plan to drill additional wells on our Reeves County acreage during 2018. The actual timing and number of wells drilled during 2018 will be principally controlled by Founders Oil & Gas, operator of the Reeves County acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of Founders.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well, we have not as yet established a drilling budget for 2018. With the completion of sales lines and other infrastructure serving our Reeves County acreage and experience gained from drilling our initial wells, we anticipate that costs to drill and bring future wells onto production will decrease, and delays in bringing production on line will be minimized or eliminated, as compared to our experience in bringing our initial wells onto production.

Financing Requirements. Our cash holdings, together with revenues from our initial Reeves County wells, are expected to be adequate to support operations during 2018 but are not adequate to fund our share of drilling and completion costs on any wells that may be drilled in Reeves County in 2018.

In order to fund our estimated drilling and completion of wells on our Reeves County acreage, or costs of any acquisitions or other operations we may participate in, during 2018, and beyond, we expect that we will be required to raise additional capital.

While we may, among other efforts, pursue additional sales of shares in our ATM Offering, private sales of equity and debt securities and may realize additional funding from exercise of outstanding warrants, we presently have no commitments to provide additional funding, through the exercise of warrants or otherwise, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our Reeves County, or other, acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

Contractual Obligations. At December 31, 2017, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2017:

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Operating leases	$630,681	$125,978	$259,065	$245,638	$—
Total	$630,681	$125,978	$259,065	$245,638	$—

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (“ORRI”) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to third parties. Our Reeves County acreage is subject to a 1% ORRI in favor of each of our current Chairman and Chief Executive Officer and our former Chairman and Chief Executive Officer. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of a current director and our former Chairman and Chief Executive Officer.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2017.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2017, and their ages and positions as of that date, are as follows:

Name	Age	Position
John P. Boylan	51	President, Chief Executive Officer and Chairman

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.
2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	At-the-Market Issuance Sales Agreement, dated July 10, 2017, by and between Houston American Energy Corp. and WestPark Capital, Inc.	8-K	07/11/17	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Certificate of Designations of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	4.1

4.3	Certificate of Designations of 12.0% Series B Convertible Preferred Stock	8-K	05/08/17	4.1

10.1	Form of Securities Purchase Agreement, dated January 31, 2017, relating to the sale of shares of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	10.1

10.2	Form of Securities Purchase Agreement, dated May 3, 2017, relating to the sale of shares of 12.0% Series B Convertible Preferred Stock and Warrants	8-K	05/08/17	10.2

10.3	Form of Warrant, dated May 3, 1017	8-K	05/08/17	10.1

10.4	Form of Bridge Loan Agreement	8-K	06/28/17	10.1

10.5	Form of Bridge Loan Note	8-K	06/28/17	10.2

10.6	Form of Warrant	8-K	06/28/17	10.3

10.7	Participation Agreement, dated January 4, 2017, with Founders Oil and Gas III, LLC	8-K	01/05/17	10.1

10.8	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.9	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.10	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.11	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

23.1	Consent of GBH CPAs, PC				X

23.2	Consent of Lonquist & Co., LLC				X

23.3	Consent of Russell K. Hall & Associates, Inc.				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC				X

99.3	Report of Russell K. Hall & Associates, Inc.				X

* Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

  Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.

Dated: March 30, 2018

	By:	/s/ John P.Boylan
John P. Boylan
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Boylan	Chairman, Chief Executive Officer, President and Director	March 30, 2018
John P. Boylan	(Principal Executive Officer and Principal Financial Officer)

/s/ O. Lee Tawes, III	Director	March 30, 2018
O. Lee Tawes, III

/s/ Stephen Hartzell	Director	March 30, 2018
Stephen Hartzell

/s/ Roy Jageman	Director	March 30, 2018
Roy Jageman

/s/ Keith Grimes	Director	March 30, 2018
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Houston American Energy Corp.

Houston, TX

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GBH CPAs, PC

We have served as the Company’s auditor since 2010.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 30, 2018

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$392,062	$481,172
Accounts receivable – oil and gas sales	347,548	—
Prepaid expenses and other current assets	3,750	3,750

TOTAL CURRENT ASSETS	743,360	484,922

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	60,139,526	55,639,333
Costs not being amortized	2,309,341	2,291,181
Office equipment	90,004	90,004
Total	62,538,871	58,020,518
Accumulated depletion, depreciation, amortization, and impairment	(55,725,080)	(55,563,591)

PROPERTY AND EQUIPMENT, NET	6,813,791	2,456,927

Other assets	3,167	3,167
TOTAL ASSETS	$7,560,318	$2,945,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$127,036	$50,122
Accrued expenses	24,621	11,005

TOTAL CURRENT LIABILITIES	151,657	61,127

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	35,658	27,444
Deferred rent obligation	49,245	—
TOTAL LONG-TERM LIABILITIES	84,903	27,444

TOTAL LIABILITIES	236,560	88,571

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 2,070 and 0 shares issued and outstanding	2	—
Common stock, par value $0.001; 150,000,000 shares authorized 59,260,101 and 52,169,945 shares issued	59,260	52,170
Additional paid-in capital	72,482,303	66,158,593
Treasury shares, at cost; 0 and 892,557 shares, respectively	—	(174,125)
Accumulated deficit	(65,217,807)	(63,180,193)

TOTAL SHAREHOLDERS’ EQUITY	7,323,758	2,856,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,560,318	$2,945,016

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

OIL AND GAS REVENUE	$630,392	$165,910

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	216,429	97,203
Depreciation and depletion	161,489	302,782
Impairment of oil and gas properties	—	584,086
Stock-based compensation	306,000	138,912
General and administrative expense	1,822,667	1,691,758

Total operating expenses	2,506,585	2,814,741

Loss from operations	(1,876,193)	(2,648,831)

OTHER INCOME (EXPENSE)
Interest income	184	7,206
Other income	10,000	—
Interest expense	(171,605)	—

Total other income (expense), net	(161,421)	7,206

Loss before taxes	(2,037,614)	(2,641,625)

Income tax expense (benefit)	—	—

Net loss	$(2,037,614)	$(2,641,625)

Basic and diluted net loss per common share outstanding	$(0.04)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	53,879,606	51,472,124

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

					Additional			Retained
	Common Stock		Preferred Stock		Paid-in	Treasury Stock		Earnings
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total

Balance at December 31, 2015	52,169,945	$52,170	—	$—	$66,019,681	190,000	$(38,152)	$(60,538,568)	$5,495,131
Stock-based compensation	—	—	—	—	138,912	—	—	—	138,912
Acquisition of treasury stock	—	—	—	—	—	702,557	(135,973)	—	(135,973)
Net loss	—	—	—	—	—	—	—	(2,641,625)	(2,641,625)
Balance at December 31, 2016	52,169,945	52,170	—	—	66,158,593	892,557	(174,125)	(63,180,193)	2,856,445

Issuance of common stock for cash, net	7,817,157	7,818	—	—	4,093,195	—	—	—	4,101,013
Conversion of Series A and Series B Preferred Stock to common stock	165,556	165	(39.6)	—	(165)	—	—	—	—
Issuance of Series A and Series B Preferred Stock for cash	—	—	2,109.6	$2	2,109,598	—	—	—	2,109,600
Stock-based compensation	—	—	—	—	306,000	—	—	—	306,000
Retirement of treasury shares	(892,557)	(893)	—	—	(173,232)	(892,557)	174,125	—	—
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(140,420)	—	—	—	(140,420)
Debt discount from issuance of warrants as debt inducement	—	—	—	—	128,734	—	—	—	128,734
Net loss	—	—	—	—	—	—	—	(2,037,614)	(2,037,614)
Balance at December 31, 2017	59,260,101	$59,260	2,070.0	$2	$72,482,303	—	—	$(65,217,807)	$7,323,758

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,037,614)	$(2,641,625)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and depletion	161,489	302,782
Accretion of asset retirement obligation	2,214	552
Impairment of oil and gas properties	—	584,086
Stock-based compensation	306,000	138,912
Bad debt expense	—	262,016
Amortization of debt discount	158,734	—
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(347,548)	—
(Increase)/decrease in prepaid expense and other current assets —	—	34,507
Increase/(decrease) in accounts payable and accrued expenses	(9,367)	21,617
Increase in deferred rent obligation	49,245	—
Net cash used in operations	(1,716,847)	(1,297,153)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for acquisition and development of oil and gas properties and assets	(4,412,456)	(209,222)
Net cash used in investing activities	(4,412,456)	(209,222)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of debt discount	570,000	—
Payments on notes payable	(600,000)	—
Proceeds from issuance of Series A Preferred Stock	1,200,000	—
Proceeds from issuance of Series B Preferred Stock	909,600	—
Proceeds from issuance of common stock for cash, net	4,101,013	—
Payment of preferred stock dividends	(140,420)	—
Payment for acquisition of treasury shares	—	(135,973)
Net cash provided by (used in) financing activities	6,040,193	(135,973)

INCREASE (DECREASE) IN CASH	(89,110)	(1,642,348)
Cash, beginning of year	481,172	2,123,520
Cash, end of year	$392,062	$481,172

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,871	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in reserve for plugging and abandonment costs	$6,000	$1,630
Accrued oil and gas development costs	$99,897	$—
Debt discount from issuance of warrants as debt inducement	$128,734	$—
Conversion of Series A and Series B Preferred Stock to common stock	$165	$—
Retirement of treasury shares	$174,125	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Houston American Energy Corp. (a Delaware Corporation) (“the Company” or “HUSA”) was incorporated in 2001. The Company is engaged, as a non-operating joint owner, in the exploration, development, and production of natural gas, crude oil, and condensate from properties. The Company’s principal properties are in the Texas Permian Basin with additional holdings in Gulf Coast areas of the United States and international holdings in Colombia, South America.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of approximately $56,830 in excess of the FDIC’s current insured limit of $250,000 at December 31, 2017 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary. In evaluating the need for an allowance, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made. As of December 31, 2017, the Company evaluated their receivables and determined that no allowance was necessary.

Oil and Gas Revenues

The Company recognizes sales revenues, net of royalties and net profits interests, based on the amount of gas, oil, and condensate sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline. The Company follows the sales method to account for natural gas imbalances. Sales may result in more or less of the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceeds the Company’s entitled share and the accumulated overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company’s entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at December 31, 2017 or 2016.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $161,378 and $301,786 for the years ended December 31, 2017 and 2016, respectively and accumulated amortization, depreciation and impairment was $55,635,076 and $55,473,698 at December 31, 2017 and 2016, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2017 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2017 and 2016, the Company impaired oil and gas properties in the amount of $0 and $584,086, respectively.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $111 and $996 for 2017 and 2016, respectively, and accumulated depreciation was $90,004 and $89,893 at December 31, 2017 and 2016, respectively.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock and stock options based on the grant date fair value of the awards. The Company determines the fair value of stock option grants using the Black-Scholes option pricing model. The Company determines the fair value of shares of non-vested stock based on the last quoted price of our stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As stock-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. As of December 31, 2017, the Company had 1,175 shares of 12.0% Series A Convertible Preferred Stock and 895 shares of 12.0% Series B Convertible Preferred Stock issued and outstanding.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and shares issuable upon conversion of convertible preferred stock using the “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the year ended December 31, 2017, outstanding options, warrants and convertible preferred stock exercisable to purchase, or convertible into, 6,012,165 shares of common stock, 3,651,680 shares of common stock, 8,362,222 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the year ended December 31, 2016, outstanding options to purchase 5,232,165 shares of common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

The Company’s Reeves County, Texas properties accounted for all of the Company’s drilling operations and substantially all of its oil and gas investments in 2017. In the event of a significant negative change in operations or operating outlook pertaining to the Company’s Reeves County properties, the Company may be forced to abandon or suspend such operations, which abandonment or suspension could be materially harmful to the Company.

Additionally, the Company currently has interests in concessions in Colombia and expects to be active in Colombia for the foreseeable future. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Company’s Colombian operations, the Company may be forced to abandon or suspend its efforts. Either of such events could be harmful to the Company’s expected business prospects.

At December 31, 2017, 63% of the Company’s net oil and gas property investment, and 72% of its revenue for the year ended December 31, 2017, was in or derived from its Reeves County holdings and 34% of the Company’s net oil and gas property investment and 0% of its revenue for the year ended December 31, 2017 was with or derived from its interests operated in Colombia.

For 2017, our oil production from the Company’s mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2017 and 2016, respectively.

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2017 through the date the consolidated financial statements were issued.

Recent Accounting Developments

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The ASU clarifies which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company’s stock-based payment awards.

NOTE 2—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2017 included the following:

	United States	South America	Total

Evaluated properties being amortized	$10,684,824	$49,454,702	$60,139,526
Accumulated depreciation, depletion, amortization and impairment	(6,180,374)	(49,454,702)	(55,635,076)
Net capitalized costs	$4,504,450	$—	$4,504,450

Evaluated oil and gas properties subject to amortization at December 31, 2016 included the following:

	United States	South America	Total

Evaluated properties being amortized	$6,184,631	$49,454,702	$55,639,333
Accumulated depreciation, depletion, amortization and impairment	(6,018,996)	(49,454,702)	(55,473,698)
Net capitalized costs	$165,635	$—	$165,635

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2017 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$141,318	$141,318
Geological, geophysical, screening and evaluation costs	—	2,168,023	2,168,023
Total	$—	$2,309,341	$2,309,341

Unevaluated oil and gas properties not subject to amortization at December 31, 2016 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$141,318	$141,318
Geological, geophysical, screening and evaluation costs	6,994	2,142,869	2,149,863
Total	$6,994	$2,284,187	$2,291,181

During 2017, the Company invested $4,512,353, net, for the acquisition and development of oil and gas properties consisting of (1) the cost of the acquisition of U.S. properties of $1,043,977, net, principally attributable to acreage acquired in Reeves County, Texas, (2) drilling and completion costs on U.S. properties of $3,443,222 attributable to operations of the Company’s Reeves County, Texas, acreage, and (3) preparation and evaluation of costs in Colombia of $25,154. Of the amount invested, the Company capitalized $25,154 to oil and gas properties not subject to amortization and capitalized $4,487,199 to oil and gas properties subject to amortization.

NOTE 3—Asset Retirement Obligations

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2017 and 2016.

	2017	2016

ARO liability at January 1	$27,444	$25,262
Accretion expense	2,214	552
Obligations incurred for development of oil and gas properties	6,000	1,630

ARO liability at December 31	$35,658	$27,444

NOTE 4 – NOTES PAYABLE

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

The Bridge Loan Notes were recorded net of debt discount in the amount of $158,734. The debt discount consists of (i) $30,000 excess in the face amount of the Bridge Loan Notes over the consideration paid plus (ii) the value of the Bridge Loan Warrants, totaling $128,734. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense. During 2017, interest expense paid in cash totaled $12,871 and interest expense attributable to amortization of debt discount totaled $158,734. See “Note 6 – Capital Stock – Warrants – Bridge Loan Warrants.”

The holders of $300,000 in the face amount of the Bridge Loan Notes waived mandatory prepayment at both July 31, 2017 and August 31, 2017 and the holders of the remaining $300,000 in face amount of the Bridge Loan Notes were repaid in full pursuant to the mandatory prepayment provision. The balance of the Bridge Loan Notes, in the amount of $300,000, were repaid in full as of December 30, 2017.

NOTE 5—STOCK-BASED COMPENSATION

In 2005, the Company’s Board of Directors adopted the Houston American Energy Corp. 2005 Stock Option Plan (the “2005 Plan”). The terms of the 2005 Plan allow for the issuance of up to 500,000 options to purchase 500,000 shares of the Company’s common stock.

In 2008, the Company’s Board of Directors adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan”). The terms of the 2008 Plan, as amended in 2012 and 2013, allow for the issuance of up to 6,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock.

In 2017, the Company’s Board of Directors adopted the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan” and, together with the 2005 Plan and the 2008 Plan, the “Plans”). The terms of the 2017 Plan allow for the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

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

Option activity during 2017 and 2016 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	4,432,165	$2.47
Granted	820,000	$0.22
Exercised	—	$—
Forfeited	(20,000)	$4.10

Outstanding at December 31, 2016	5,232,165	$2.11
Granted	1,400,000	$0.33
Exercised	—	$—
Forfeited	(620,000)	$0.47

Outstanding at December 31, 2017	6,012,165	$1.86	5.90	$253,483
Exercisable at December 31, 2017	5,252,165	$2.09	5.56	$186,253

During 2017 and 2016, the Company recognized $304,189 and $138,912, respectively, of stock-based compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2017, non-vested options totaled 760,000 and total unrecognized stock-based compensation expense related to non-vested stock options was $101,610. The unrecognized expense is expected to be recognized over a weighted average period of 1.42 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2017 is 5.90 years and 5.17 years, respectively.

As of December 31, 2017, there were 4,987,835 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects stock-based compensation recorded by the Company for 2017 and 2016:

	2017	2016

Stock-based compensation expense from stock options and warrants included in general and administrative expense	$306,000	$138,911
Earnings per share effect of stock-based compensation expense	$(0.00)	$(0.00)

NOTE 6 – CAPITAL STOCK

Treasury Stock

We account for repurchases of common stock using the cost method with common stock in treasury classified in the consolidated balance sheets as a reduction of shareholders’ equity. During the years ended December 31, 2017 and 2016, the Company acquired 0 and 702,557 shares of common stock, respectively, for $0 and $135,973, respectively.

In March 2017, the Company’s board of directors approved the cancellation of all shares of common stock held in treasury. As a result, 892,557 shares of common stock were cancelled and $174,125 previously classified on the balance sheet as treasury stock was reclassified as a reduction in additional paid-in capital.

Common Stock - At-the-Market Offering

In July 2017, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“WestPark Capital”) pursuant to which the Company may sell, at its option, up to an aggregate of $5 million in shares of its common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “ATM Offering”) will be made, in accordance with one or more placement notices delivered by the Company to WestPark Capital, which notices shall set parameters under which shares may be sold. The ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. Additionally, the Company reimbursed WestPark Capital for $25,000 of expenses incurred in connection with the ATM Offering. As of December 31, 2017, the Company had sold an aggregate of 7,817,157 shares in the ATM Offering and had received proceeds, net of commissions and expenses, of $4,101,013.

Series A Convertible Preferred Stock

In January 2017, the Company issued 1,200 shares of 12% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $1.2 million. The Series A Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. During 2017, the Company paid $70,500 of dividends on its Series A Preferred Stock and 25 shares of Series A Preferred Stock were converted to 125,000 shares of Common Stock.

Series B Convertible Preferred Stock

In May 2017, the Company received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Series B Warrant”).

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at our option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends. During 2017, the Company paid $81,920 of dividends on its Series B Preferred Stock and 14.6 shares of Series B Preferred Stock were converted to 40,556 shares of Common Stock.

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

Consultant Warrants. In September 2017, the Company issued warrants (the “Consultant Warrants”) to a consultant. The Consultant Warrants are exercisable to purchase 50,000 shares of common stock at $0.55 per share and expire December 31, 2021. The Consultant Warrants are first exercisable, subject to continuing provision of services under a services agreement, as to 12,500 shares on each of December 6, 2017, September 6, 2018, September 6, 2019 and September 6, 2020. The relative value of the warrants were valued on the date of grant at $16,132 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.63%; (2) expected life in years of 4.32; (3) expected stock volatility of 99.75%; and (4) expected dividend yield of 0%. The Company recognized $1,811 of stock-based compensation expense related to the vesting of the Consultant Warrants during 2017.

A summary of warrant activity and related information for 2017 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2017	—	$—
Issued	3,651,680	0.44
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2017	3,651,680	$0.44	$—
Exercisable at December 31, 2017	3,614,180	$0.44	$—

NOTE 7—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2017 and 2016.

	2017	2016

Income (loss) before income taxes	$(2,037,615)	$(2,641,625)

Income tax expense (benefit) computed at statutory rates	$(713,165)	$(924,569)
Permanent differences, nondeductible expenses	5,371	514
Increase (decrease) in valuation allowance	(7,283,514)	874,987
Other adjustment	44,279	49,068
Federal tax rate change	7,947,029	—
Tax provision	$—	$—

Total provision
Foreign	$—	$—
Total provision (benefit)	$—	$—

At December 31, 2017 the Company has a federal tax loss carry forward of $53,001,669 and a foreign tax credit carry forward of $505,745, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2017 and 2016 are set out below.

	2017	2016
Non-Current Deferred tax assets:
Net operating loss carry forward	$11,130,350	$16,872,064
Foreign tax credit carry forward	505,745	505,745
Deferred state tax	13,966	23,277
Stock compensation	1,891,857	3,090,907
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(919,070)	(454,590)
Other	(196,560)	(327,600)
Colombia future tax obligations	—	—
Total Non-Current Deferred tax assets	12,426,288	19,709,803
Valuation Allowance	(12,426,288)	(19,709,803)
Net deferred tax asset	$—	$—

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol. Colombia’s current income tax rate is 25%. During 2017 and 2016, we recorded no foreign tax expense.

Effect of New Federal Tax Reform Legislation

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $7,947,029 and a corresponding reduction in the valuation allowance.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. The lease agreement requires future payments as follows:

Year	Amount

2018	$125,978
2019	128,348
2020	130,717
2021	133,087
2022	112,551

Total	$630,681

Total rental expense was $119,619 and $107,620 in 2017 and 2016, respectively. The Company does not have any capital leases or other operating lease commitments.

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

Production Incentive Arrangements and ORRIs

In conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (“ORRI”) in various properties and have adopted a Production Incentive Compensation Plan under which grant interests in pools, which may take the form of ORRIs, to provide additional incentive identify and secure attractive oil and gas properties.

Production Incentive Compensation Plan. In August 2013, the Company’s compensation committee adopted a Production Incentive Compensation Plan. The purpose of the Plan is to encourage employees and consultants participating in the Plan to identify and secure for the Company participation in attractive oil and gas opportunities.

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

During 2017, a Pool was established under the Plan representing an aggregate of 2% of the Company’s interest in the Company’s Reeves County acreage.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out.

ORRI Grants. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of a current director and our former Chairman and Chief Executive Officer. During 2017, ORRIs were issued to two employees in full settlement of obligations under the Plan with respect to the Pool established relating to the Reeves County acreage.

Payments made by the Company under the Plan and ORRI’s paid totaled $6,016 and $0 in 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had accrued $7,781 and $616, respectively, under the Plan as accounts payable.

NOTE 9—SUBSEQUENT EVENTS

Preferred Stock Conversion. In January 2018, the Company issued 250,000 shares of Common Stock on conversion of 50 shares of Series A Convertible Preferred Stock.

Consultant Warrants. In January 2018, the Company issued warrants (the “Consultant Warrants”) to a consultant. The Consultant Warrants are exercisable to purchase 50,000 shares of common stock at $0.40 per share and expire December 31, 2020. The Consultant Warrants are first exercisable, subject to continuing provision of services under a services agreement, on February 28, 2018.

Stock Option Grants. In February and March 2018, options to purchase an aggregate of 1,500,000 shares were granted to an executive officer and an employee of the Company. All of the options have a ten-year life and are exercisable at prices ranging from $0.2922 to $0.30 per share, the fair market value on the dates of grant. The option grants vest 1/3 on each of the first three anniversaries of the grant date.

NOTE 10—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2017 and 2016 and long-lived assets as of December 31, 2017 and 2016 attributable to each geographical area are presented below:

	2017		2016
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$630,392	$4,504,450	$165,910	$260,110
South America	—	2,309,341	—	2,284,187
Total	$630,392	$6,813,791	$165,910	$2,544,297

NOTE 11—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2017	2016
Revenues
North America	$630,392	$165,910
South America	—	—
	$630,392	$165,910

Production Cost
North America	$216,429	$97,203
South America	—	—
	$216,429	$97,203

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2017, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$—	$2,309,341	$2,309,341
Proved properties being amortized	10,684,824	49,454,702	60,139,526
Accumulated depreciation, depletion, amortization and impairment	(6,180,374)	(49,454,702)	(55,635,076)

Net capitalized costs	$4,504,450	$2,309,341	$6,813,791

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $10.61 for the United States and $0 for South America for the year ended December 31, 2017.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2017 and 2016 are summarized below:

	2017
	United States	South America
Property acquisition costs:
Proved	$1,043,977	$—
Unproved	—	25,154
Exploration costs	3,443,222	—
Development costs	—	—

Total costs incurred	$4,487,199	$25,154

	2016
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	6,994	—
Exploration costs	31,415	170,812
Development costs	—	—

Total costs incurred	$38,409	$170,812

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

The unaudited supplemental information on oil and gas exploration and production activities has been presented in accordance with reserve estimation and disclosures rules issued by the SEC in 2008. Under those rules, average first-day-of-the-month price during the 12-month period before the end of the year are used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. Disclosures by geographic area include the United States and South America, which consists of our interests in Colombia. The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

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

The reserve estimates set forth below were prepared by Russell K. Hall and Associates, Inc. (“R.K. Hall”) and Lonquist & Co., LLC (“Lonquist”), utilizing reserve definitions and pricing requirements prescribed by the SEC. R.K. Hall and Lonquist are independent professional engineering firms specializing in the technical and financial evaluation of oil and gas assets. R.K. Hall’s report was conducted under the direction of Russell K. Hall, founder and President of R.K. Hall. Mr. Hall holds a BS in Mechanical Engineering from the University of Oklahoma and is a registered professional engineer with more than 30 years of experience in reserve evaluation services. Lonquist’s report was conducted under the direction of Don E. Charbula, P.E., Vice President of Lonquist. Mr. Charbula holds a BS in Petroleum Engineering from The University of Texas at Austin and is a registered professional engineer with more than 30 years of experience in production engineering, reservoir engineering, acquisitions and divestments, field operations and management. R.K. Hall, Lonquist and their respective employees have no interest in the Company, and were objective in determining the results of the Company’s reserves. Lonquist used a combination of production performance, offset analogies, seismic data and their interpretation, subsurface geologic data and core data, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or development plans, to estimate our reserves. The Company does not operate any of its oil and gas properties.

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2015	57,700	8,850	—	—	57,700	8,850

Revisions of prior estimates	2,524	2,763	—	—	2,524	2,763
Production	(20,204)	(2,933)	—	—	(20,204)	(2,933)

Balance December 31, 2016	40,020	8,680	—	—	40,020	8,680

Discoveries	2,782,055	389,455	—	—	2,782,055	389,455
Revisions to prior estimates	48,983	3,116	—	—	48,983	3,116
Production	(30,997)	(10,038)	—	—	(30,997)	(10,038)

Balance December 31, 2017	2,840,061	391,213	—	—	2,840,061	391,213

Proved developed reserves
at December 31, 2016	40,020	8,680	—	—	40,020	8,680
at December 31, 2017	1,666,031	149,088	—	—	1,666,031	149,088

Proved undeveloped reserves
at December 31, 2016	—	—	—	—	—	—
at December 31, 2017	1,174,030	242,125	—	—	1,174,030	242,125

As of December 31, 2017, the Company had proved undeveloped (“PUD”) reserves totaling 242,125 bbls and 1,174,030 mcf. As of December 31, 2016, the Company had no PUD reserves. No PUD reserves were converted to proved developed producing reserves in 2017 or 2016.

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

Standardized measure of discounted future net cash flows at December 31, 2017:

	United States	South America	Total
Future cash flows from sales of oil and gas	$27,514,923	$—	$27,514,923
Future production cost	(6,628,886)	—	(6,628,886)
Future development cost	(4,758,170)	—	(4,758,170)
Future net cash flows	16,127,867	—	16,127,867

10% annual discount for timing of cash flow	(9,279,012)	—	(9,279,012)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$6,848,855	$—	$6,848,855

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(413,962)	$—	$(413,962)
Change due to revisions in standardized variables:
Accretion of discount	16,413	—	16,413
Net change in sales and transfer price, net of production costs	197	—	197
Net change in future development cost	(4,758,170)	—	(4,758,170)
Discoveries	6,517,865	—	6,517,865
Revision and others	(57,247)	—	(57,247)
Changes in production rates and other	5,379,629	—	5,379,629

Net	6,684,725	—	6,684,725
Beginning of year	164,130	—	164,130

End of year	$6,848,855	$—	$6,848,855

Standardized measure of discounted future net cash flows at December 31, 2016:

	United States	South America	Total
Future cash flows from sales of oil and gas	$460,760	$—	$460,760
Future production cost	(264,730)	—	(264,730)
Future net cash flows	196,030	—	196,030

10% annual discount for timing of cash flow	(31,900)	—	(31,900)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$164,130	$—	$164,130

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(68,707)	$—	$(68,707)
Change due to revisions in standardized variables:
Accretion of discount	25,438	—	25,438
Net change in sales and transfer price, net of production costs	(147,362)	—	(147,362)
Revision and others	(43,109)	—	(43,109)
Changes in production rates and other	143,490	—	143,490

Net	(90,250)	—	(90,250)
Beginning of year	254,380	—	254,380

End of year	$164,130	$—	$164,130

NOTE 12—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2017
Operating revenue	$57,633	$46,275	$111,741	$414,743
Loss from operations	(502,514)	(469,238)	(621,778)	(282,663)
Net loss	(502,399)	(466,274)	(786,278)	(282,663)

Loss per common share – basic	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Loss per common share – diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

2016
Operating revenue	$48,260	$33,887	$39,738	$44,025
Loss from operations	(343,411)	(492,202)	(371,192)	(1,442,026)
Net loss	(339,451)	(490,406)	(370,343)	(1,441,425)

Loss per common share – basic	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Loss per common share – diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

