Form 10-Q
period 2018-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2018-05-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, we had 59,510,101 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$211,559	$392,062
Accounts receivable – oil and gas sales	437,566	347,548
Prepaid expenses and other current assets	41,666	3,750
TOTAL CURRENT ASSETS	687,791	743,360
PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	60,143,292	60,139,526
Costs not being amortized	2,312,852	2,309,341
Office equipment	90,004	90,004
Total	62,546,148	62,538,871
Accumulated depletion, depreciation, amortization, and impairment	(55,821,790)	(55,725,080)
PROPERTY AND EQUIPMENT, NET	6,724,358	6,813,791

Other assets	3,167	3,167
TOTAL ASSETS	$7,418,316	$7,560,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$87,390	$127,036
Accrued expenses	13,222	24,621
TOTAL CURRENT LIABILITIES	100,612	151,657

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	36,432	35,658
Deferred rent obligation	47,926	49,245
TOTAL LONG-TERM LIABILITIES	84,358	84,903

TOTAL LIABILITIES	184,970	236,560

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, 2,020 and 2,070 shares issued and outstanding, respectively	2	2
Common stock, par value $0.001; 150,000,000 shares authorized 59,510,101 and 59,260,101 shares issued and outstanding, respectively	59,510	59,260
Additional paid-in capital	72,444,552	72,482,303
Accumulated deficit	(65,270,718)	(65,217,807)
TOTAL SHAREHOLDERS’ EQUITY	7,233,346	7,323,758
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,418,316	$7,560,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017

OIL AND GAS REVENUE	$754,157	$57,633

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	263,285	23,154
General and administrative expense	421,724	449,343
Stock-based compensation	25,349	69,954
Depreciation and depletion	96,710	17,696
Total operating expenses	807,068	560,147

Loss from operations	(52,911)	(502,514)

OTHER INCOME
Interest income	—	115
Total other income	—	115

Net loss before taxes	(52,911)	(502,399)

Income tax expense	—	—

Net loss	$(52,911)	$(502,399)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Based and diluted weighted average number of common shares outstanding	59,460,101	51,277,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,911)	$(502,399)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	96,710	17,696
Accretion of asset retirement obligation	774	558
Stock-based compensation	25,349	69,954
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(90,018)	—
Decrease/(increase) in prepaid expenses and other current assets	(37,916)	(33,750)
Increase/(decrease) in accounts payable and accrued expenses	(51,045)	86,003
Increase/(decrease) in deferred rent	(1,319)	—

Net cash used in operating activities	(110,376)	(361,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(7,277)	(997,985)

Net cash used in investing activities	(7,277)	(997,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Preferred Stock dividends	(62,850)	—
Proceeds from issuance of Series A Preferred Stock	—	1,200,000

Net cash provided by (used in) financing activities	(62,850)	1,200,000

Decrease in cash	(180,503)	(159,923)
Cash, beginning of period	392,062	481,172
Cash, end of period	$211,559	$321,249

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series A Convertible Preferred Stock to common stock	$250	$—
Retirement of treasury shares	$—	$174,125

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2017.

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

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of $6,967 in Colombian banks at March 31, 2018 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to Note 2 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

Contracts with customers have varying terms, including spot sales or month-to-month contracts, contracts with a finite term, and life-of-field contracts where all production from a well or group of wells is sold to one or more customers. The Company recognizes sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the Company. The Company’s only outstanding potentially dilutive securities are stock options. For the three months ended March 31, 2018 and 2017, using the treasury stock method, there were no outstanding ‘in-the-money’ options that would have increased our diluted weighted average shares outstanding and, due to losses during these periods, all outstanding options were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

See discussion of the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, above.

In August 2016, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, on a retrospective basis. There was no impact of the standard on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018, on a retrospective basis. There was no impact of the standard on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and, due to there being only one operating lease currently in place, there will be minimal impact of the standard on its consolidated financial statements.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from March 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting Policy

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Refer to Note 1 – Basis of Presentation and Significant Accounting Policies for additional information.

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three months ended March 31, 2018:

Oil sales	$485,532
Natural gas sales	268,625
Natural gas liquids sales	—
Total revenue from customers	$754,157

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2017 or March 31, 2018.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2018, the Company invested $7,277, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of development of U.S. properties of $3,766, net, principally attributable to acreage in Reeves County, Texas, and (2) preparation and evaluation costs in Colombia of $3,511. Of the amount invested, the Company capitalized $3,511 to oil and gas properties not subject to amortization and capitalized $3,766 to oil and gas properties subject to amortization.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2018 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2018 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2018	As of March 31, 2018
	Revenues	Long Lived Assets, Net
United States	$754,157	$4,411,506
Colombia	—	2,312,852
Total	$754,157	$6,724,358

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

Stock Option Activity

In February and March 2018, options to purchase an aggregate of 1,500,000 shares were granted to an executive officer and a non-officer employee of the Company. All of the options have a ten-year life and vest 1/3 on each of the first three anniversaries of the grant date. 1,000,000 of the options are exercisable at $0.2922 per share and 500,000 of the options are exercisable at $0.30, the fair market value on respective dates of grant. The options were valued on the date of grant at $254,394 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.68%; (2) expected life in years of 5.78; (3) expected stock volatility of 105.4%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

A summary of stock option activity and related information for the three months ended March 31, 2018 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2018	6,012,165	$1.86
Granted	1,500,000	0.29
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2018	7,512,165	$1.55	$306,283
Exercisable at March 31, 2018	5,252,165	$2.09	$186,253

During the three months ended March 31, 2018, the Company recognized $23,915 of stock-based compensation expense attributable to the amortization of stock options. As of March 31, 2018, total unrecognized stock-based compensation expense related to non-vested stock options was $292,997. The unrecognized expense is expected to be recognized over a weighted average period of 2.09 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2018 is 6.5 years and 5.3 years, respectively.

Shares available for issuance under the 2008 Plan as of March 31, 2018 totaled 87,835. Shares available for issuance under the 2017 Plan, as of March 31, 2018, totaled 3,400,000.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Stock-based compensation expense included in general and administrative expense	$25,349	$69,954
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Series A Convertible Preferred Stock

During the three months ended March 31, 2018, (i) 50 shares of Series A Convertible Preferred Stock were converted into 250,000 shares of common stock and (ii) the Company paid dividends on Series A Convertible Preferred Stock in the amount of $34,500. At March 31, 2018, there were 1,125 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

During the three months ended March 31, 2018, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $28,350. At March 31, 2018, there were 895 shares of Series B Convertible Preferred Stock issued and outstanding.

Warrants

A summary of warrant activity and related information for 2018 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2018	3,651,680	$0.44
Issued	—	—
Exercised	—	—
Expired	3,001,680	0.43
Outstanding at March 31, 2018	650,000	$0.50	$—
Exercisable at March 31, 2018	612,500	$0.50	$—

During the three months ended March 31, 2018, the Company recognized $1,344 of stock-based compensation expense attributable to the amortization of warrants. As of March 31, 2018, total unrecognized stock-based compensation expense related to non-vested stock warrants was $13,094. The unrecognized expense is expected to be recognized over a weighted average period of 3.76 years and the weighted average remaining contractual term of the outstanding warrants and exercisable warrants at March 31, 2018 is 0.51 years and 0.31 years, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. As of March 31, 2018, the lease agreement requires future payments as follows:

Year	Amount
2018	$94,484
2019	128,348
2020	130,717
2021	133,087
2022	112,551
Total	$594,187

Total base rental expense was $30,150, and $31,748 for the three months ended March 31, 2018 and March 31, 2017, respectively. The Company does not have any capital leases or other operating lease commitments.

Employment Commitments

In March 2017, the Company’s compensation committee approved revised compensation arrangements for John P. Boylan, Chairman, Chief Executive Officer and President of the Company. The principal terms of Mr. Boylan’s compensation, as so revised, include (i) an annual base salary of $250,000, effective January 1, 2017, with $10,000 per month being payable on a current basis, and full salary and accrued unpaid salary being payable at such time as the compensation committee determines that the Company has sufficient financial capability to pay such amounts; (ii) annual bonuses as determined by the compensation committee; (iii) grant, pursuant to the Company’s Production Incentive Compensation Plan, of a 1% interest in the Company revenues from all wells drilled on the Company’s Reeves County, Texas acreage; and (iv) grant of a stock option to purchase 500,000 shares of common stock. During 2017, the compensation committee determined that the Company had sufficient financial capability to pay all deferred and accrued salary at which time such accrued amount was paid and the Company began paying the full annual base salary.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2018, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2017.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2017. As of, and for the three months ended, March 31, 2018, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2018:

March 31, 2018
Acquisition costs	$141,319
Development and evaluation costs	2,171,533
Total	$2,312,852

All of the carrying value of unevaluated oil and gas prospects above was attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Drilling Activity

During the quarter ended March 31, 2018, we drilled no wells. At March 31, 2018, no drilling operations were ongoing.

During the quarter ended March 31, 2018, our capital investment expenditures totaled $7,277, principally relating to our two lease blocks in Reeves County, Texas. At March 31, 2018, we were in discussions with the operator, and principal owner, of those blocks regarding drilling of an additional well.

Our operator in Colombia is continuing discussions with federal and local officials in order to either secure necessary permits and drill on our Serrania concession or to secure compensation for the value of, and our investment in, the concession. Pending resolution of such discussions, no drilling activities are presently contemplated on our Colombian concessions.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 1,209% to $754,157 in the three months ended March 31, 2018 compared to $57,633 in the three months ended March 31, 2017. The increase in revenue was due to increased production volumes attributable to our two initial Reeves County wells and improved commodity pricing, including a 27% increase in crude oil prices realized and a 24% increase in natural gas prices realized.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Gross producing wells	10	9
Net producing wells	0.98	0.47
Net oil production (Bbl)	7,978	876
Net gas production (Mcf)	63,409	4,590
Average sales price – oil (per barrel)	$60.85	$47.91
Average sales price – natural gas (per Mcf)	$4.24	$3.42

The increase in production reflects a full quarter of production from our two Reeves County wells, which had not yet been drilled during the first quarter of 2017, partially offset by natural decline rates and abandonment of a well in Matagorda County, Texas. The change in average sales prices realized reflects increasing global commodity prices.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2018 First Quarter
Oil sales	$—	$485,432	$485,432
Gas sales	$—	$268,625	$268,625
2017 First Quarter
Oil sales	$—	$41,959	$41,959
Gas sales	$—	$15,674	$15,674

Lease Operating Expenses. Lease operating expenses increased 1,037% to $263,585 during the three months ended March 31, 2018 from $23,154 during the three months ended March 31, 2017. The change in total lease operating expenses was attributable to operation of our two new Reeves County wells. Lease operating expenses, by region were as follows:

	Colombia	U.S.	Total
2018 First Quarter	$—	$263,585	$263,585
2017 First Quarter	$—	$23,154	$23,154

Consistent with our business model and operating history, we experience steep declines in lease operating expenses following strategic divestitures and anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Depreciation and Depletion Expense. Depreciation and depletion expense was $96,710 and $17,696 for the three months ended March 31, 2018 and 2017, respectively. The change in depreciation and depletion was due to an increased depletion base and higher production rates, both attributable to the Reeves County wells.

General and Administrative Expenses. General and administrative expense decreased by 6% to $421,724 during the three months ended March 31, 2018 from $449,343 during the three months ended March 31, 2017. The decrease in general and administrative expense was primarily attributable to a reduction in cost associated with acquisition and financing activities in 2017.

Stock-Based Compensation. Stock-based compensation decreased by 64% to $25,349 during the three months ended March 31, 2018 from $69,954 during the three months ended March 31, 2017. The decrease was attributable to a lower stock price during 2018, resulting in a lower value of options granted.

Financial Condition

Liquidity and Capital Resources. At March 31, 2018, we had a cash balance of $208,559 and working capital of $587,179, compared to a cash balance of $392,062 and working capital of $591,703 at December 31, 2017. The change in cash and working capital during the period was primarily attributable to the loss during the three months ended March 31, 2018, payments of dividends on preferred stock and payments with respect to properties.

Operating activities used cash of $110,376 during the three months ended March 31, 2018 compared to $361,938 during the three months ended March 31, 2017. The change in operating cash flow was primarily attributable to a reduced net loss, which reflects an increase in operating revenue from our two new Reeves County wells, partially offset by net changes in current assets and liabilities.

Investing activities used $7,277 during the three months ended March 31, 2018 compared to $997,985 used during the three months ended March 31, 2017. The decrease in funds used by investing activities is attributable to the acquisition of the Reeves County acreage during the 2017 quarter.

Financing activities used $62,850 during the three months ended March 31, 2018 compared to $1,200,000 provided during the quarter ended March 31, 2017. The change in cash flows from financing activities reflects the receipt, during 2017, of proceeds from the sale of Series A Preferred Stock and the payment, during 2018 of dividends on our preferred stock.

Long-Term Liabilities. At March 31, 2018, we had long-term liabilities of $84,358 compared to $84,903 at December 31, 2017. Long-term liabilities at March 31, 2018 and December 31, 2017, consisted of a reserve for plugging costs and deferred rent obligation.

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

During the three months ended March 31, 2018, we invested $7,277, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of development of U.S. properties of $3,766, net, principally attributable to acreage acquired in Reeves County, Texas, and (2) preparation and evaluation costs in Colombia of $3,511. Of the amount invested, we capitalized $3,511 to oil and gas properties not subject to amortization and capitalized $3,766 to oil and gas properties subject to amortization. Capital investments during the quarter ended March 31, 2018 were reduced pending proposal of a new well in Reeves County.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not as yet established a drilling budget for 2018. With the completion of sales lines and other infrastructure serving our Reeves County acreage and experience gained from drilling our initial wells, we anticipate that costs to drill and bring future wells onto production will decrease, and delays in bringing production on line will be minimized or eliminated, as compared to our experience in bringing our initial wells onto production.

Our cash holdings, together with revenues from our initial Reeves County wells, are expected to be adequate to support operations during 2018 but are not adequate to fund our share of drilling and completion costs on any wells that may be drilled in Reeves County in 2018.

Given the delays in proposing new Reeves County wells by Founders, we are actively seeking opportunities to acquire additional acreage or other strategic transactions with a view to adding scale to our operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date:	May 14, 2018
		By:	/s/ John Boylan
John Boylan
CEO and President (Principal Executive Officer and Principal Financial Officer)

