Form 10-Q
period 2018-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2018-08-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, we had 61,192,348 shares of $0.001 par value Common Stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$401,569	$392,062
Accounts receivable – oil and gas sales	299,816	347,548
Prepaid expenses and other current assets	29,165	3,750

TOTAL CURRENT ASSETS	730,550	743,360

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	60,153,365	60,139,526
Costs not being amortized	2,448,182	2,309,341
Office equipment	90,004	90,004

Total	62,691,551	62,538,871
Accumulated depletion, depreciation, amortization, and impairment	(55,903,052)	(55,725,080)

PROPERTY AND EQUIPMENT, NET	6,788,499	6,813,791

Other assets	3,167	3,167

TOTAL ASSETS	$7,522,216	$7,560,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$73,701	$127,036
Accrued expenses	8,806	24,621

TOTAL CURRENT LIABILITIES	82,507	151,657

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	37,206	35,658
Deferred rent obligation	46,605	49,245

TOTAL LONG-TERM LIABILITIES	83,811	84,903

TOTAL LIABILITIES	166,318	236,560

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized
Series A Convertible Redeemable Preferred Stock, par value $0.001; 2,000 shares authorized, 1,125 and 1,175 shares issued and outstanding, respectively; liquidation preference of $1,125,000	1	1
Series B Convertible Redeemable Preferred Stock, par value $0.001; 1,000 shares authorized, 885 and 895 shares issued and outstanding, respectively; liquidation preference of $885,000	1	1
Common stock, par value $0.001; 150,000,000 shares authorized 60,452,258 and 59,260,101 shares issued and outstanding, respectively	60,452	59,260
Additional paid-in capital	72,712,420	72,482,303
Accumulated deficit	(65,416,976)	(65,217,807)

TOTAL SHAREHOLDERS’ EQUITY	7,355,898	7,323,758

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,522,216	$7,560,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

OIL AND GAS REVENUE	$1,328,737	$103,908	$574,580	$46,275

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	485,575	40,015	222,290	16,861
General and administrative expense	864,359	1,004,439	417,286	485,142
Depreciation and depletion	177,972	31,206	81,263	13,510
Total operating expenses	1,527,906	1,075,660	720,839	515,513

Loss from operations	(199,169)	(971,752)	(146,259)	(469,238)

OTHER INCOME (EXPENSE)
Interest income	—	181	—	66
Other income	—	10,000	—	10,000
Interest expense	—	(7,102)	—	(7,102)
Total other income	—	3,079	—	2,964

Net loss before taxes	(199,169)	(968,673)	(146,259)	(466,274)

Income tax expense (benefit)	—	—	—	—

Net loss	(199,169)	(968,673)	(146,259)	(466,274)
Dividend to Series A and B preferred stockholders	(125,100)	(17,282)	(62,250)	(17,282)
Net loss attributable to common stockholders	$(324,269)	$(985,955)	$(208,509)	$(483,556)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	59,499,044	51,277,388	59,537,559	51,277,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,169)	$(968,673)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	177,972	31,206
Accretion of asset retirement obligation	1,548	2,116
Stock-based compensation	68,730	135,844
Amortization of debt discount	—	6,362
Changes in operating assets and liabilities:
Decrease in accounts receivable	47,732	—
Increase in prepaid expenses and other current assets	(25,415)	(22,500)
(Decrease)/increase in accounts payable and accrued expenses	(26,320)	72,051
Decrease in deferred rent	(2,640)	—

Net cash provided by (used in) operating activities	42,438	(743,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(195,510)	(2,170,118)

Net cash used in investing activities	(195,510)	(2,170,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable, net of debt discount	—	570,000
Proceeds from the issuance of Series A Preferred Stock	—	1,200,000
Proceeds from the issuance of Series B Preferred Stock	—	909,600
Proceeds from the issuance of common stock, net of expenses	287,679	—
Payment of preferred stock dividends	(125,100)	(17,282)

Net cash provided by financing activities	162,579	2,662,318

Increase (decrease) in cash	9,507	(251,394)
Cash, beginning of period	392,062	481,172
Cash, end of period	$401,569	$229,778

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$740
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in accrued oil and gas development costs	$42,830	$—
Conversion of convertible preferred stock to common stock	$278	$—
Debt discount from issuance of warrants as debt inducement	$—	$128,734
Increase in reserve for plugging and abandonment costs	$—	$6,000
Cashless exercise of stock options	$114	$—
Retirement of treasury shares	$—	$174,125

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $1,637 in Colombian banks at June 30, 2018 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted in common shares that then shared in the earnings of the Company. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For the six months ended July 30, 2018 and 2017, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended July 30,
	2018	2017
Series A Convertible Preferred Stock	5,625,000	6,000,000
Series B Convertible Preferred Stock	2,459,444	2,527,778
Stock warrants	50,000	3,601,680
Stock options	6,412,165	5,812,165
Total	14,546,609	17,941,623

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

Subsequent Events

The Company has evaluated all transactions from June 30, 2018 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting Policy

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Refer to Note 1 – Basis of Presentation and Significant Accounting Policies for additional information.

Exploration and Production.

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six month periods ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Oil sales	$362,245	$847,777
Natural gas sales	212,335	480,960
Natural gas liquids sales	—	—
Total revenue from customers	$574,580	$1,328,737

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2017 or June 30, 2018.

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2018, the Company invested $152,680, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties of $135,330, attributable to acreage acquired in Yoakum County, Texas; (2) cost of development of U.S. properties of $13,839, net, principally attributable to acreage in Reeves County, Texas, and (3) preparation and evaluation costs in Colombia of $3,511. Of the amount invested, the Company capitalized $138,841 to oil and gas properties not subject to amortization and capitalized $13,839 to oil and gas properties subject to amortization.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2018 and long lived assets (net of depletion, amortization, and impairments) as of June 30, 2018 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2018	As of June 30, 2018
	Revenues	Long Lived Assets, Net
United States	$1,328,737	$4,475,647
Colombia	—	2,312,852
Total	$1,328,737	$6,788,499

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

In March 2017, the Company’s Board of Directors adopted, and the shareholders ultimately approved, the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan” and, together with the 2008 Plan, the “Plans”). The terms of the 2017 Plan, allow for the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

The Company periodically grants options to employees, directors and consultants under the Plans and is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

In February 2018, options to purchase an aggregate of 1,000,000 shares were granted to an executive officer. The options have a ten-year life, vest 1/3 on each of the first three anniversaries of the grant date and are exercisable at $0.2922 per share, the fair market value on the date of grant. The executive officer was terminated in June 2018 and the options were forfeited unvested on termination of employment. The options were valued on the date of grant at $166,940 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.68%; (2) expected life in years of 5.79; (3) expected stock volatility of 105.4%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In March 2018, options to purchase an aggregate of 500,000 shares were granted to a non-officer employee. The options have a ten-year life, vest 1/3 on each of the first three anniversaries of the grant date and are exercisable at $0.30 per share, the fair market value on the date of grant. The options were valued on the date of grant at $89,808 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.72%; (2) expected life in years of 5.81; (3) expected stock volatility of 105.0%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In June 2018, options to purchase an aggregate of 150,000 shares were granted to three non-employee directors. The options have a ten-year life, 20% on the date of grant and 80% over nine months from the date of grant and exercise prices of $0.2525 and $0.2425 per share, the fair market value on the date of grant. The options were valued on the date of grant at $27,422 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.79%; (2) expected life in years of 5.88; (3) expected stock volatility of 103.9%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In June 2018, stock options to purchase 250,000 shares of common stock were exercised, in a cashless exercise, resulting in the issuance of 114,379 shares of common stock.

A summary of stock option activity and related information for the six months ended June 30, 2018 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2018	6,012,165	$1.86
Granted	1,650,000	0.29
Exercised	(250,000)	0.22
Forfeited	(1,000,000)	0.29
Outstanding at June 30, 2018	6,412,165	$1.77	$159,678
Exercisable at June 30, 2018	5,826,832	$2.14	$153,342

During the three and six months ended June 30, 2018, the Company recognized $43,123 and $67,128, respectively, of stock-based compensation expense attributable to the amortization of unrecognized stock-based compensation. As of June 30, 2018, total unrecognized stock-based compensation expense related to non-vested stock options was $99,177. The unrecognized expense is expected to be recognized over a weighted average period of 2.41 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2018 is 5.39 years and 1.92 years, respectively.

Shares available for issuance under the 2008 Plan as of June 30, 2018 totaled 87,835. Shares available for issuance under the 2017 Plan, as of June 30, 2018, totaled 4,385,621.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three and six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

Share-based compensation expense included in general and administrative expense	$68,730	$135,844	$43,381	$65,835
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Series A Convertible Redeemable Preferred Stock

During the six months ended June 30, 2018, (i) 50 shares of Series A Convertible Redeemable Preferred Stock were converted, under the terms of the preferred stock, into 250,000 shares of common stock and (ii) the Company paid dividends on Series A Convertible Redeemable Preferred Stock in the amount of $69,900. At June 30, 2018, there were 1,125 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding.

Series B Convertible Redeemable Preferred Stock

During the six months ended June 30, 2018, (i) 10 shares of Series B Convertible Redeemable Preferred Stock were converted, under the terms of the preferred stock, into 27,778 shares of common stock, and (ii) the Company paid dividends on Series B Convertible Redeemable Preferred Stock in the amount of $55,200. At June 30, 2018, there were 885 shares of Series B Convertible Redeemable Preferred Stock issued and outstanding.

Common Stock

During the six months ended June 30, 2018, the Company issued an aggregate of 1,192,157 shares of common stock, consisting of (i) 800,000 shares sold under the Company’s At-the-Market Issuance Sales Agreement (the “ATM Offering”) with WestPark Capital, Inc.; (ii) 277,778 shares issued on conversion of convertible preferred stock, and (iii) 114,379 shares issued on the exercise of stock options. Proceeds from the sale of shares sold under the ATM Offering, net of commissions and expenses, totaled $287,679. The shares issued on the exercise of stock option were issued in a cashless exercise and resulted in no proceeds to the Company.

Warrants

A summary of warrant activity and related information for the six months ended June 30, 2018 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2018	3,651,680	$0.44
Issued	—	—
Exercised	—	—
Expired	(3,601,680)	0.44
Outstanding at June 30, 2018	50,000	$0.55	$—
Exercisable at June 30, 2018	12,500	$0.55	$—

During the three and six months ended June 30, 2018, the Company recognized $258 and $1,602, respectively, of stock-based compensation expense attributable to the amortization of warrants. As of June 30, 2018, total unrecognized stock-based compensation expense related to non-vested stock warrants was $12,836. The unrecognized expense is expected to be recognized over a weighted average period of 2.19 years and the weighted average remaining contractual term of the outstanding warrants and exercisable warrants at June 30, 2018 is 2.19 years and 2.19 years, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. As of June 30, 2018, the lease agreement requires future payments as follows:

Year	Amount
2018	$63,187
2019	128,348
2020	130,717
2021	133,087
2022	112,551
Total	$567,890

For the three and six months ended June 30, 2018, the total base rental expense was $38,230 and $68,380, respectively. For the three and six months ended June 30, 2017, the total base rental expense was $17,696 and $49,444, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, through the date hereof, the Company sold an aggregate of 540,000 shares in the ATM Offering and received proceeds, net of commissions and expenses, of $158,535.

Subsequent to June 30, 2018, through the date hereof, 40 shares of the Company’s Series A Convertible Redeemable Preferred Stock were converted into 200,000 shares of the Company’s common stock under the terms of the preferred stock.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2018, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2017. As of, and for the six months ended, June 30, 2018, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2018:

June 30, 2018
Acquisition costs	$276,648
Development and evaluation costs	2,171,534
Total	$2,448,182

Of the carrying value of unevaluated oil and gas prospects above, $2,312,852 was attributable to properties in the South American country of Colombia and $135,330 was attributable to properties in the United States. We are maintaining our interest in these properties.

Recent Developments

Leasing Activity

During the six months ended June 30, 2018, we acquired, for $135,330, a 12.5% working interest (subject to a proportionate 10% back-in after payout) in an approximately 650-acre lease block in Yoakum County, Texas.

Drilling Activity

During the six months ended June 30, 2018, we drilled no wells. At June 30, 2018, no drilling operations were ongoing.

During the six months ended June 30, 2018, our capital investment expenditures for drilling operations totaled $13,839.

In Reeves County, a new operator took control of operations in June 2018, following the acquisition of the interests of our former operator, Founders Oil & Gas. We are awaiting the development and presentation by the new operator of plans to continue the development of our Reeves County acreage. Our future drilling activities on our Reeves County acreage, including timing, number of wells drilled, anticipated cost and related matters, are subject to our review and acceptance of development plans expected to be provided by the new operator, our ability to finance our share of costs, market conditions and other factors, many of which are beyond our control.

In Yoakum County, we are awaiting proposals from the operator with respect to the drilling of the initial wells on our acreage.

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

Financing Activity

During the six months ended June 30, 2018, we issued an aggregate of 800,000 shares sold under our At-the-Market Issuance Sales Agreement (the “ATM Offering”) with WestPark Capital, Inc. for proceeds, net of commissions and expenses, totaled $287,679.

Subsequent to June 30, 2018, through the date hereof, the Company sold an aggregate of 540,000 shares in the ATM Offering and received proceeds, net of commissions and expenses, of $158,535.

Employment Arrangements

During the quarter ended June 30, 2018, our board determined to terminate the services of John Boylan as Chairman, CEO and President. Our board has commenced a search for a replacement CEO and President.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased by 1,142% to $574,580 in the three months ended June 30, 2018, compared to $46,275 in the three months ended June 30, 2017. Oil and gas revenues increased 1,179% to $1,328,737 in the six months ended June 30, 2018, compared to $103,908 in the six months ended June 30, 2017. The increase in revenue was due to increased production volumes and improved commodity pricing for both the three and six-month periods.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross producing wells	10	9	10	9
Net producing wells	0.98	0.47	0.98	0.47
Net oil production (bbl)	5,972	702	13,950	1,578
Net gas production (mcf)	57,673	3,439	121,082	8,029
Average sales price – oil (per barrel)	$60.66	$50.32	$60.77	$48.99
Average sales price – natural gas (per mcf)	$3.68	$3.18	$3.97	$3.31

The increase in production reflects production from our two initial Reeves County wells which commenced production during the fourth quarter of 2017.

The increase in average sales prices reflected generally rising global energy prices during the periods.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2018 First Six Months
Oil sales	$—	$847,777	$847,777
Gas sales	—	480,960	480,960
2017 First Six Months
Oil sales	$—	$77,307	$77,307
Gas sales	—	26,601	26,601

Lease Operating Expenses. Lease operating expenses increased by 1,218% to $222,290 during the three months ended June 30, 2018, from $16,861 during the three months ended June 30, 2017. During the six months ended June 30, 2018, lease operating expenses increased by 1,113% to $485,575 during the six months ended June 30, 2018, from $40,015 during the six months ended June 30, 2017. The change in total lease operating expenses was attributable to the commencement of operations of our two initial Reeves County wells.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter ended June 30,	- 2018	$—	$222,290	$222,290
	- 2017	$—	$16,861	$16,861

Six Months ended June 30,	- 2018	$—	$485,575	$485,575
	- 2017	$—	$40,015	$40,015

Future lease operating expenses in Reeves County are expected to be effected by the pending completion of an adjacent salt water disposal well which, if and when completed, is expected to reduce our cost of transportation of water. We expect the disposal well to be on line in the fourth quarter of 2018. However, there is no assurance as to when, if ever, the salt water disposal well will be on line or as to the actual savings, if any, that will be realized when the disposal well becomes operational.

General and Administrative Expenses. General and administrative expense, excluding stock-based compensation, decreased by 10.8% to $373,905 during the three months ended June 30, 2018, from $419,251 during the three months ended June 30, 2017, and decreased 8.4% to $795,629 during the six months ended June 30, 2018, from $868,595 during the six months ended June 30, 2017. The change in general and administrative expense was primarily attributable to a reduction in legal fees compared to 2017 when we were significantly more active in acquisition and financing activities.

Stock-Based Compensation Expense. Stock-based compensation expense increased by 34.1% to $43,381 during the three months ended June 30, 2018, from $65,891 during the three months ended June 30, 2017, and decreased 49.4% to $68,730 during the six months ended June 30, 2018, from $135,844 during the six months ended June 30, 2017. The change in stock-based compensation expenses was primarily attributable to earlier high value awards being fully amortized.

Depreciation and Depletion Expense. Depreciation and depletion expense was $81,263 and $13,510 for the three months ended June 30, 2018 and 2017, respectively, and $177,972 and $31,206 for the six months ended June 30, 2018 and 2017, respectively. The increase was due to an increased depletion base and higher production rates, both attributable to commencement of operations of our Reeves County wells.

Financial Condition

Liquidity and Capital Resources. At June 30, 2018, we had a cash balance of $401,569 and working capital of $648,043, compared to a cash balance of $396,062 and working capital of $591,703 at December 31, 2017. The change in working capital during the period was primarily attributable to the receipt of proceeds from sales of common stock under our ATM Offering, partially offset by the operating loss for the first six months of 2018, payment of dividends on preferred stock and the purchase of an interest in the Yoakum County acreage.

Operating activities provided cash of $42,438 during the six months ended June 30, 2018, compared to cash used of $743,594 used during the six months ended June 30, 2017. The change in operating cash flow was primarily attributable to a $769,504 decrease in net loss for the 2018 six-month period, compared to the 2017 six-month period, which improvement was attributable to the commencement of operations of our Reeves County wells.

Investing activities used cash of $195,510 during the six months ended June 30, 2018, compared to $2,170,118 used during the six months ended June 30, 2017. The decrease in funds used by investing activities during 2018 reflects lower investments in acreage acquisitions (including $135,330 for Yoakum County acreage in 2018 compared to $1,041,596 in Reeves County acreage in 2017) and lower investments in drilling operations during 2018 ($13,389 in 2018 compared to $3,433,511 in 2017).

Financing activities provided cash of $162,579 during the six months ended June 30, 2018, compared to $2,662,318 provided during the six months ended June 30, 2017. During 2018, cash provided by financing activities consisted of sales of common stock in the ATM Offering ($287,679), partially offset by dividend distributions on outstanding preferred stock ($125,100). During 2017, cash provided by financing activities consisted of $2,679,600 from the sale of Series A Preferred Stock, Series B Preferred Stock and Series B Warrants, and Bridge Loan Notes and Bridge Loan Warrants, partially offset by the payment of dividends on the Series B Preferred Stock ($17,282).

Long-Term Liabilities. At June 30, 2018, we had long-term liabilities of $83,811, compared to $84,903 at December 31, 2017. Long-term liabilities at June 30, 2018 and December 31, 2017 consisted of a reserve for plugging costs and deferred rent obligations.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Reeves County and Yoakum County acreage. Our principal capital and exploration expenditures during 2018 are expected to relate to drilling additional wells on our Reeves County acreage, drilling an initial well on our Yoakum County acreage and possibly opportunistic acquisitions of additional acreage in the Permian Basin. The actual timing and number of wells drilled during 2018 will be principally controlled by the operators of our Reeves County and Yoakum County acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the Reeves County acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During the six months ended June 30, 2018, we invested $152,680, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties of $135,330, attributable to acreage acquired in Yoakum County, Texas; (2) cost of development of U.S. properties of $13,839, net, principally attributable to acreage in Reeves County, Texas, and (3) preparation and evaluation costs in Colombia of $3,511. Of the amount invested, we capitalized $138,841 to oil and gas properties not subject to amortization and capitalized $13,839 to oil and gas properties subject to amortization. Capital investments for the first six months of 2018 were curtailed pending proposals of new drilling operations from the operators of our Reeves County and Yoakum County acreage.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget for 2018 but will budget on a well-by-well basis as our operators propose wells. With the completion of sales lines and other infrastructure serving our Reeves County acreage and experience gained from drilling our initial wells, we anticipate that costs to drill and bring future wells onto production will decrease, and delays in bringing production on line will be minimized or eliminated, as compared to our experience in bringing our initial wells onto production.

Our cash holdings, including proceeds from our ATM Offering received subsequent to June 30, 2018, together with revenues from our initial Reeves County wells, are expected to be adequate to support operations for the next twelve months following the issuance of these financial statements, and, depending on our operator’s drilling and completion budget, may be adequate to fund our share of costs to drill a well in Yoakum County but are not expected to be adequate to fund our share of drilling and completion costs of any wells that may be drilled in Reeves County.

Given the ongoing delays in our operator’s proposing new wells in Reeves County, we continue to actively seek opportunities to acquire additional acreage or other strategic transactions with a view to adding scale to our operations.

In order to fund our estimated drilling and completion costs of additional wells in Reeves County, our costs of any new acquisition or other strategic transactions, and possibly our costs of drilling and completion of a Yoakum County well, we expect that we will be required to raise additional capital.

While we may, among other efforts, pursue an additional ATM Offering, and private sales of equity and debt securities, we presently have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our Reeves County, or other, acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2018.

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

We have not historically entered into any hedges or other transactions designed to manage, or limit, exposure to oil and gas price volatility although we may, from time to time, evaluate the use of hedges or other transactions to manage or limit our exposure to oil and gas price volatility.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.

Date: August 14, 2018

	By:	/s/ James Schoonover
James Schoonover
Interim CEO and President (Principal Executive Officer and Principal Financial Officer)

