Form 10-Q
period 2018-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2018-11-13
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 5, 2018, we had 62,222,777 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$785,346	$392,062
Accounts receivable – oil and gas sales	351,625	347,548
Prepaid expenses and other current assets	27,203	3,750
TOTAL CURRENT ASSETS	1,164,174	743,360

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	60,014,246	60,139,526
Costs not being amortized	2,454,650	2,309,341
Office equipment	90,004	90,004
Total	62,558,900	62,538,871
Accumulated depletion, depreciation, amortization, and impairment	(55,992,976)	(55,725,080)
PROPERTY AND EQUIPMENT, NET	6,565,924	6,813,791

Other assets	3,167	3,167
TOTAL ASSETS	$7,733,265	$7,560,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$49,675	$127,036
Accrued expenses	2,420	24,621
TOTAL CURRENT LIABILITIES	52,095	151,657

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	37,980	35,658
Deferred rent obligation	45,285	49,245
TOTAL LONG-TERM LIABILITIES	83,265	84,903

TOTAL LIABILITIES	135,360	236,560

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized
Series A Convertible Redeemable Preferred Stock, par value $0.001; 2,000 shares authorized; 1,085 and 1,175 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Redeemable Preferred Stock, par value $0.001; 1,000 shares authorized; 835 and 895 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 150,000,000 shares authorized 62,209,073 and 59,260,101 shares issued and outstanding, respectively	62,209	59,260
Additional paid-in capital	73,069,501	72,482,303
Accumulated deficit	(65,533,807)	(65,217,807)
TOTAL SHAREHOLDERS’ EQUITY	7,597,905	7,323,758
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,733,265	$7,560,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

OIL AND GAS REVENUE	$1,881,683	$215,649	$552,946	$111,741

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	764,035	95,260	278,460	55,245
General and administrative expense	1,165,854	1,627,433	301,495	622,994
Depreciation and depletion	267,896	86,486	89,924	55,280
Total operating expenses	2,197,785	1,809,179	669,879	733,519

Loss from operations	(316,102)	(1,593,530)	(116,933)	(621,778)

OTHER INCOME (EXPENSE)
Other income	102	10,184	102	3
Interest expense	—	(171,605)	—	(164,503)
Total other income (expense), net	102	(161,421)	102	(164,500)

Net loss before taxes	(316,000)	(1,754,951)	(116,831)	(786,278)

Income tax expense (benefit)	—	—	—	—

Net loss	(316,000)	(1,754,951)	(116,831)	(786,278)

Dividends to Series A and B preferred stockholders	(181,350)	(80,570)	(56,250)	(63,288)

Net loss attributable to common shareholders	$(497,350)	$(1,835,521)	$(173,081)	$(849,566)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.00)	$(0.02)

Based and diluted weighted average number of common shares outstanding	60,079,314	52,306,289	61,220,932	54,330,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(316,000)	$(1,754,951)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	267,896	86,486
Stock-based compensation	82,947	196,869
Accretion of asset retirement obligation	2,322	2,758
Amortization of debt discount	—	158,734
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,078)	(24,199)
Increase in prepaid expenses and other current assets	(23,453)	(11,250)
Increase in accounts payable and accrued expenses	335	64,326
Increase/(decrease) in deferred rent obligation	(3,960)	40,100

Net cash provided by (used in) operating activities	6,010	(1,241,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(119,926)	(3,878,984)

Net cash used in investing activities	(119,926)	(3,878,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable, net of debt discount	—	570,000
Payments on notes payable	—	(600,000)
Proceeds from the issuance of Series A Preferred Stock	—	1,200,000
Proceeds from the issuance of Series B Preferred Stock	—	909,600
Proceeds from the issuance of common stock, net of offering costs	688,550	3,049,515
Payment of preferred stock dividends	(181,350)	(80,570)

Net cash provided by financing activities	507,200	5,048,545

Increase (decrease) in cash	393,284	(71,566)
Cash, beginning of period	392,062	481,172
Cash, end of period	$785,346	$409,606

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$12,871
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in accrued oil and gas development costs	$99,897	$423,522
Conversion of convertible preferred stock to common stock	$617	$—
Debt discount from issuance of warrants as debt inducement	$—	$128,734
Increase in reserve for plugging and abandonment costs	$—	$6,000
Cashless exercise of stock options	$114	$—
Retirement of treasury shares	$—	$174,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Houston American Energy Corp., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $155,174 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2018. The Company also had cash deposits of $45,638 in Colombian banks at September 30, 2018 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the nine months ended September 30, 2018 and 2017, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended September 30,
	2018	2017
Series A Convertible Preferred Stock	5,425,000	6,000,000
Series B Convertible Preferred Stock	2,320,556	2,527,778
Stock warrants	50,000	3,651,680
Stock options	4,978,832	6,012,165
Total	12,774,388	18,191,623

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update are to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Target Improvements”. The amendments in this Update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in this Update affect narrow aspects of the guidance issued in the amendments in Update 2016-02 as described in the table below. The amendments in this Update related to transition do not include amendments from proposed Accounting Standards Update, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. That additional transition method will be issued as part of a forthcoming and separate Update that will result in additional amendments to transition paragraphs included in this Update to conform with the additional transition method. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update are to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this Update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from September 30, 2018 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting Policy

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Refer to Note 1 – Basis of Presentation and Significant Accounting Policies for additional information.

Exploration and Production.

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine month periods ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Oil sales	$297,967	$1,145,643
Natural gas sales	102,756	583,817
Natural gas liquids sales	152,223	152,223
Total revenue from customers	$552,946	$1,881,683

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2017 or September 30, 2018.

NOTE 3 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2018, the Company invested $20,029, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $135,329, attributable to acreage acquired in Yoakum County, Texas, and (2) preparation and evaluation costs in Colombia of $9,980; offset by a credit of $125,280 attributable to cash advances previously reflected as development costs on the Company’s Reeves County acreage. Of the amount invested, the Company capitalized $145,309 to oil and gas properties not subject to amortization and reduced costs capitalized to oil and gas properties subject to amortization by $125,280.

Geographical Information

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2018 and long lived assets (net of depletion, amortization, and impairments) as of September 30, 2018 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2018	As of September 30, 2018
	Revenues	Long Lived Assets, Net
United States	$1,881,683	$4,246,604
Colombia	—	2,319,320
Total	$1,881,683	$6,565,924

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

In April 2018, options to purchase 8,333 shares were granted to a newly appointed non-employee director. The options have a ten-year life, vest 20% on the date of grant and 80% nine months from the date of grant and an exercise price of $0.267 per share, the fair market value on the date of grant. The options were valued on the date of grant at $1,770 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.69%; (2) expected life in years of 5.8; (3) expected stock volatility of 105%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In June 2018, options to purchase an aggregate of 150,000 shares were granted to three non-employee directors. The options have a ten-year life, vest 20% on the date of grant and 80% nine months from the date of grant and exercise prices of $0.2425 per share, the fair market value on the date of grant. The options were valued on the date of grant at $27,422 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.79%; (2) expected life in years of 5.88; (3) expected stock volatility of 103.9%; and (4) expected dividend yield of 0%. The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In June 2018, stock options to purchase 250,000 shares of common stock were exercised, in a cashless exercise, resulting in the issuance of 114,379 shares of common stock.

A summary of stock option activity and related information for the nine months ended September 30, 2018 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2018	6,012,165	$1.86
Granted	1,658,333	0.29
Exercised	(250,000)	0.22
Forfeited	(2,441,666)	3.79
Outstanding at September 30, 2018	4,978,832	$0.88	$6,646
Exercisable at September 30, 2018	4,923,499	$0.95	$6,646

During the three and nine months ended September 30, 2018, the Company recognized $14,049 and $81,177, respectively, of stock-based compensation expense attributable to the amortization of unrecognized stock-based compensation from its outstanding stock options. As of September 30, 2018, total unrecognized stock-based compensation expense related to non-vested stock options was $84,514. The unrecognized expense is expected to be recognized over a weighted average period of 0.99 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2018 is 5.57 years and 4.82 years, respectively.

Shares are no longer available for issuance under the 2008 Plan. Shares available for issuance under the 2017 Plan, as of September 30, 2018, totaled 4,500,000.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three and nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

Share-based compensation expense included in general and administrative expense	$82,947	$196,869	$14,217	$61,025
Earnings per share effect of share-based compensation expense – basic and diluted	$0.00	$0.00	$0.00	$0.00

NOTE 5 – CAPITAL STOCK

Series A Convertible Redeemable Preferred Stock

During the nine months ended September 30, 2018, (i) 90 shares of Series A Convertible Redeemable Preferred Stock were converted, under the terms of the preferred stock, into 450,000 shares of common stock and (ii) the Company paid dividends on Series A Convertible Redeemable Preferred Stock in the amount of $100,350. At September 30, 2018, there were 1,085 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding.

Series B Convertible Redeemable Preferred Stock

During the nine months ended September 30, 2018, (i) 60 shares of Series B Convertible Redeemable Preferred Stock were converted, under the terms of the preferred stock, into 166,667 shares of common stock, and (ii) the Company paid dividends on Series B Convertible Redeemable Preferred Stock in the amount of $81,000. At September 30, 2018, there were 835 shares of Series B Convertible Redeemable Preferred Stock issued and outstanding.

Common Stock

During the nine months ended September 30, 2018, the Company issued an aggregate of 2,610,083 shares of common stock, consisting of (i) 2,217,926 shares sold under the Company’s At-the-Market Issuance Sales Agreement (the “2017 ATM Offering”) with WestPark Capital, Inc. (“WestPark Capital”); (ii) 277,778 shares issued on conversion of convertible preferred stock, and (iii) 114,379 shares issued on the exercise of stock options. Proceeds from the sale of shares sold under the 2017 ATM Offering, net of commissions and expenses, totaled $688,550. The shares issued on the exercise of stock option were issued in a cashless exercise and resulted in no proceeds to the Company.

Warrants

A summary of warrant activity and related information for the nine months ended September 30, 2018 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2018	3,651,680	$0.44
Issued	—	—
Exercised	—	—
Expired	(3,601,680)	0.44
Outstanding at September 30, 2018	50,000	$0.55	$—
Exercisable at September 30, 2018	25,000	$0.55	$—

During the three and nine months ended September 30, 2018, the Company recognized $168 and $1,770, respectively, of stock-based compensation expense attributable to the amortization of warrants. As of September 30, 2018, total unrecognized stock-based compensation expense related to non-vested stock warrants was $12,668. The unrecognized expense is expected to be recognized over a weighted average period of 1.94 years and the weighted average remaining contractual term of the outstanding warrants and exercisable warrants at September 30, 2018 is 1.94 years and 1.94 years, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. As of September 30, 2018, the lease agreement requires future payments as follows:

Year	Amount
2018	31,791
2019	128,348
2020	130,717
2021	133,087
2022	112,551
Total	$536,494

For the three and nine months ended September 30, 2018, the total base rental expense was $30,298 and $98,678, respectively. For the three and nine months ended September 30, 2017, the total base rental expense was $40,100 and $89,544, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 7 – SUBSEQUENT EVENTS

2017 At-the-Market Offering

Subsequent to September 30, 2018, through the date hereof, the Company sold an aggregate of 13,614 shares in the ATM Offering and received proceeds, net of commissions and expenses, of $3,698.

2018 At-the-Market Offering

In October 2018, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which the Company may sell, at its option, up to an aggregate of $1.9 million in shares of its common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2018 ATM Offering”) will be made, in accordance with one or more placement notices delivered by the Company to WestPark Capital, which notices shall set parameters under which shares may be sold. The 2018 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2018 ATM Offering. Additionally, the Company reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2018 ATM Offering.

Recovery of Escrow Account

In 2010, the Company, and its operator in Colombia, Hupecol, sold its interests in two entities in Colombia. Pursuant to the terms of those sales, a portion of the sales price was escrowed to secure certain representations of the selling parties. The Company’s share of amounts escrowed was recorded as escrow receivables.

In 2016, the Company recorded an allowance in the amount of $262,016 relating to the undisbursed balance of escrow receivables.

In October 2018, the Company received payments totaling $89,230 representing recoveries of escrowed funds relating to the previously written-off escrow receivables. As a result of the receipt of such funds, the Company will record a non-recurring gain in the amount of $89,230 during the quarter ending December 31, 2018.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2018, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2017. As of, and for the nine months ended, September 30, 2018, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at September 30, 2018:

September 30, 2018
Acquisition costs	$276,648
Development and evaluation costs	2,178,002
Total	$2,454,650

Of the carrying value of unevaluated oil and gas prospects above, $2,319,320 was attributable to properties in the South American country of Colombia and $135,330 was attributable to properties in the United States. We are maintaining our interest in these properties.

Recent Developments

Leasing Activity

During the nine months ended September 30, 2018, we acquired, for $135,330, a 12.5% working interest (subject to a proportionate 10% back-in after payout) in an approximately 650-acre lease block in Yoakum County, Texas.

Drilling Activity

During the nine months ended September 30, 2018, we drilled no wells. At September 30, 2018, no drilling operations were ongoing.

During the nine months ended September 30, 2018, we invested $20,029, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $135,329, attributable to acreage acquired in Yoakum County, Texas, and (2) preparation and evaluation costs in Colombia of $9,980; offset by a credit of $125,280 attributable to cash advances previously reflected as development costs on the Company’s Reeves County acreage. Of the amount invested, the Company capitalized $145,309 to oil and gas properties not subject to amortization and reduced costs capitalized to oil and gas properties subject to amortization by $125,280.

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

Financing Activity

During the nine months ended September 30, 2018, we issued an aggregate of 2,217,926 shares sold under our 2017 At-the-Market Issuance Sales Agreement (the “2017 ATM Offering”) with WestPark Capital, Inc. (“WestPark Capital”) for proceeds, net of commissions and expenses, totaled $688,550.

Subsequent to September 30, 2018, through the date hereof, the Company sold an aggregate of 13,614 shares in the 2017 ATM Offering and received proceeds, net of commissions and expenses, of $3,698.

In October 2018, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we may sell, at our option, up to an aggregate of $1.9 million in shares of our common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2018 ATM Offering”) will be made, in accordance with one or more placement notices delivered to WestPark Capital, which notices shall set parameters under which shares may be sold. The 2018 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2018 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2018 ATM Offering.

Employment Arrangements

During the quarter ended June 30, 2018, our board determined to terminate the services of John Boylan as Chairman, CEO and President. A member of our board is serving as interim CEO and President, and our board has commenced a search for a replacement CEO and President.

Recovery of Escrow Account

In 2010, we, and our operator in Colombia, Hupecol, sold our interests in two entities in Colombia. Pursuant to the terms of those sales, a portion of the sales price was escrowed to secure certain representations of the selling parties. Our share of amounts escrowed was recorded as escrow receivables.

In 2016, we recorded an allowance in the amount of $262,016 relating to the undisbursed balance of escrow receivables.

In October 2018, we received payments totaling $89,230 representing recoveries of escrowed funds relating to the previously written-off escrow receivables. As a result of the receipt of such funds, we will record a non-recurring gain in the amount of $89,230 during the quarter ending December 31, 2018.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased by 395% to $552,946 in the three months ended September 30, 2018 compared to $111,741 in the three months ended September 30, 2017. Oil and gas revenues increased 772% to $1,881,683 in the nine months ended September 30, 2018 compared to $215,649 in the nine months ended September 30, 2017.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross producing wells	9	11	9	12
Net producing wells	0.95	0.99	0.95	1.0
Net oil production (bbl)	5,426	2,310	19,375	3,888
Net gas production (mcf)	80,000	3,450	201,083	11,479
Average sales price – oil (per barrel)	$54.92	$43.45	$59.13	$45.69
Average sales price – natural gas (per mcf)	$3.19	$3.29	$3.66	$3.31

The increase in production reflects production from our two initial Reeves County wells which commenced commercial production during the fourth quarter of 2017.

The increase in average sales prices reflected generally rising global energy prices during the periods.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2018 First Nine Months
Oil sales	$—	$1,145,643	$1,145,643
Gas sales	—	736,040	736,040
2017 First Nine Months
Oil sales	$—	$177,678	$177,678
Gas sales	—	37,971	37,971

Lease Operating Expenses. Lease operating expenses increased by 404% to $278,460 during the three months ended September 30, 2018 from $55,245 during the three months ended September 30, 2017. During the nine months ended September 30, 2018, lease operating expenses increased by 702% to $764,035 from $95,260 during the nine months ended September 30, 2017. The change in total lease operating expenses was attributable to the commencement of production from our two initial Reeves County wells.

Following is a summary comparison of lease operating expenses, by region, for the periods.

		Colombia	U.S.	Total
Quarter ended September 30,	- 2018	$—	$278,460	$278,460
	- 2017	$—	$55,245	$55,245

Nine Months ended September 30,	- 2018	$—	$764,035	$764,035
	- 2017	$—	$95,260	$95,260

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

General and Administrative Expenses. General and administrative expense decreased by 52% to $301,495 during the three months ended September 30, 2018 from $622,994 during the three months ended September 30, 2017, and decreased 28% to $1,165,854 during the nine months ended September 30, 2018 from $1,627,433 during the nine months ended September 30, 2017. The change in general and administrative expense was primarily attributable to a reduction in legal fees compared to 2017 when we were significantly more active in acquisition and financing activities and a reduction in compensation expense following termination of our chief executive officer.

Stock-Based Compensation Expense. Stock-based compensation expense decreased by 77% to $14,217 during the three months ended September 30, 2018, from $61,025 during the three months ended September 30, 2017, and decreased 58% to $82,947 during the nine months ended September 30, 2018, from $196,869 during the nine months ended September 30, 2017. The change in stock-based compensation expenses was primarily attributable to earlier high value awards being fully amortized and expiration of options granted to terminated employees.

Depreciation and Depletion Expense. Depreciation and depletion expense was $89,924 and $55,280 for the three months ended September 30, 2018 and 2017, respectively, and $267,896 and $86,486 for the nine months ended September 30, 2018 and 2017, respectively. The increase was due to an increased depletion base and higher production rates, both attributable to commencement of operations of our Reeves County wells.

Financial Condition

Liquidity and Capital Resources. At September 30, 2018, we had a cash balance of $785,346 and working capital of $1,112,079, compared to a cash balance of $396,062 and working capital of $591,703 at December 31, 2017.

Operating activities provided cash of $6,010 during the nine months ended September 30, 2018, compared to $1,241,127 used during the nine months ended September 30, 2017. The change in operating cash flow was primarily attributable to a $1,438,951 decrease in net loss for the 2018 nine-month period, compared to the 2017 nine-month period, which improvement was attributable to the commencement of operations of our Reeves County wells.

Investing activities used cash of $119,926 during the nine months ended September 30, 2018, compared to $3,878,984 used during the nine months ended September 30, 2017. The decrease in funds used by investing activities during 2018 reflects lower investments in acreage acquisitions (including $135,329 for Yoakum County acreage in 2018, compared to $1,041,596 in Reeves County acreage in 2017) and lower investments in drilling operations during 2018 ($13,389 in 2018, compared to $3,433,511 in 2017), offset by a credit of $125,280 attributable to cash advances previously reflected as development costs on the Company’s Reeves County acreage.

Financing activities provided cash of $507,200 during the nine months ended September 30, 2018, compared to $5,048,545 provided during the nine months ended September 30, 2017. During 2018, cash provided by financing activities consisted of sales of common stock in the 2017 ATM Offering ($688,550), partially offset by dividend distributions on outstanding preferred stock ($181,350). During 2017, cash provided by financing activities consisted of $5,729,115 from the sale of common stock in the 2017 ATM Offering ($3,049,515), Series A Preferred Stock ($1,200,000), Series B Preferred Stock and Series B Warrants ($909,600), and Bridge Loan Notes and Bridge Loan Warrants ($570,000), partially offset by the payment of dividends on preferred stock ($80,570) and repayment of Bridge Loan Notes ($600,000).

Long-Term Liabilities. At September 30, 2018, we had long-term liabilities of $83,265, compared to $84,903 at December 31, 2017. Long-term liabilities consisted of deferred rent obligation and a reserve for plugging costs.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Reeves County and Yoakum County acreage. Our principal capital and exploration expenditures during the balance of 2018 and early 2019 are expected to relate to drilling additional wells on our Reeves County acreage, drilling an initial well on our Yoakum County acreage and possibly opportunistic acquisitions of additional acreage in the Permian Basin. The actual timing and number of wells drilled during 2018 and early 2019 will be principally controlled by the operators of our Reeves County and Yoakum County acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the Reeves County acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During the nine months ended September 30, 2018, we invested $20,029, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties $135,329, attributable to acreage acquired in Yoakum County, Texas, and (2) preparation and evaluation costs in Colombia of $9,980; offset by a credit of $125,280 attributable to cash advances previously reflected as development costs on the Company’s Reeves County acreage. Of the amount invested, the Company capitalized $145,309 to oil and gas properties not subject to amortization and reduced costs capitalized to oil and gas properties subject to amortization by $125,280. Capital investments for the first nine months of 2018 were curtailed pending proposals of new drilling operations from the operators of our Reeves County and Yoakum County acreage.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells. With the completion of sales lines and other infrastructure serving our Reeves County acreage and experience gained from drilling our initial wells, we anticipate that costs to drill and bring future wells onto production will decrease, and delays in bringing production on line will be minimized or eliminated, as compared to our experience in bringing our initial wells onto production.

Our cash holdings, including proceeds from our 2017 ATM Offering and escrow funds received subsequent to September 30, 2018, together with revenues from our initial Reeves County wells, are expected to be adequate to support operations for the next twelve months following the issuance of these financial statements, and, depending on our operator’s drilling and completion budget, may be adequate to fund our share of costs to drill a well in Yoakum County but are not expected to be adequate to fund our share of drilling and completion costs of any wells that may be drilled in Reeves County.

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

While we may, among other efforts, seek additional funding from our 2018 ATM Offering, and private sales of equity and debt securities, we presently have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our Reeves County, or other, acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2018
	By:	/s/ James Schoonover
James Schoonover
Interim CEO and President (Principal Executive Officer and Principal Financial Officer)

