Form 10-K
period 2018-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2019-04-01
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]
Smaller reporting company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, based on the closing sales price of the registrant’s common stock on that date, was approximately $15.2 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 15, 2019 was 62,425,140.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2019 Annual Meeting are incorporated by reference into Part III of this Report.

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

General

Houston American Energy Corp is an independent oil and gas company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties. Our principal properties, and operations, are in the U.S. Permian Basin. Additionally, we have properties in the U.S. Gulf Coast region, particularly Texas and Louisiana, and in the South American country of Colombia.

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

Each of our property interests differ in scope and character and consists of one or more types of assets, such as 3-D seismic data, owned mineral interests, leasehold positions, lease options, working interests in leases, partnership or limited liability company interests, corporate equity interests or other mineral rights. Our percentage interest in each property represents the portion of the interest in the property we share with other partners in the property. Because each property consists of a bundle of assets that may or may not include a working interest in the project, our stated interest in a property simply represents our proportional ownership in the bundle of assets that constitute the property. Therefore, our interest in a property should not be confused with the working interest that we will own when a given well is drilled. Each of our exploration and development projects represents a negotiated transaction between the project partners relating to one or more properties. Our working interest may be higher or lower than our stated interest.

The following table sets forth information relating to our principal properties as of December 31, 2018:

		Average	Gross	Net proved	2018 Net Production
	Net acreage(1)	working interest %	producing wells(1)	reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Texas	260	16.1%	2	786,327	21,526	246,378
Louisiana	301	17.7%	2	16,546	2,303	6,036
Oklahoma	4	2.8%	1	1,814	13	639

Total U.S.	565	16.3%	5	804,687	23,842	253,053
Colombia	49,025	12.5%	—	—	—	—

Total	49,590	12.5%	5	804,687	23,842	253,053

(1)	Excludes acreage and one well on which we hold royalty interests but no working interest.

In 2018, we acquired a 12.5% working interest (subject to a proportionate 10% back-in after payout) in an approximately 650-acre lease block in Yoakum County, Texas.

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Permian Basin and Gulf Coast regions of Louisiana and Texas.

Texas Properties

Reeves County. We hold an 18.6% average working interest in 960 gross acres in Reeves County, Texas, consisting of (1) the 320 gross acre Johnson Lease, in which we hold a 25% working interest, subject to a proportionate 5% back-in after payout, and (2) the 640 gross acre O’Brien Lease, in which we hold an average 15.489% working interest. Our Reeves County acreage lies within the Delaware sub-basin of the Permian Basin, with resource potential in the Wolfcamp, Bone Spring and Avalon formations. During 2017, we drilled and completed our initial wells on both lease blocks, the Johnson State #1H well and the O’Brien #3H well, both horizontally drilled and hydraulically fractured wells in the Wolfcamp A formation.

In June 2018, a new operator took control of operations of our Reeves County acreage, following the acquisition of the interests of the former operator. No wells were drilled on our Reeves County acreage during 2018 pending development and presentation of drilling plans by the new operator. We anticipate resumption of drilling operations on our Reeves County acreage but the timing, number of wells drilled, anticipated costs and related matters are subject to our review and acceptance of development plans expected to be provided by the new operator, as well as our ability to finance our share of costs, market conditions and other factors, many of which are beyond our control.

Yoakum County. We hold a 12.5% working interest, subject to a proportionate 10% back-in after payout, in an approximately 650 gross acre block in Yoakum County, Texas. Our Yoakum County acreage lies within the Midland sub-basin of the Permian Basin.

In early 2019, we drilled the Frost #1H well, the first well on our Yoakum County acreage. The well was horizontally drilled and, following drilling operations, the operator commenced build out of the site to support production. We anticipate that construction of production facilities will be complete and that the well will be hydraulically fractured in the San Andres Formation during the second quarter of 2019. Subject to the operator’s evaluation of the performance of the initial well, we anticipate that additional wells will be drilled on our Yoakum County acreage in the future.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

●	East Baton Rouge Parish — we hold a 23.437% mineral interest in 2,485 gross acres, of, or as to, which (i) we hold a 3.547% net royalty interest in 498.12 acres, including the Crown Paper #01 well, (ii) we hold a 5.273% net royalty interest in 743.94 acres, and (iii) 1,242.94 acres are unleased.

●	Vermilion Parish — we hold a 1.974% working interest in a 15,000 foot Discorbis well and 450+ gross acre lease block.

●	Jefferson Davis Parish — we hold a 10.938% working interest before payout and a 9.375% working interest after payout in a 7,000 foot Cris H well and 10 gross acre lease block.

The operator/lessee of 743.94 gross acres in East Baton Rouge Parish has indicated that it plans to drill an initial well to test the Lower Tuscaloosa Formation below 19,000 feet. Otherwise, there are no known present plans to conduct additional drilling operations on our Louisiana acreage.

- Colombian Properties:

At December 31, 2018, we held interests in multiple prospects in Colombia covering 392,205 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2018:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—
Total			392,205	—	—

At December 31, 2018, we held interests in three concessions operated by Hupecol Operating Co. in Colombia. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 392,205 acres. Our interest in each of the concessions is subject to an escalating royalty ranging from 8% to 20% depending upon production volumes and pricing and an additional 6% to 10% per concession when 5,000,000 barrels of oil have been produced on a field in a concession.

As of December 31, 2018, no wells had been drilled and no production had taken place on any of the fields in our then existing concessions in Colombia.

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

During 2018, Hupecol continued to experience opposition, at the local level, to their efforts to secure necessary permits to commence drilling operations on the Serrania block. The federal government, which originally granted the concession, granted necessary permits to commence drilling and subsequently rescinded the permits. Given the ongoing opposition, Hupecol has determined to defer further efforts to commence drilling on the block for the foreseeable future and has commenced discussions with the ANH with a view to arriving at a final definitive settlement either permitting drilling or compensating Hupecol for the block.

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

Drilling Activity

During 2018, we drilled no wells. The following table summarizes the number of wells drilled during 2018, 2017, and 2016, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total development wells	—	—	—	—	—	—

Exploratory wells, completed as:
Productive	—	—	2	0.36	—	—
Non-productive	—	—	—	—	—	—
Total exploratory wells	—	—	2	0.36	—	—

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2018, we had pre-drilling operations ongoing on a single well on our Yoakum County acreage. Otherwise, we had no drilling operations in progress at December 31, 2018.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2018, we owned interests in 5 gross wells (excluding wells in which we hold only royalty interests). As of December 31, 2018, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	3	2
Net	0.47	0.05
Colombia
Gross	—	—
Net	—	—
Total
Gross	3	2
Net	0.47	0.05

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Net Production:
Gas (Mcf):
United States	253,053	30,997	20,204
Colombia	—	—	—
Total	253,053	30,997	20,204

Oil (Bbls):
United States	23,842	10,038	2,933
Colombia	—	—	—
Total	23,842	10,038	2,933

Average sales price:
Gas ($ per Mcf)
United States	$3.27	$3.88	$2.35
Colombia	—	—	—
Total	$3.27	$3.88	$2.35

Oil ($ per Bbl)
United States	$57.43	$50.81	$40.40
Colombia	—	—	—
Total	$57.43	$50.81	$40.40

Average production costs ($ per BOE):
United States	$53.19	$14.23	$14.15
Colombia	—	—	—
Total	$53.19	$14.23	$14.15

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2018, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (“PV-10”) and after future income taxes (“Standardized Measure”) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed Producing
United States	107,748	1,544,383	365,145
Colombia	—	—	—
Total Proved Developed Producing Reserves	107,748	1,544,383	365,145

Proved Undeveloped
United States	242,949	1,179,557	439,542
Colombia	—	—	—
Total Proved Undeveloped Reserves	242,949	1,179,557	439,542
Total Proved Reserves	350,697	2,723,940	804,687

	Proved Developed	Proved Undeveloped	Total Proved
PV-10 (1)	$4,343,505	$3,371,143	$7,714,648
Standardized measure (3)	$4,343,505	$3,371,143	$7,714,648

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2018. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2018. The average prices utilized for purposes of estimating our proved reserves were $62.19 per barrel of oil and $1.79 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 and Standard Measure estimates, set forth above were prepared by Russell K. Hall & Associates, Inc. for our Reeves County, Texas reserves and by Lonquist & Co., LLC for all other reserves.

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Our year-end reserve reports are prepared by reserve engineering firms based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geosciences and engineering data, and other information provided to them by our management team. Upon analysis and evaluation of data provided, the reserve engineering firms issue a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our President and board for reasonableness of the results obtained. Once any questions have been addressed, the reserve engineering firms issue final appraisal reports, reflecting their conclusions.

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

Proved Undeveloped Reserves

The following table summarizes activity within our proved undeveloped reserve category for the year ended December 31, 2018:

For the Year Ended December 31, 2018
Proved undeveloped reserves (MBoe):
Beginning of year	437,797
Increase due to evaluation reassessments	1,786
End of year	439,583

At December 31, 2018, all proved undeveloped reserves were attributable to our Reeves County, Texas acreage.

As a result of the change in operator of our Reeves County acreage and their pending drilling plans, we incurred no costs relating to the development of proved undeveloped acreage during 2018.

We expect to develop all of our proved undeveloped reserves as of December 31, 2018 within five years of their initial booking. None of our proved undeveloped locations have been booked for longer than five years.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions, but excluding acreage in which we hold a royalty interest but no working interest), categorized by geographical area, which we held as of December 31, 2018:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	2,343	434	970	131
Colombia	—	—	392,205	49,025
Total	2,343	434	393,175	49,156

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

Many of the leases and concessions comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2018, the expiration periods of the gross and net acres that are subject to leases or concessions summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2019	320	50
December 31, 2020	650	81
December 31, 2021	—	—
December 31, 2022	—	—
December 31, 2023 and later	—	—
Total	970	131

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

Marketing

At December 31, 2018, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2018, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

Climate Change Legislation and Greenhouse Gas Regulation

Federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects the emission of “greenhouse gases” may have on the environment and climate worldwide. These effects are widely referred to as “climate change.” Since its December 2009 endangerment finding regarding the emission of greenhouse gases, the Environmental Protection Agency (the “EPA”) has begun regulating sources of greenhouse gas emissions under the federal Clean Air Act. Among several regulations requiring reporting or permitting for greenhouse gas sources, the EPA finalized its “tailoring rule” in May 2010 that determines which stationary sources of greenhouse gases are required to obtain permits to construct, modify or operate on account of, and to implement the best available control technology for, their greenhouse gases. In November 2010, the EPA also finalized its greenhouse gas reporting requirements, beginning in March 2012, for certain oil and gas production facilities.

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

Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, beginning in the second half of 2014 and continuing through 2016, declines in demand thought to be associated with slowing economic growth in certain markets coupled with new oil and gas supplies coming on line in recent years resulted in oil and gas supply exceeding global demand which, in turn, resulted in a steep decline in prices of oil and natural gas. As a result, our average realized prices for oil and natural gas declined 44% and 33%, respectively, from 2014 to 2015 and 28% and 24%, respectively, from 2015 to 2016. While oil and natural gas prices have rebounded from 2016 levels, energy prices remain well below 2014 levels and there can be no assurance that a reoccurrence of price weakness will not arise in the future.

Past declines in prices reduced, and any declines that may occur in the future can be expected to reduce, our revenues and profitability as well as the value of our reserves. Such declines adversely affect well and reserve economics and may reduce the amount of oil and natural gas that we can produce economically, resulting in deferral or cancellation of planned drilling and related activities until such time, if ever, as economic conditions improve sufficiently to support such operations. Any extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

We have experienced recurring operating losses and may be unable to support operations and future capital commitments without additional capital, the sale of assets or other measures.

As a result of continuing operating losses, unless we are able to grow production through drilling, acquisitions or otherwise, we may not be able to support our operations and future capital commitments and may require additional capital, or may be required to take additional measures, to support operations and future capital commitments over the next year. Our estimated drilling budget for 2019 is $325,000, principally relating to the preparation for drilling, drilling, fracturing and completion of a second well in Yoakum County, Texas expected to commence in second half of 2019. Additionally, we expect the operator of our Reeves County acreage to drill an additional well during 2019, although no proposal in that regard has been provided and no budget has been set should such well be drilled. Our actual drilling budget can vary substantially based on the timing and results of drilling operations as well as determinations to participate in the drilling and development of prospects. If an additional well is drilled in Reeves County during 2019, we do not believe that our existing financial resources will be adequate to support our share of such cost. If our financial resources are not adequate to support ongoing operations and/or drilling of additional wells, we may be required to seek additional capital, to divest certain assets, to curtail certain expenditures and/or to forego participation in drilling of additional wells which may result in the partial or complete loss of our interest in prospects. We have no commitments to provide additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to support our ongoing operations and our 2019 drilling budget.

Our oil and gas holdings and operations are concentrated, and we are dependent upon the results of drilling and production operations on a small number of prospects and wells; in particular, our Permian Basin holdings and wells. If those properties and wells perform below expectations, we may experience production, revenues and profitability below expectations.

At December 31, 2018, we owned interests in 565 net acres and 0.52 net wells in the United States and our drilling plans for the foreseeable future are focused exclusively on our Permian Basis acreage where we drilled two initial wells in 2017 and one well in early 2019. Our Permian Basin wells accounted for 91% of our total production volumes during 2018. Our production, revenues and profitability for the foreseeable future are expected to be highly dependent upon the results of existing and future wells we may drill in the Permian Basis. In order grow our revenues and improve profitability, we must continue to drill productive wells. If existing wells, or future wells we may drill, in the Permian Basin perform below expectations, we may experience flat or declining production and revenues and may be unable to attain profitability.

We may be unable to make attractive acquisitions and any acquisitions may be subject to substantial risks that could adversely affects our business.

Acquisitions of additional mineral acreage at favorable prices is part of our strategy to increase and diversify our holdings and grow our production and revenues. We expect to focus our acquisition efforts in the Permian Basin with an emphasis on acquiring smaller “stranded” acreage positions at favorable prices. Competition for mineral acreage in the Permian Basin is intense. Other operators, particularly large operators, have historically paid substantially higher prices for Permian Basin acreage than we have paid. There can be no assurance that we will be able to successfully acquire additional acreage in the Permian Basin or elsewhere at favorable prices or at all. Even if we are successful in acquiring additional acreage on favorable terms, it is possible that such acreage (i) will be more speculative than higher priced acreage, (ii) may face challenges or limitations in drilling and operations such as lack of, or limited access to, critical infrastructure, due to the “stranded” nature of such acreage, or (iii) may prove uneconomical.

Our ability to acquire additional mineral acreage and to drill and develop our existing acreage as well as other acreage that may be acquired is subject to availability of financing on satisfactory terms.

Our financial resources are limited and may not be adequate to conduct additional drilling operations on our acreage or to consummate any meaningful acquisition. Our share of well costs on our initial two wells, which varies depending on our working interest in the tracts comprising our Reeves County acreage, averaged approximately $1.6 million per well. While we continually learn from our prior operations and look to continually bring down costs, for each additional well on which we plan to participate, we may be required to secure financing to support our share of such costs.

We may continue to seek to access the capital markets to support planned drilling operations or acquisitions through sales of common stock, preferred stock or other securities or may seek debt financing to support such capital requirements. We do not presently have any commitments to provide equity or debt financing to support any future drilling operations or acquisitions and there can be no assurance that such financing will be available if and when needed on acceptable terms or at all. If we are unable to fund our share of drilling and completion costs of future wells on our Permian Basin acreage, we may experience flat and declining production and revenues and decreased profitability and may be subject to penalties with respect to our interest in our Permian Basin acreage.

Our Permian Basin operations involve use of horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

Our operations in the Permian Basin involve utilizing some of the latest drilling and completion techniques as developed by our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

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

During 2018, the original operator of our Reeves County acreage sold its interest in the acreage and the acquirer of that interest assumed operatorship of the acreage. The new operator of the acreage has not as yet provided a plan to develop our Reeves County acreage. Our ability to realize production, revenues and value from our Reeves County acreage is dependent upon, among other things, the new operator’s presentation of, and execution on, an acceptable development plan. If the new operator does not present and execute on a plan to develop our Reeves County acreage, we may incur falling production and revenues and a decline in value of our acreage.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, water disposal and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget and operate profitably.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations. If the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. In particular, high levels of horizontal drilling and hydraulic fracturing operations in the Permian Basin have created increased demand, and higher costs, for associated drilling and completion services, water supply, handling and disposal and access to production handling and transportation infrastructure, each of which have resulted in higher than anticipated prices with respect to our initial Reeves County wells. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

For example, as a result of the absence of gathering systems to handle production from our initial Reeves County wells, production was deferred, or associated gas flared pending construction of gathering systems and associated infrastructure serving the relevant leases. The amount of oil and gas that can be produced is subject to limitations in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. Curtailments arising from these and similar circumstances may last from a few days to several months, resulting in lost or curtailed production and revenues.

We may operate in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. This may be particularly true with respect to our Colombian acreage where infrastructure is limited or, in some cases, non-existent. Such restrictions on our ability to sell our oil or natural gas could have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

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

A substantial percentage of our properties are unproven and undeveloped; therefore, the cost of proving and developing our properties and risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

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

Our existing Permian Basin wells have been hydraulically fractured and future wells that we may drill in the Permian Basin are expected to be economically viable only if hydraulic fracturing is utilized to increase flows of oil and natural gas, particularly in shale formations. The use of hydraulic fracturing has been the subject of much scrutiny and debate in recent years with many activists and state and federal legislators and regulators actively pushing for most stringent regulation of such operations or even the ban of such operations.

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

The stock market periodically experiences extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

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

We may from time to time be a party to lawsuits incidental to our business. As of March 15, 2019, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “HUSA.”

Holders

As of March 15, 2019, there were approximately 876 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,078,674	$0.77	4,291,667
Equity compensation plans not approved by security holders	—	—	—
	4,078,674	$0.77	4,291,667

(1)	Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2008 Equity Incentive Plan and the Houston American Energy Corp. 2017 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Permian Basin Acreage Leasing

In 2017, we acquired a 25% working interest, subject to a proportionate 5% back-in after prospect payout, in two lease blocks (the Johnson and O’Brien leases), covering 717.25 gross acres, in Reeves County, Texas. The acreage lay in the Delaware Basin region of the larger Permian Basin.

In conjunction with planned drilling and development of the O’Brien tract, and in order to optimize the length of planned horizontal leg and anticipated recoveries, we entered into a pooling arrangement pursuant to which the owner of adjoining acreage block contributed a portion of that acreage to the contract area covering by the O’Brien tract. As a result, our effective gross acreage in Reeves County increased to 960 acres and our average working interest across the acreage was reduced to 18.7%.

In 2018, we acquired a 12.5% working interest, subject to a proportionate 10% back-in after payout, in an approximately 650-acre lease block in Yoakum County, Texas. The acreage lay in the Midland Basin region of the larger Permian Basin.

Louisiana Acreage Lease/Royalty Interest

We hold a 23.437% mineral interest in 2,485 gross acres in East Baton Rouge Parish, Louisiana. Out of that acreage, in 2018, we leased to an operator/lessee 743.94 acres. Under the terms of that lease, we received a lease bonus totaling $113,335 and a royalty of 22.5% gross, entitling us to a 5.27% net interest in all production from the acreage free of operating costs, other than production and ad valorem taxes.

The operator/lessee has indicated that it plans to drill an initial well to test the Lower Tuscaloosa Formation below 19,000 feet.

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

In 2018, the operator of our Reeves County acreage sold its interest in the acreage and the buyer assumed operatorship of the acreage. Pending development of a drilling plan by the new operator, and pending construction of supporting infrastructure by third parties, no drilling operations were conducted during 2018. We anticipate that the new operator will present a drilling plan and, subject to our approval of the same and our ability to finance our share of related costs, that we will resume drilling operations in Reeves County during 2019.

In late 2018, pre-drilling operations commenced on our Yoakum County acreage. In January 2019, we began drilling the Frost #1H well, our first well on our Yoakum County acreage, and reached total depth of approximately 10,000 feet, including an approximately 4,800-foot horizontal leg. Casing on the well has been set, construction of production facilities commenced and fracturing of the well is anticipated to commence in the second quarter of 2019.

Financing Activities

In order to support operations and finance acquisition of our Yoakum County acreage, we raised an aggregate of $747,205 of capital during 2018 from the sale of 2,433,903 shares of common stock in our “at-the-market” offering.

Employment Arrangements

During 2018, our board determined to terminate the services of John Boylan as Chairman, CEO and President. A member of our board is serving as interim CEO and President, and our board has commenced a search for a replacement CEO and President.

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

In 2018, we received payments totaling $86,553, net, representing recoveries of escrowed funds relating to the previously written-off escrow receivables. As a result of the receipt of such funds, we recorded non-recurring other income in the amount of $86,553 in 2018.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2018. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

Revenue recognition. On January 1, 2018, we adopted the new revenue guidance using the modified retrospective method for contracts that were not complete at December 31, 2017. ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results are not adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While our 2018 net earnings were not materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018.

Our revenue is comprised principally of revenue from exploration and production activities. Our oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2018 and 2017:

	At December 31, 2018	At December 31, 2017
Acquisition costs	$141,318	$141,318
Evaluation costs	2,315,181	2,168,023
Total	$2,456,499	$2,309,341

The carrying value of unevaluated oil and gas prospects includes $2,321,170 and $2,309,341 expended for properties in South America at December 31, 2018 and 2017, respectively. We are maintaining our interest in these properties.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Oil and Gas Revenues. Total oil and gas revenues increased 256% to $2,243,325 in 2018 from $630,392 in 2017. The increase in revenues was attributable to a combination of higher production and an increase in average prices realized from oil and gas sales.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2018 and 2017:

	2018	2017
Gross producing wells	5	10
Net producing wells	0.52	0.98
Net oil production (Bbls)	23,842	10,038
Net gas production (Mcf)	253,053	30,997
Oil—Average sales price per barrel	$57.43	$50.81
Gas—Average sales price per mcf	$3.27	$3.88

The increase in production reflects the commencement of production from our Johnson #1H and O’Brien #3H wells during the fourth quarter of 2017. The decline in well count reflects the termination of operation of certain marginal wells.

The change in average sales prices realized reflects fluctuations in global commodity prices. Realized prices stabilized and began increasing in late 2016 and continuing through mid-2018 with some moderation in prices late in 2018 and into 2019.

Oil, gas and natural gas liquids sales revenues for 2018 and 2017 by region were as follows:

	Colombia	U.S.	Total
2018
Oil sales	$—	$1,416,946	$1,416,946
Gas sales	$—	$663,389	$663,389
Natural gas liquids sales	$—	$162,987	$162,987
2017
Oil sales	$—	$510,006	$510,006
Gas sales	$—	$120,386	$120,386
Natural gas liquids sales	$—	$—	$—

Lease Bonus Revenue. During 2018, lease bonus revenue totaled $113,335 as compared to $0 in 2017. Lease bonus revenue related to a non-recurring lease to a third party operator of a mineral interest held by the Company is Louisiana.

Lease Operating Expenses. Lease operating expenses, excluding joint venture expenses relating to our Colombian operations discussed below, increased 322% to $914,269 in 2018 from $216,429 in 2017.

The increase in lease operating expenses was attributable to the commencement of production from our first two Reeves County wells, the resumption of production from a well that had been offline and increased salt water disposal fees.

Following is a summary comparison of lease operating expenses for the periods.

	Colombia	U.S.	Total
2018	$—	$914,269	$914,269
2017	$—	$216,429	$216,429

Consistent with our business model and operating history, we experienced steep declines in lease operating expenses in 2017 following strategic divestitures and anticipate lease operating expenses to continue to ramp up to levels consistent with regional costs as new wells are brought on line. With the commencement of production in Reeves County and additional drilling in Yoakum County and expected in Reeves County, lease operating expenses in the U.S. and overall, are expected to increase in 2019, partially offset by expected savings in transportation costs associated with the completion of an adjacent salt water disposal well, which is expected to come on line by early April 2019.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 122% to $357,822 in 2018 from $161,489 in 2017. The increase in depreciation and depletion during 2018 was due to investments in, and commencement of production from, our initial Reeves County wells late in 2017. Depreciation and depletion are expected to increase in 2019 as a result of investment in our Yoakum and Reeves County drilling program and increased production expected to result from the same.

General and Administrative Expenses. General and administrative expense decreased by 33% to $1,422,560 in 2018 from $2,128,667 in 2017. The change in general and administrative expense was primarily attributable to (i) a reduction in legal fees compared to 2017 when we were significantly more active in acquisition and financing activities, and (ii) a reduction in compensation expense following the termination of our chief executive officer.

Other Income (Expense). Other income/expense, net, totaled $86,655 of income during 2018 as compared to $161,421 of expense during 2017. Other income during 2018 consisted of $102 of interest income and $86,553 of other income arising from the recovery of escrowed funds previously written-off. Other expense, net, during 2017 consisted of $171,605 of interest expense with respect to the Bridge Loan Notes, including $12,871 of cash interest expense, $30,000 of amortization of debt discount arising from the sale of the Bridge Loan Notes at a discount to face amount and $128,734 of deemed value of the Bridge Loan Warrants issued in conjunction with the Bridge Loan Notes; partially offset by interest earned on cash balances and one-time lease participation fee of $10,000 received during 2017.

Financial Condition

Liquidity and Capital Resources. At December 31, 2018, we had a cash balance of $755,702 and working capital of $895,366 compared to a cash balance of $392,062 and working capital of $591,703 at December 31, 2017.

Cash Flows. Operating activities provided cash of $360,792 during 2018, compared $1,716,847 of cash used during 2017. The change in cash used in operations was primarily attributable to the $1,786,278 decrease in net loss in 2018 compared to 2017 which improvement was attributable to the commencement of production in late 2017 from our Reeves County wells.

Investing activities used cash of $505,407 during 2018, compared to $4,412,456 of cash used during 2017. The decrease in cash used in investing activities reflects lower investments in acreage ($135,329 in 2018 attributable to Yoakum County acreage compared to $1,043,977 in 2017 attributable to Reeves County acreage) and lower investments in drilling operations ($390,216 in 2018 compared to $3,368,479 in 2017 to drill, complete and construct infrastructure for the two initial Reeves County wells). 2018 investing activities reflect a credit of $131,864 attributable to cash advances previously reflected as development costs on the Reeves County acreage.

Financing activities provided cash of $508,255 during 2018, compared $6,040,193 of cash provided during 2017. During 2018, cash provided by financing activities consisted of sales of common in our 2017 “at-the-market” offering, or ATM Offering, $747,205 partially offset by dividend distributions on outstanding preferred stock ($238,950). During 2017, cash provided by financing activities consisted of sales of common stock under our ATM Offering ($4,101,013), Series A Preferred Stock ($1,200,000), Series B Preferred and Series B Warrants ($909,600), and Bridge Loan Notes and Bridge Loan Warrants ($570,000), partially offset by the payment of dividends on preferred stock ($140,420) and repayment of Bridge Loan Notes ($600,000).

Long-Term Liabilities. At December 31, 2018, we had long-term liabilities of $82,719 as compared to $84,903 at December 31, 2017. Long-term liabilities, as of December 31, 2018, consisted of a reserve for plugging costs of $38,754 and deferred rent of $43,965.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Reeves County and Yoakum County acreage. Our principal capital and exploration expenditures during 2019 are expected to relate to drilling additional wells on our Reeves County acreage, drilling an initial well on our Yoakum County acreage and possibly opportunistic acquisitions of additional acreage in the Permian Basin. The actual timing and number of wells drilled during 2019 will be principally controlled by the operators of our Reeves County and Yoakum County acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During 2018, we invested $405,510, net, for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition of U.S. properties ($135,329), attributable to acreage acquired in Yoakum County, Texas, (2) pre-drilling preparation costs ($144,989) relating to our Yoakum County acreage, (3) preparation and evaluation costs in Colombia ($11,829), and (4) other development and acquisition costs related to our US oil and gas properties ($245,227); offset by a credit of $131,864 attributable to cash advances previously reflected as development costs on our Reeves County acreage. Of the amount invested, we capitalized $147,158 to oil and gas properties not subject to amortization and reduced net costs capitalized to oil and gas properties subject to amortization by $99,470. Capital investments during 2018 were curtailed pending proposals of new drilling operations from the operators of our Reeves County and Yoakum County acreage.

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

We have incurred continuing losses since 2011, including a loss of approximately $251,000 for the year ended December 31, 2018. However, during 2018, we raised, net of offering costs, approximately $747,000 in our ATM offering, and have substantially reduced our general and administrative costs, increased revenues, and generated approximately $361,000 from our operating activities, thereby mitigating going concern considerations. Further, as of December 31, 2018, we have a cash balance of approximately $756,000 and working capital of approximately $895,000.

Our principal capital and exploration expenditures during 2019 are expected to relate to drilling an additional well on our Yoakum County lease and, possibly, on our Reeves County acreage. The operator in Yoakum County has committed to drill a second well during 2019 at an approximate cost to us of $325,000. We believe that we have the ability to fund our cost for such a well from cash on hand. The new operator of our Reeves County wells has not yet communicated definitive plans to drill an additional well on that acreage in 2019. If they proceed with drilling plan for an additional well, we may require additional capital to participate in the drilling of that well. We believe that we has sufficient cash on hand to fund our expected drilling operations and our operations for the twelve months following the issuance of these financial statements.

Given the ongoing delays in our operator’s proposing new wells in Reeves County, we continue to actively seek opportunities to acquire additional acreage or other strategic transactions with a view to adding scale to our operations.

In order to fund our estimated drilling and completion costs of additional wells in Reeves County, our costs of any new acquisition or other strategic transactions, and possibly our costs of drilling and completion of additional Yoakum County wells, we expect that we will be required to raise additional capital. In the event that we do require additional capital to fund our share of costs for drilling wells during 2019, we expect that we would seek additional capital from one or more sources of additional sales of shares in its ATM Offering and private sales of equity and debt securities.

While we may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, we presently have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

Contractual Obligations. At December 31, 2018, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2018:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$504,703	$128,348	$376,355	$—	$—
Total	$504,703	$128,348	$376,355	$—	$—

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (“ORRI”) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to third parties. Our Reeves County and Yoakum County acreage are subject to a ORRI’s ranging from 1% to 2%, in aggregate, in favor of current and former employees and officers. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of a current employee and a former director.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2018.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Such conclusion reflects our interim chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy this material weakness, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2018, and their ages and positions as of that date, are as follows:

Name	Age	Position
James Schoonover	62	Interim President and Interim Chief Executive Officer

James Schoonover has served as our Interim President and Interim CEO since June 2018 and as a director since April 2018. Mr. Schoonover has, since 2016, served as Chief Operating Officer of Encompass Compliance Corporation, an OTC Market traded company providing compliance and risk mitigation services to U.S. employers. Previously, from February 2014 to July 2015, Mr. Schoonover served as National Sales Director for Cordant Health Services, a consolidator of independent toxicology laboratories, and, from 1998 to December 2012, as Chief Marketing Officer of MedTox Scientific, Inc., a Nasdaq-listed provider of specialized laboratory testing services and on-site/point-of-collection testing devices. From 2012 to 2017, Mr. Schoonover served as Chairman of the Board of H2O For Life, a non-profit organization focused on service-learning opportunities for students. Mr. Schoonover holds a B.A. degree from Cornell University and an MBA from the University of St. Thomas.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.
2.	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

1.1	At-the-Market Issuance Sales Agreement, dated July 10, 2017, by and between Houston American Energy Corp. and WestPark Capital, Inc.	8-K	07/11/17	1.1

1.2	At-the-Market Issuance Sales Agreement, dated October 5, 2018, by and between Houston American Energy Corp. and WestPark Capital, Inc.	8-K	10/05/18	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Certificate of Designations of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	4.1

4.3	Certificate of Designations of 12.0% Series B Convertible Preferred Stock	8-K	05/08/17	4.1

10.1	Form of Securities Purchase Agreement, dated January 31, 2017, relating to the sale of shares of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	10.1

10.2	Form of Securities Purchase Agreement, dated May 3, 2017, relating to the sale of shares of 12.0% Series B Convertible Preferred Stock and Warrants	8-K	05/08/17	10.2

10.3	Form of Warrant, dated May 3, 1017	8-K	05/08/17	10.1

10.4	Form of Bridge Loan Agreement	8-K	06/28/17	10.1

10.5	Form of Bridge Loan Note	8-K	06/28/17	10.2

10.6	Form of Warrant	8-K	06/28/17	10.3

10.7	Participation Agreement, dated January 4, 2017, with Founders Oil and Gas III, LLC	8-K	01/05/17	10.1

10.8	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.9	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.10	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.11	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP				X

23.2	Consent of Lonquist & Co., LLC				X

23.3	Consent of Russell K. Hall & Associates, Inc.				X

23.4	Consent of GBH CPAs, PC				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC				X

99.3	Report of Russell K. Hall & Associates, Inc.				X

*	Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: April 1, 2019

	By:	/s/ James Schoonover
James Schoonover Interim President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Schoonover	Interim Chief Executive Officer,	April 1, 2019
James Schoonover	Interim President and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Stephen Hartzell
Stephen Hartzell	Director	April 1, 2019

/s/ Keith Grimes	Director	April 1, 2019
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Houston American Energy Corp.

Houston, TX

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Houston American Energy Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2010.

Houston, Texas
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Houston American Energy Corp.

Houston, TX

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Houston American Energy Corp. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GBH CPAs, PC

We served as the Company’s auditor from 2010 to 2018.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 30, 2018

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$755,702	$392,062
Accounts receivable – oil and gas sales	136,042	347,548
Prepaid expenses and other current assets	66,381	3,750

TOTAL CURRENT ASSETS	958,125	743,360

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	60,397,878	60,139,526
Costs not being amortized	2,456,499	2,309,341
Office equipment	90,004	90,004
Total	62,944,381	62,538,871
Accumulated depletion, depreciation, amortization, and impairment	(56,082,902)	(55,725,080)

PROPERTY AND EQUIPMENT, NET	6,861,479	6,813,791

Other assets	3,167	3,167
TOTAL ASSETS	$7,822,771	$7,560,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$61,826	$127,036
Accrued expenses	933	24,621

TOTAL CURRENT LIABILITIES	62,759	151,657

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	38,754	35,658
Deferred rent obligation	43,965	49,245
TOTAL LONG-TERM LIABILITIES	82,719	84,903

TOTAL LIABILITIES	145,478	236,560

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $ 0.001; 10,000,000 shares authorized
Series A Convertible Redeemable Preferred Stock, Par value $ 0.001; 2,000 shares authorized; 1,085 and 1,175 shares issued and outstanding, respectively; liquidation preference of $ 1,085,000	1	1
Series B Convertible Redeemable Preferred Stock, Par value $ 0.001; 1,000 shares authorized; 835 and 895 shares issued and outstanding, respectively; liquidation preference of $ 835,000	1	1
Common stock, par value $ 0.001; 150,000,000 shares authorized 62,425,140 and 59,260,101 shares issued	62,425	59,260
Additional paid-in capital	73,084,009	72,482,303
Accumulated deficit	(65,469,143)	(65,217,807)

TOTAL SHAREHOLDERS’ EQUITY	7,677,293	7,323,758

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,822,771	$7,560,318

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUES
Oil and gas revenue	$2,243,325	$630,392
Lease bonus revenue	113,335	—
Total operating revenue	2,356,660	630,392

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	914,269	216,429
General and administrative expense	1,422,560	2,128,667
Depreciation and depletion	357,822	161,489
Total operating expenses	2,694,651	2,506,585

Loss from operations	(337,991)	(1,876,193)

OTHER INCOME (EXPENSE)
Interest income	102	184
Other income	86,553	10,000
Interest expense	—	(171,605)
Total other income (expense), net	86,655	(161,421)

Loss before taxes	(251,336)	(2,037,614)

Income tax expense (benefit)	—	—

Net loss	(251,336)	(2,037,614)

Dividends to Series A and B Preferred shareholders	(238,950)	(140,232)

Net loss attributable to common shareholders	$(490,286)	$(2,177,846)

Basic and diluted net loss per common share outstanding	$(0.01)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	60,616,220	53,879,606

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

					Additional
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Earnings	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total

Balance at December 31, 2016	—	$—	52,169,945	$52,170	$66,158,912	892,557	$(174,125)	$(63,180,193)	$2,856,445
Issuance of common shares for cash, net	—	—	7,817,157	7,818	4,093,195	—	—	—	4,101,013
Issuance of Series A and Series B Preferred Stock for cash	2,109.6	2	—	—	2,109,598	—	—	—	2,109,600
Conversion of Series A and Series B Preferred Stock to common stock	(39.6)	—	165,556	165	(165)	—	—	—	—
Stock-based compensation	—	—	—	—	306,000	—	—	—	306,000
Retirement of treasury shares	—	—	(892,557)	(893)	(173,232)	(892,557)	174,125	—	—
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(140,232)	—	—	—	(140,232)
Debt discount from issuance of warrants as debt inducement	—	—	—	—	128,734	—	—	—	128,734
Net loss	—	—	—	—	—	—	—	(2,037,614)	(2,037,614)
Balance at December 31, 2017	2,070	2	59,260,101	59,260	72,482,303	—	—	(65,217,807)	7,323,758

Issuance of common stock for cash, net	—	—	2,433,993	2,434	744,771	—	—	—	747,205
Conversion of Series A and Series B Preferred Stock to common stock	(150)	—	616,667	617	(617)	—	—	—	—
Cashless exercise of options	—	—	114,379	114	(114)	—	—	—	—
Stock-based compensation	—	—	—	—	96,616	—	—	—	96,616
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(238,950)	—	—	—	(238,950)
Net loss	—	—	—	—	—	—	—	(251,336)	(251,336)
Balance at December 31, 2018	1,920	$2	62,425,140	$62,425	$73,084,009	$—	$—	$(65,469,143)	$7,677,293

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(251,336)	$(2,037,614)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and depletion	357,822	161,489
Accretion of plugging and abandonment costs	3,096	2,214
Stock-based compensation	96,616	306,000
Amortization of debt discount	—	158,734
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable	211,506	(347,548)
Increase in prepaid expense and other current assets	(62,631)	—
Increase/(decrease) in accounts payable and accrued expenses	10,999	(9,367)
Increase/(decrease) in deferred rent obligation	(5,280)	49,245

Net cash provided by (used in) operating activities	360,792	(1,716,847)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(505,407)	(4,412,456)

Net cash used in investing activities	(505,407)	(4,412,456)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable, net of debt discount	—	570,000
Payments on notes payable	—	(600,000)
Proceeds from issuance of Series A Preferred Stock	—	1,200,000
Proceeds from issuance of Series B Preferred Stock	—	909,600
Proceeds from issuance of common stock for cash, net of offering costs	747,205	4,101,013
Payment of preferred stock dividends	(238,950)	(140,420)
Net cash provided by financing activities	508,255	6,040,193

INCREASE (DECREASE) IN CASH	363,640	(89,110)
Cash, beginning of year	392,062	481,172
Cash, end of year	$755,702	$392,062

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$12,871
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in accrued oil and gas development costs	$99,897	$99,897
Debt discount from issuance of warrants as debt inducement	$—	$128,734
Increase in reserve for plugging and abandonment costs	$—	$6,000
Conversion of Series A and Series B Preferred Stock to common stock	$617	$165
Cashless exercise of options	$114	$—
Retirement of treasury shares	$—	$174,125

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

Liquidity and Capital Requirements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of approximately $251,000 for the year ended December 31, 2018. However, during 2018, the Company raised, net of offering costs, approximately $747,000 in its ATM offering, and has substantially reduced its general and administrative costs, increased revenues, and generated approximately $361,000 from its operating activities, thereby mitigating going concern considerations. Further, as of December 31, 2018, the Company had a cash balance of approximately $756,000 and working capital of approximately $895,000.

The Company’s principal capital and exploration expenditures during 2019 are expected to relate to drilling an additional well on its Yoakum County lease and, possibly, on its Reeves County acreage. The operator in Yoakum County has committed to drill a second well during 2019 at an approximate cost to the Company of $325,000. The Company believes that it has the ability to fund its cost for such a well from cash on hand. The new operator of the Company’s Reeves County wells has not yet communicated definitive plans to drill an additional well on that acreage in 2019. If they proceed with drilling plan for an additional well, the Company may require additional capital to participate in the drilling of that well. The Company believes that it has sufficient cash on hand to fund its expected drilling operations and its operations for the twelve months following the issuance of these financial statements.

In the event that the Company requires additional capital to fund its share of costs for drilling wells during 2019, the Company expects that it would seek additional capital from one or more sources of additional sales of shares in its ATM Offering and private sales of equity and debt securities. However there can be no assurance that the Company can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months when purchased. As of December 31, 2018 and 2017, the Company had no cash equivalents outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and marketable securities (if any). The Company had cash deposits of $292,649 in excess of the FDIC’s current insured limit of $250,000 at December 31, 2018 for interest bearing accounts. The Company also had cash deposits of $26,964 in Colombian banks at December 31, 2018 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results are not adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company’s 2018 net earnings were not materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to Note 2 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised principally of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

For the years ended December 31, 2018 and 2017, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2018	2017
Series A Convertible Preferred Stock	5,425,000	5,875,000
Series B Convertible Preferred Stock	2,320,556	2,487,222
Stock warrants	12,500	3,651,680
Stock options	4,978,832	6,012,165
Totals	12,736,888	18,026,067

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary. In evaluating the need for an allowance, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made. As of December 31, 2018, the Company evaluated their receivables and determined that no allowance was necessary.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $357,822 and $161,378 for the years ended December 31, 2018 and 2017, respectively and accumulated amortization, depreciation and impairment was $55,992,898 and $55,635,076 at December 31, 2018 and 2017, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2018 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2018 and 2017, the Company recorded no impairments of oil and gas properties.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Depreciation expense for office equipment was $0 and $111 for 2018 and 2017, respectively, and accumulated depreciation was $90,004 and $90,004 at December 31, 2018 and 2017, respectively.

Asset Retirement Obligations

For the Company, asset retirement obligations (“ARO”) represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Although the Company’s domestic policy with respect to ARO is to assign depleted wells to a salvager for the assumption of abandonment obligations before the wells have reached their economic limits, the Company has estimated its future ARO obligation with respect to its domestic operations. The ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability have been included in the computation of the discounted present value of estimated future net revenues. Asset retirement obligations are classified as Level 3 (unobservable inputs) fair value measurements.

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

The Company’s Permian Basin, Texas properties accounted for all of the Company’s drilling operations and substantially all of its oil and gas investments in 2018 and 2017. In the event of a significant negative change in operations or operating outlook pertaining to the Company’s Permian Basin properties, the Company may be forced to abandon or suspend such operations, which abandonment or suspension could be materially harmful to the Company.

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

For 2018, our oil production from the Company’s mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2018 and 2017, respectively.

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-02 (Topic 842) was issued by the FASB that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is still in the process of evaluating the impact of this new standard; however, the Company believes the initial impact of adopting the standard will result in increases to its assets and liabilities on its consolidated balance sheets, and changes to the timing and presentation of certain operating expenses on its consolidated statements of operations.

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

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2018 through the date the consolidated financial statements were issued.

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

Lease Bonus Revenue

There were no significant changes to the timing or valuation of revenue recognized for lease bonus revenue.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Oil sales	$1,416,946	$510,006
Natural gas sales	663,389	118,504
Natural gas liquids sales	162,987	1,882
Lease bonus revenue	113,335	—
Total revenue from customers	$2,356,660	$630,392

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2018 or 2017.

NOTE 3 – REVENUE FROM LEASE OF MINERAL INTERESTS

The Company holds a 23.437% mineral interest in 2,485 gross acres in East Baton Rouge Parish, Louisiana. Out of that acreage, in 2018, the Company leased to an operator/lessee 743.94 acres. Under the terms of that lease, the Company received a lease bonus totaling $113,335 and a royalty of 22.5% gross, entitling the Company to a 5.27% net interest in all production from the acreage free of operating costs, other than production and ad valorem taxes. The lease bonus received was recorded as lease bonus revenue on the statement of operations when the drilling did not commence under the terms of the lease.

NOTE 4—ESCROW RECEIVABLE

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

In October 2018, the Company received payments totaling $86,553 representing recoveries of escrowed funds related to the previously written-off escrow receivables. As a result of the receipt of such funds, the Company recorded non-recurring other income of $86,553 during 2018 on the statement of operations.

NOTE 5—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2018 included the following:

	United States	South America	Total

Evaluated properties being amortized	$10,943,176	$49,454,702	$60,397,878
Accumulated depreciation, depletion, amortization and impairment	(6,538,196)	(49,454,702)	(55,992,898)
Net capitalized costs	$4,404,980	$—	$4,404,980

Evaluated oil and gas properties subject to amortization at December 31, 2017 included the following:

	United States	South America	Total

Evaluated properties being amortized	$10,684,824	$49,454,702	$60,139,526
Accumulated depreciation, depletion, amortization and impairment	(6,180,374)	(49,454,702)	(55,635,076)
Net capitalized costs	$4,504,450	$—	$4,504,450

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2018 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$141,318	$141,318
Geological, geophysical, screening and evaluation costs	135,329	2,179,852	2,315,181
Total	$135,329	$2,321,170	$2,456,499

Unevaluated oil and gas properties not subject to amortization at December 31, 2017 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$141,318	$141,318
Geological, geophysical, screening and evaluation costs	—	2,168,023	2,168,023
Total	$—	$2,309,341	$2,309,341

During 2018, the Company invested $405,510, net, for the acquisition and development of oil and gas properties consisting of (1) the cost of the acquisition of U.S. properties of $258,352, net, principally attributable to acreage acquired in Yoakum County, Texas, (2) preparation and evaluation costs of the Company’s Permian Basin, Texas, acreage of $135,329, and (3) preparation and evaluation of costs in Colombia of $11,829. Of the amount invested, the Company capitalized $147,158 to oil and gas properties not subject to amortization and capitalized $258,352 to oil and gas properties subject to amortization.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

The following table describes changes in our asset retirement liability (“ARO”) during each of the years ended December 31, 2018 and 2017.

	2018	2017

ARO liability at January 1	$35,658	$27,444
Accretion expense	3,096	2,214
Obligations incurred for development of oil and gas properties	—	6,000

ARO liability at December 31	$38,754	$35,658

NOTE 7 – NOTES PAYABLE

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

The Bridge Loan Notes were recorded net of debt discount in the amount of $158,734. The debt discount consists of (i) $30,000 excess in the face amount of the Bridge Loan Notes over the consideration paid plus (ii) the value of the Bridge Loan Warrants, totaling $128,734. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense using the effective interest method. During 2017, interest expense paid in cash totaled $12,871 and interest expense attributable to amortization of debt discount totaled $158,734. See “Note 6 – Capital Stock – Warrants – Bridge Loan Warrants.”

The holders of $300,000 in the face amount of the Bridge Loan Notes waived mandatory prepayment at both July 31, 2017 and August 31, 2017 and the holders of the remaining $300,000 in face amount of the Bridge Loan Notes were repaid in full pursuant to the mandatory prepayment provision. The balance of the Bridge Loan Notes, in the amount of $300,000, were repaid in full as of December 30, 2017.

NOTE 8—STOCK-BASED COMPENSATION

In 2008, the Company adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan”). The terms of the 2008 Plan, as amended in 2012 and 2013, allow for the issuance of up to 6,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock.

In 2017, the Company adopted the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan” and, together with the 2008 Plan, the “Plans”). The terms of the 2017 Plan allow for the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

Stock Option Activity

In March 2017, options to purchase an aggregate of 1,200,000 shares were granted to an executive officer, a non-executive officer and an advisor to the Company. All of the options had a ten-year life and were exercisable at $0.30 per share, the fair market value on date of grant. The executive officer’s option grant vested 1/3 on each of the first three anniversaries of the grant date; subject to vesting in full on December 31, 2017 if the Company’s common stock continued to be listed on the NYSE MKT (or another national securities exchange) on that date. The non-executive officer’s option grant vested 25% on June 12, 2017 and 25% on each of the first three anniversaries of the grant date. The advisor option grant vested on the grant date. The non-executive officer options were forfeited unvested on termination of service to the Company during the six months ended June 30, 2017. The options were valued on the date of grant at $234,947 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.19%; (2) expected life in years of 5.50; (3) expected stock volatility of 109.16%; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In September 2017, options to purchase an aggregate of 200,000 shares were granted to the Company’s independent directors. All of the options had a ten-year life and were exercisable at $0.485 per share, the fair market value on date of grant. The options vested 20% on the date of grant and 80% nine months from the date of grant. The options were valued on the date of grant at $71,064 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.76%; (2) expected life in years of 5.67; (3) expected stock volatility of 102.38%; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In February 2018, options to purchase an aggregate of 1,000,000 shares were granted to an executive officer. The options had a ten-year life, vested 1/3 on each of the first three anniversaries of the grant date and were exercisable at $0.2922 per share, the fair market value on the date of grant. The executive officer was terminated in June 2018 and the options were forfeited unvested on termination of employment. The options were valued on the date of grant at $166,940 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.68%; (2) expected life in years of 5.79; (3) expected stock volatility of 105.4%; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In March 2018, options to purchase an aggregate of 500,000 shares were granted to a non-officer employee. The options had a ten-year life, vested 1/3 on each of the first three anniversaries of the grant date and were exercisable at $0.30 per share, the fair market value on the date of grant. The options were valued on the date of grant at $89,808 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.72%; (2) expected life in years of 5.81; (3) expected stock volatility of 105.0%; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In April 2018, options to purchase 8,333 shares were granted to a newly appointed non-employee director. The options had a ten-year life, vested 20% on the date of grant and 80% nine months from the date of grant and an exercise price of $0.267 per share, the fair market value on the date of grant. The options were valued on the date of grant at $1,770 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.69%; (2) expected life in years of 5.8; (3) expected stock volatility of 105.0%; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In June 2018, options to purchase an aggregate of 150,000 shares were granted to three non-employee directors. The options had a ten-year life, vested 20% on the date of grant and 80% nine months from the date of grant and exercise prices of $0.2425 per share, the fair market value on the date of grant. The options were valued on the date of grant at $27,422 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 2.79%; (2) expected life in years of 5.88; (3) expected stock volatility of 103.9%; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In June 2018, stock options to purchase 250,000 shares of common stock were exercised, in a cashless exercise, resulting in the issuance of 114,379 shares of common stock.

Option activity during 2018 and 2017 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	5,232,165	$2.11
Granted	1,400,000	$0.33
Exercised	—	$—
Forfeited	(620,000)	$0.47

Outstanding at December 31, 2017	6,012,165	$1.86
Granted	1,658,333	$0.29
Exercised	(250,000)	$0.22
Forfeited	(2,441,666)	$3.79

Outstanding at December 31, 2018	4,978,832	$0.77	6.24	$—
Exercisable at December 31, 2018	4,406,473	$0.83	5.85	$—

During 2018 and 2017, the Company recognized $94,846 and $304,189, respectively, of stock-based compensation expense attributable to outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2018, non-vested options totaled 572,359 and total unrecognized stock-based compensation expense related to non-vested stock options was $85,080. The unrecognized expense is expected to be recognized over a weighted average period of 1.95 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2018 is 6.24 years and 5.85 years, respectively.

As of December 31, 2018, there were 6,021,168 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects stock-based compensation recorded by the Company for 2018 and 2017:

	2018	2017

Stock-based compensation expense from stock options and warrants included in general and administrative expense	$96,616	$306,999
Earnings per share effect of stock-based compensation expense	$(0.00)	$(0.00)

NOTE 9 – CAPITAL STOCK

Common Stock - At-the-Market Offering

In July 2017, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“WestPark Capital”) pursuant to which the Company could sell, at its option, up to an aggregate of $5 million in shares of its common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2017 ATM Offering”) were made, in accordance with one or more placement notices delivered by the Company to WestPark Capital, which notices set parameters under which shares could be sold. The 2017 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company paid WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2017 ATM Offering. Additionally, the Company reimbursed WestPark Capital for $25,000 of expenses incurred in connection with the 2017 ATM Offering. During the year ended December 31, 2017, the Company sold an aggregate of 7,817,157 shares in the 2017 ATM Offering and received proceeds, net of commissions and expenses, of $4,101,013.

In October 2018, the Company entered into another Sales Agreement with WestPark Capital pursuant to which the Company could sell, at its option, up to an aggregate of $1.9 million in shares of its common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2018 ATM Offering”) were made, in accordance with one or more placement notices delivered by the Company to WestPark Capital, which notices shall set parameters under which shares could be sold. The 2018 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2018 ATM Offering. Additionally, the Company reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2018 ATM Offering.

During the year ended December 31, 2018, in connection with the 2017 and 2018 ATM Offerings, the Company sold an aggregate of 2,433,963 shares of its common stock and received net proceeds of $747,205, net of commissions and expenses of $40,956.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. As of December 31, 2018, the Company had 1,085 shares of 12.0% Series A Convertible Preferred Stock and 835 shares of 12.0% Series B Convertible Preferred Stock issued and outstanding.

Series A Convertible Preferred Stock

In January 2017, the Company issued 1,200 shares of 12% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $1.2 million. The Series A Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.20 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at the Company’s option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

During 2018 and 2017, respectively, the Company paid $132,900 and $70,500 of dividends on its Series A Preferred Stock.

During 2018 and 2017, respectively, 90 shares and 25 shares of Series A Preferred Stock were converted to 450,000 shares and 125,000 shares of Common Stock. At December 31, 2018, there were 1,085 shares of Series A Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

In May 2017, the Company received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Series B Warrant”).

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $0.36 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at the Company’s option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

During 2018 and 2017, respectively, the Company paid $106,050 and $81,920 of dividends on its Series B Preferred Stock.

During 2018 and 2017, respectively, 60 shares and 14.6 shares of Series B Preferred Stock were converted to 166,667 shares and 40,556 shares of Common Stock. At December 31, 2018, there were 835 shares of Series B Preferred Stock issued and outstanding.

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

Consultant Warrants. In September 2017, the Company issued warrants (the “Consultant Warrants”) to a consultant. The Consultant Warrants were exercisable to purchase 50,000 shares of common stock at $0.55 per share and expire December 31, 2021. The Consultant Warrants are first exercisable, subject to continuing provision of services under a services agreement, as to 12,500 shares on each of December 6, 2017, September 6, 2018, September 6, 2019 and September 6, 2020. The consultant was terminated in May 2018, resulting in the termination of the unvested portion of the warrant as to 37,500 shares. The relative value of the warrants were valued on the date of grant at $16,132 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.63%; (2) expected life in years of 4.32; (3) expected stock volatility of 99.75%; and (4) expected dividend yield of 0%. The Company recognized $1,770 and $1,811, respectively, of stock-based compensation expense related to the vesting of the Consultant Warrants during the years ended December 31, 2018 and 2017.

A summary of warrant activity and related information for 2018 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2017	—	$—
Issued	3,651,680	0.44
Exercised	—	—
Expired	—	—
Outstanding at January 1, 2018	3,651,680	$0.44
Issued	—	—
Exercised	—	—
Expired	(3,601,680)	0.44
Outstanding at December 31, 2018	50,000	$0.55	$—
Exercisable at December 31, 2018	12,500	$0.55	$—

NOTE 10—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2018 and 2017.

	2018	2017

Income (loss) before income taxes	$(251,336)	$(2,037,615)

Income tax expense (benefit) computed at statutory rates	$(52,781)	$(713,165)
Permanent differences, nondeductible expenses	405	5,371
Increase (decrease) in valuation allowance	(1,386,204)	(7,283,514)
State and Local Taxes	6,548	—
Other adjustment	1,090,595	44,279
Deferred True-Up	341,437	—
Federal tax rate change	—	7,947,029
Tax provision	$—	$—

Total provision
Foreign	$—	$—
Total provision (benefit)	$—	$—

For years beginning January 1, 2018, the Tax Cuts and Jobs Act (“the Act”) includes significant changes to the U.S. corporate income tax system including the reduction of the corporate tax rate from 35% to 21%.

At December 31, 2018 the Company has a federal tax loss carry forward of $53,001,669 and a foreign tax credit carry forward of $505,745, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2018 and 2017 are set out below.

	2018	2017
Non-Current Deferred tax assets:
Net operating loss carry forward	$11,128,619	$11,130,350
Foreign tax credit carry forward	505,745	505,745
Deferred state tax	13,966	13,966
Stock compensation	471,534	1,891,857
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(883,220)	(919,070)
Other	(196,560)	(196,560)
Colombia future tax obligations	—	—
Total Non-Current Deferred tax assets	11,040,084	12,426,288
Valuation Allowance	(11,040,084)	(12,426,288)
Net deferred tax asset	$—	$—

Schedule of Net Operating Loss Carryforwards

We are currently subject to a three-year statute of limitation for federal tax purposes and, in general, three to four-year statute of limitation for state tax purposes. State NOL expiration will occur beginning in 2019 and Federal NOL expiration will begin in 2035.

Under the Tax Cuts and Jobs Act of 2017, net operating losses incurred for tax years beginning after 12/31/2017 will have no expiration date but utilization will be limited to 80% of taxable income. For losses generated prior to 1/1/2018, there will be no limitation on the utilization, but there is an expiration on the carryforward of 20 years for federal tax purposes.

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol. Colombia’s current income tax rate is 25%. During 2018 and 2017, we recorded no foreign tax expense.

Effect of New Federal Tax Reform Legislation

New tax reform legislation was enacted on December 22, 2017, known as the Tax Cuts and Jobs Act of 2017 (“The Act”). The Act moved from a worldwide tax system to a quasi-territorial tax system and was comprised of broad and complex changes to the U.S. tax code including, but not limited to, (1) reduced the U.S. tax rate from 35% to 21%; (2) added a deemed repatriation transition tax on certain foreign earnings and profits; (3) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries; (4) included certain income of controlled foreign companies in U.S. taxable income (“GILTI”); (5) created a new minimum tax referred to as a base erosion anti-abuse income tax; (6) limited certain U.S. Federal research based credits; and (7) eliminated the domestic manufacturing deduction. The accounting for the reduction of deferred tax ass and the tax charge for the deemed repatriation transition tax is complete as of December 31, 2018, which resulted in no material changes from the Company’s preliminary assessment.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. The lease agreement requires future payments as follows:

Year	Amount

2019	$128,348
2020	130,717
2021	133,087
2022	112,551
2023	—

Total	$504,703

Total rental expense was $129,370 and $119,619 in 2018 and 2017, respectively. The Company does not have any capital leases or other operating lease commitments.

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

During 2018, a Pool was established under the Plan representing an aggregate of 1% of the Company’s interest in the Company’s Yoakum County acreage.

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

Payments made by the Company under the Plan and ORRI’s paid totaled $1,439 and $6,016 in 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had accrued $0 and $7,781, respectively, under the Plan as accounts payable.

NOTE 12—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2018 and 2017 and long-lived assets as of December 31, 2018 and 2017 attributable to each geographical area are presented below:

	2018		2017
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$2,243,325	$4,540,309	$630,392	$4,504,450
South America	—	2,321,170	—	2,309,341
Total	$2,243,325	$6,861,479	$630,392	$6,813,791

NOTE 13—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2018	2017
Revenues
North America	$2,243,325	$630,392
South America	—	—
	$2,243,325	$630,392
Production Cost
North America	$914,269	$216,429
South America	—	—
	$914,269	$216,429

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2018, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$135,329	$2,321,170	$2,456,499
Proved properties being amortized	10,943,176	49,454,702	60,284,542
Accumulated depreciation, depletion, amortization and impairment	(6,538,195)	(49,454,702)	(55,992,897)

Net capitalized costs	$4,540,309	$2,321,170	$6,861,479

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $5.47 for the United States and $0 for South America for the year ended December 31, 2018.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2018 and 2017 are summarized below:

	2018
	United States	South America
Property acquisition costs:
Proved	$258,352	$—
Unproved	135,329	11,829
Exploration costs	—	—
Development costs	—	—

Total costs incurred	$393,681	$11,829

F-23

	2017
	United States	South America
Property acquisition costs:
Proved	$1,043,977	$—
Unproved	—	25,154
Exploration costs	3,443,222	—
Development costs	—	—

Total costs incurred	$4,487,199	$25,154

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2016	40,020	8,680	—	—	40,020	8,680

Discoveries	2,782,055	389,455	—	—	2,782,055	389,455
Revisions of prior estimates	48,983	3,116	—	—	48,983	3,116
Production	(30,997)	(10,038)	—	—	(30,997)	(10,038)

Balance December 31, 2017	2,840,061	391,213	—	—	2,840,061	391,213

Revisions to prior estimates	136,932	(16,674)	—	—	136,932	(16,674)
Production	(253,053)	(23,842)	—	—	(253,053)	(23,842)

Balance December 31, 2018	2,723,940	350,697	—	—	2,723,940	350,697

Proved developed reserves
at December 31, 2017	1,666,031	149,088	—	—	1,666,031	149,088
at December 31, 2018	1,544,383	107,548	—	—	1,544,383	107,548

Proved undeveloped reserves
at December 31, 2017	1,174,030	242,125	—	—	1,174,030	242,125
at December 31, 2018	1,179,557	242,949	—	—	1,179,557	242,949

As of December 31, 2018, the Company had proved undeveloped (“PUD”) reserves totaling 242,949 bbls and 1,179,557 mcf. As of December 31, 2017, the Company had PUD reserves totaling 242,125 bbls and 1,174,030 mcf. No PUD reserves were converted to proved developed producing reserves in 2018 or 2017.

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

Standardized measure of discounted future net cash flows at December 31, 2018:

	United States	South America	Total
Future cash flows from sales of oil and gas	$31,125,778	$—	$31,125,778
Future production cost	(7,611,052)	—	(7,611,052)
Future development cost	(4,758,170)	—	(4,758,170)
Future net cash flows	18,756,556	—	18,756,556

10% annual discount for timing of cash flow	(11,041,908)	—	(11,041,908)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$7,714,648	$—	$7,714,648

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(1,465,985)	$—	$(1,465,985)
Change due to revisions in standardized variables:
Accretion of discount	684,886	—	684,886
Net change in sales and transfer price, net of production costs	1,656,330	—	1,656,330
Revision and others	84,038	—	84,038
Changes in production rates and other	(93,476)	—	(93,476)

Net	865,793	—	865,793
Beginning of year	6,848,855	—	6,848,855

End of year	$7,714,648	$—	$7,714,648

Standardized measure of discounted future net cash flows at December 31, 2017:

	United States	South America	Total
Future cash flows from sales of oil and gas	$27,514,923	$—	$27,514,923
Future production cost	(6,628,886)	—	(6,628,886)
Future development cost	(4,758,170)	—	(4,758,170)
Future net cash flows	16,127,867	—	16,127,867

10% annual discount for timing of cash flow	(9,279,012)	—	(9,279,012)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$6,848,855	$—	$6,848,855

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(413,962)	$—	$(413,962)
Change due to revisions in standardized variables:
Accretion of discount	16,413	—	16,413
Net change in sales and transfer price, net of production costs	197	—	197
Net change in future development cost	(4,758,170)	—	(4,758,170)
Discoveries	6,517,865	—	6,517,865
Revision and others	(57,247)	—	(57,247)
Changes in production rates and other	5,379,629	—	5,379,629

Net	6,684,725	—	6,684,725
Beginning of year	164,130	—	164,130

End of year	$6,848,855	$—	$6,848,855

NOTE 12—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2018
Operating revenue	$754,157	$574,580	$552,946	$474,977
Loss from operations	(52,911)	(146,259)	(116,933)	(21,888)
Net income (loss)	(52,911)	(146,259)	(116,831)	64,665

Loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per common share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

2017
Operating revenue	$57,633	$46,275	$111,741	$414,743
Loss from operations	(502,514)	(469,238)	(621,778)	(282,663)
Net loss	(502,399)	(466,274)	(786,278)	(282,663)

Loss per common share – basic	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Loss per common share – diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

