Form 10-Q
period 2019-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2019-05-15
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	HUSA	NYSE American

As of May 14, 2019, we had 62,525,140 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$446,380	$755,702
Accounts receivable – oil and gas sales	189,692	136,042
Prepaid expenses and other current assets	117,913	66,381
TOTAL CURRENT ASSETS	753,985	958,125

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	60,445,136	60,397,878
Costs not being amortized	2,458,892	2,456,499
Office equipment	90,004	90,004
Total	62,994,032	62,944,381
Accumulated depletion, depreciation, amortization, and impairment	(56,175,431)	(56,082,902)
PROPERTY AND EQUIPMENT, NET	6,818,601	6,861,479
Right of use asset	339,795	—
Other assets	3,167	3,167
TOTAL ASSETS	$7,915,548	$7,822,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$97,760	$61,826
Accrued expenses	2,092	933
Short-term lease liability	87,812	—
TOTAL CURRENT LIABILITIES	187,664	62,759

LONG-TERM LIABILITIES
Lease liability	294,008	—
Reserve for plugging and abandonment costs	39,584	38,754
Deferred rent obligation	—	43,965
TOTAL LONG-TERM LIABILITIES	333,592	82,719

TOTAL LIABILITIES	521,256	145,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 1,085 and 1,085 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 150,000,000 shares authorized 62,425,140 and 62,425,140 shares issued and outstanding, respectively	62,425	62,425
Additional paid-in capital	73,040,628	73,084,009
Accumulated deficit	(65,708,763)	(65,469,143)
TOTAL SHAREHOLDERS’ EQUITY	7,394,292	7,677,293
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,915,548	$7,822,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018

OIL AND GAS REVENUE	$250,720	$754,157

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	149,227	263,285
General and administrative expense	249,951	447,073
Depreciation and depletion	92,529	96,710
Total operating expenses	491,707	807,068

Loss from operations	(240,987)	(52,911)

OTHER INCOME
Interest income	1,367	—
Total other income	1,367	—

Net loss before taxes	(239,620)	(52,911)

Income tax expense	—	—

Net loss	$(239,620)	$(52,911)

Dividends to Series A and B preferred stockholders	(57,600)	(203,270)

Net loss attributable to common shareholders	(297,228)	(256,181)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Based and diluted weighted average number of common shares outstanding	62,425,140	59,460,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2017	2,070	$2	59,260,101	$59,260	$72,482,303	$(65,217,807)	$7,323,758

Issuance of common stock	—	—	250,000	250	(250)	—	—
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(65,850)	—	(65,850)
Stock-based compensation	—	—	—	—	52,349	—	52,349
Net loss	—	—	—	—	—	(79,911)	(79,911)

Balance – March 31, 2018	2,070	$2	59,510,101	$59,510	$72,468,552	$(65,297,718)	$7,230,346

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2018	1,920	$2	62,425,140	$62,425	$73,084,009	$(65,469,143)	$7,677,295

Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	(57,600)
Stock-based compensation	—	—	—	—	14,219	—	14,219
Net loss	—	—	—	—	—	(239,620)	(239,620)

Balance – March 31, 2019	1,920	$2	62,425,140	$62,425	$73,040,628	$(65,708,763)	$7,394,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(239,620)	$(52,911)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	92,529	96,710
Accretion of asset retirement obligation	830	774
Stock-based compensation	14,219	25,349
Amortization of right of use asset	18,190	—
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(52,650)	(90,018)
Decrease/(increase) in prepaid expenses and other current assets	(51,532)	(37,916)
Increase/(decrease) in accounts payable and accrued expenses	37,093	(51,045)
Increase/(decrease) in operating lease liability	(20,130)	—
Increase/(decrease) in deferred rent	—	(1,319)

Net cash used in operating activities	(202,071)	(110,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(49,651)	(7,277)

Net cash used in investing activities	(49,651)	(7,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Preferred Stock dividends	(57,600)	(62,850)

Net cash used in financing activities	(57,600)	(62,850)

Decrease in cash	(309,322)	(180,503)
Cash, beginning of period	755,702	392,062
Cash, end of period	$446,380	$211,559

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible preferred stock to common stock	$—	$250

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2018.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc., and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of approximately $239,620 for the three months ended March 31, 2019. However, during 2018, the Company raised, net of offering costs, approximately $747,000 in its ATM offering, and substantially reduced its general and administrative costs, increased revenues, and generated approximately $361,000 from its operating activities, thereby mitigating going concern considerations. Further, as of March 31, 2019, the Company had a cash balance of approximately $446,000 and working capital of approximately $566,000.

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

In the event that the Company requires additional capital to fund its share of costs for drilling wells during 2019, the Company expects that it would seek additional capital from one or more sources of additional sales of shares in its 2019 ATM Offering and private sales of equity and debt securities. However, there can be no assurance that the Company can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $0 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2019. The Company also had cash deposits of $11,195 in Colombian banks at March 31, 2019 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three months ended March 31, 2019 and 2018, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Series A Convertible Preferred Stock	5,425,000	5,625,000
Series B Convertible Preferred Stock	2,320,556	2,487,222
Stock warrants	50,000	650,000
Stock options	4,978,832	7,512,165
Total	12,774,388	16,274,387

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The guidance requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The ASU and its related amendments are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company evaluated the impact of this new guidance and reviewed lease or possible lease contracts and evaluated contract related processes. The Company adopted ASU 2016-02 effective January 1, 2019 and recorded an initial right-of-use asset and liability for its operating leases of approximately $357,985.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from March 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Oil sales	$173,777	$485,532
Natural gas sales	27,788	268,625
Natural gas liquids sales	49,155	—
Total revenue from customers	$250,720	$754,157

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2018 or 2019.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2019, the Company invested $49,651, net, for the acquisition and development of oil and gas properties, consisting of cost of development of U.S. properties of $47,258, net, principally attributable to acreage in Reeves County, Texas. Of the amount invested, the Company capitalized $2,393 to oil and gas properties not subject to amortization and capitalized $47,258 to oil and gas properties subject to amortization.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2019 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2019 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2019	As of March 31, 2019
	Revenues	Long Lived Assets, Net
United States	$250,720	$4,495,038
Colombia	—	2,323,563
Total	$250,720	$6,818,601

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE

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

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2019 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2019	4,978,832	$0.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2019	4,978,832	$0.77	$4,750
Exercisable at March 31, 2019	4,645,499	$0.81	$4,750

During the three months ended March 31, 2019, the Company recognized $12,449 of stock-based compensation expense attributable to the amortization of stock options. As of March 31, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $59,000. The unrecognized expense is expected to be recognized over a weighted average period of 1.97 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2019 is 5.99 years and 5.78 years, respectively.

Shares available for issuance under the 2008 Plan as of March 31, 2019 totaled 0. Shares available for issuance under the 2017 Plan, as of March 31, 2019, totaled 4,291,667.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Stock-based compensation expense included in general and administrative expense	$14,219	$25,349
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Series A Convertible Preferred Stock

During the three months ended March 31, 2019, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $32,550. At March 31, 2019, there were 1,085 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

During the three months ended March 31, 2019, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $25,050. At March 31, 2019, there were 835 shares of Series B Convertible Preferred Stock issued and outstanding.

Warrants

A summary of warrant activity and related information for 2019 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2019	50,000	$0.55
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2019	50,000	$0.55	$—
Exercisable at March 31, 2019	25,000	$0.55	$—

During the three months ended March 31, 2019, the Company recognized $1,770 of stock-based compensation expense attributable to the amortization of warrants. As of March 31, 2019, total unrecognized stock-based compensation expense related to non-vested stock warrants was approximately $8,000. The unrecognized expense is expected to be recognized over a weighted average period of 2.76 years and the weighted average remaining contractual term of the outstanding warrants and exercisable warrants at March 31, 2019 is 2.76 years and 2.76 years, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. The implementation of ASU 842 resulted in a right of use asset of $339,795 and related lease liability of $381,820 as of March 31, 2019. During the three months ended March 31, 2019, the operating cash outflows related to operating lease liabilities of $20,130 and the expense for the right of use asset for operating leases was $18,190. As of March 31, 2019, the Company’s operating lease had a weighted-average remaining term of 3.5 years and a weighted average discount rate of 12%. As of March 31, 2019, the lease agreement requires future payments as follows:

Year	Amount
2019	$96,360
2020	130,717
2021	133,087
2022	112,551
2023	—
Total future lease payments	471,910
Less: imputed interest	(90,090)
Present value of future operating lease payments	381,820
Less: current portion of operating lease liabilities	(87,812)
Operating lease liabilities, net of current portion	$294,008
Right of use assets	$339,795

Total base rental expense was $32,175, and $30,150 for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 7 – SUBSEQUENT EVENTS

2019 At-the-Market Offering

In May 2019, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which the Company may sell, at its option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) will be made, in accordance with one or more placement notices delivered by the Company to WestPark Capital, which notices shall set parameters under which shares may be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, the Company reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering.

In May 2019, through the date hereof, the Company sold an aggregate of 100,000 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $24,356.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2019, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2018.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2018.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2018. As of, and for the three months ended, March 31, 2019, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2019:

March 31, 2019
Acquisition costs	$141,318
Development and evaluation costs	2,317,574
Total	$2,458,892

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia.  We are maintaining our interest in these properties.

Recent Developments

Drilling Activity

During the quarter ended March 31, 2019, we commenced drilling operations on the Frost #1H well in Yoakum County, Texas, reached total depth of approximately 10,000 feet, including an approximately 4,800-foot horizontal leg, set casing on the well and commenced construction of production facilities. Fracturing of the well is anticipated to commence in the second quarter of 2019. Other than operations on the Frost #1H well, no drilling operations were ongoing at March 31, 2019.

During the quarter ended March 31, 2019, our capital investment expenditures totaled $49,651, principally relating to Reeves County, Texas.

Our operator in Colombia is continuing discussions with federal and local officials in order to either secure necessary permits and drill on our Serrania concession or to secure compensation for the value of, and our investment in, the concession. Pending resolution of such discussions, no drilling activities are presently contemplated on our Colombian concessions.

2019 At-the-Market Offering

In May 2019, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we may sell, at our option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) will be made, in accordance with one or more placement notices delivered to WestPark Capital, which notices shall set parameters under which shares may be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering.

In May 2019, through the date hereof, we sold an aggregate of 100,000 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $24,356.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 67% to $250,720 in the three months ended March 31, 2019, compared to $754,157 in the three months ended March 31, 2018. The decrease in revenue was due to decreased production volumes attributable to our Reeves County wells and an adverse change in commodity pricing, including a 28% decrease in crude oil prices realized and a 27% decrease in natural gas prices realized.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Gross producing wells	10	10
Net producing wells	0.98	0.98
Net oil production (Bbl)	3,969	7,978
Net gas production (Mcf)	24,810	63,409
Average sales price – oil (per barrel)	$43.79	$60.85
Average sales price – natural gas (per Mcf)	$3.08	$4.24

The decrease in production reflects natural decline in production volumes from our Reeves County wells.

The change in average sales prices realized reflects bottlenecks in transportation/delivery capabilities in the Permian Basin which adversely affected commodity pricing.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.	Total
2019 First Quarter
Oil sales	$—	$173,777	$173,777
Gas sales	$—	$27,788	$27,788
NGL Sales	$—	$49,155	$49,155
2018 First Quarter
Oil sales	$—	$485,432	$485,432
Gas sales	$—	$268,625	$268,625

Lease Operating Expenses. Lease operating expenses decreased 43% to $149,227 during the three months ended March 31, 2019 from $263,285  during the three months ended March 31, 2018. The change in total lease operating expenses was attributable to reduced severance taxes due to lower sales. Lease operating expenses, by region were as follows:

	Colombia	U.S.	Total
2019 First Quarter	$—	$149,227	$149,227
2018 First Quarter	$—	$263,585	$263,585

The decrease in lease operating expenses was principally attributable to reduced severance taxes due to lower sales. We anticipate lease operating expenses to ramp up to levels consistent with regional costs as new wells are brought on line.

Depreciation and Depletion Expense. Depreciation and depletion expense was $92,529 and $96,710 for the three months ended March 31, 2019 and 2018, respectively. The change in depreciation and depletion was due to natural decline in production volumes from the Reeves County wells.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense decreased by 44% to $235,732 during the three months ended March 31, 2019 from $421,724 during the three months ended March 31, 2018. The decrease in general and administrative expense was primarily attributable to a reduction in compensation expense following the termination of our chief executive officer in mid-2018.

Stock-Based Compensation. Stock-based compensation decreased by 44% to $14,219 during the three months ended March 31, 2019 from $25,349 during the three months ended March 31, 2018. The decrease was attributable to expiration of the 2008 plan.

Financial Condition

Liquidity and Capital Resources. At March 31, 2019, we had a cash balance of $446,380 and working capital of $566,321, compared to a cash balance of $755,702 and working capital of $895,366 at December 31, 2018.

Cash Flows. Operating activities used cash of $202,071 during the three months ended March 31, 2019, compared to $110,376 used during the three months ended March 31, 2018. The change in operating cash flow was primarily attributable to the decline in oil and gas revenues during the 2019 period (down 67%), partially offset by a reduction in operating expenses (down 45%).

Investing activities used $47,465 during the three months ended March 31, 2019, compared to $7,277 used during the three months ended March 31, 2018. The change in funds used by investing activities is attributable to infrastructure and security upgrades made in Reeves County during the 2019 period compared to the 2018 period when capital investments were limited to routine items.

Financing activities used $57,600 during the three months ended March 31, 2019, compared to $62,850 used during the three months ended March 31, 2018. Cash used in financing activities for both periods was attributable to dividends on our preferred stock.

Long-Term Liabilities. At March 31, 2019, we had long-term liabilities of $333,592, compared to $82,719 at December 31, 2018. Long-term liabilities at March 31, 2019 and December 31, 2018, consisted of a reserve for plugging costs and the long-term lease liability.

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

During the three months ended March 31, 2019, we invested $49,651 for the acquisition and development of oil and gas properties, consisting of one-time security expenses in Reeves county. Of the amount invested, we capitalized $2,393 to oil and gas properties not subject to amortization and reduced net costs capitalized to oil and gas properties subject to amortization by $47,258. Capital investments during the three months ended March 31, 2019 were curtailed pending proposals of new drilling operations from the operators of our Reeves County and Yoakum County acreage.

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

We have incurred continuing losses since 2011, including a loss of $239,620 for the three months ended March 31, 2019 and $251,000 for the year ended December 31, 2018. However, during 2018, we raised, net of offering costs, approximately $747,000 in our ATM offering, and substantially reduced our general and administrative costs, increased revenues, and, during the year ended December 31, 2018, generated approximately $361,000 from our operating activities, thereby mitigating going concern considerations. Further, as of March 31, 2019, we have a cash balance of approximately $446,000 and working capital of approximately $566,000.

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

In order to fund our estimated drilling and completion costs of additional wells in Reeves County, our costs of any new acquisition or other strategic transactions, and possibly our costs of drilling and completion of additional Yoakum County wells, we expect that we will be required to raise additional capital. In the event that we do require additional capital to fund our share of costs for drilling wells during 2019, we expect that we would seek additional capital from one or more sources of additional sales of shares in our 2019 ATM Offering and private sales of equity and debt securities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 15, 2019
	By:	/s/ James Schoonover
James Schoonover
Interim CEO and President (Principal Executive Officer and Principal Financial Officer)

