Form 10-Q
period 2019-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2019-08-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, we had 62,912,404 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$244,753	$755,702
Accounts receivable – oil and gas sales	52,389	136,042
Prepaid expenses and other current assets	93,668	66,381
TOTAL CURRENT ASSETS	390,810	958,125

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	60,445,266	60,397,878
Costs not being amortized	2,461,078	2,456,499
Office equipment	90,004	90,004
Total	62,996,348	62,944,381
Accumulated depletion, depreciation, amortization, and impairment	(56,267,048)	(56,082,902)
PROPERTY AND EQUIPMENT, NET	6,729,300	6,861,479
Right of use asset	320,996	—
Other assets	3,167	3,167
TOTAL ASSETS	$7,444,273	$7,822,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$87,929	$61,826
Accrued expenses	17,099	933
Short-term lease liability	91,072	—
TOTAL CURRENT LIABILITIES	196,100	62,759

LONG-TERM LIABILITIES
Lease liability	270,008	—
Reserve for plugging and abandonment costs	40,501	38,754
Deferred rent obligation	—	43,965
TOTAL LONG-TERM LIABILITIES	310,509	82,719

TOTAL LIABILITIES	506,609	145,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 1,085 and 1,085 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 150,000,000 shares authorized 62,705,240 and 62,425,140 shares issued and outstanding, respectively	62,705	62,425
Additional paid-in capital	73,066,143	73,084,009
Accumulated deficit	(66,191,186)	(65,469,143)
TOTAL SHAREHOLDERS’ EQUITY	6,937,664	7,677,293
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,444,273	$7,822,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

OIL AND GAS REVENUE	$459,913	$1,328,737	$209,193	$574,580

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	344,096	485,575	194,869	222,290
General and administrative expense	655,601	864,359	405,650	417,286
Depreciation and depletion	184,146	177,972	91,617	81,263
Total operating expenses	1,183,844	1,527,906	692,136	720,839

Loss from operations	(723,931)	(199,169)	(482,943)	(146,259)

OTHER INCOME
Interest income	1,887	—	520	—
Total other income	1,887	—	520	—

Net loss before taxes	(722,043)	(199,169)	(482,423)	(146,259)

Income tax expense	—	—	—	—

Net loss	(722,043)	(199,169)	(482,423)	(146,259)

Dividends to Series A and B preferred stockholders	(115,200)	(125,100)	(57,600)	(62,250)

Net loss attributable to common shareholders	$(837,243)	$(324,269	$(540,023)	$(208,509)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Based and diluted weighted average number of common shares outstanding	62,485,499	59,499,044	62,543,889	59,537,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2019	1,920	$2	62,425,140	$62,425	$73,084,009	$(65,469,143)	$7,677,295

Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	(57,600)
Stock-based compensation	—	—	—	—	14,219	—	14,219
Net loss	—	—	—	—	—	(239,620)	(239,620)

Balance – March 31, 2019	1,920	$2	62,425,140	$62,425	$73,040,628	$(65,708,763)	$7,394,292
Issuance of common stock	—	—	280,100	280	55,790	—	56,070
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	(57,600)
Stock-based compensation	—	—	—	—	27,325	—	27,325
Net loss	—	—	—	—	—	(482,423)	(482,423)

Balance – June 30, 2019	1,920	$2	62,705,240	$62,705	$73,066,143	$(66,191,186)	$6,937,664

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2018	2,070	$2	59,260,101	$59,260	$72,482,303	$(65,217,807)	$7,323,758

Conversion of Series A Preferred Stock	(50)	—	250,000	250	(250)	—	—
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(62,850)	—	(62,850)
Stock-based compensation	—	—	—	—	25,349	—	25,349
Net loss	—	—	—	—	—	(52,911)	(52,911)

Balance – March 31, 2018	2,020	$2	59,510,101	$59,510	$72,444,552	$(65,270,718)	$7,233,346

Issuance of common stock for cash	—	—	800,000	800	286,879	—	287,679
Cashless exercise of options	—	—	114,379	114	(114)	—	—
Conversion of Series B Preferred Stock	(10)	—	27,778	28	(28)	—	—
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(62,250)	—	(62,250)
Stock-based compensation	—	—	—	—	43,381	—	43,381
Net loss	—	—	—	—	—	(146,259)	(146,259)

Balance – June 30, 2018	2,010	$2	60,452,258	$60,452	$72,712,420	$(65,416,976)	$7,355,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(722,043)	$(199,169)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	184,146	177,972
Accretion of asset retirement obligation	1,747	1,548
Stock-based compensation	41,544	68,730
Amortization of right of use asset	36,989	—
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	83,655	47,732
Increase in prepaid expenses and other current assets	(27,287)	(25,415)
Increase/(decrease) in accounts payable and accrued expenses	133,341	(26,320)
Decrease in operating lease liability	(131,942)	—
Decrease in deferred rent	—	(2,640)

Net cash used in operating activities	(399,852)	42,438

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(51,967)	(195,510)

Net cash used in investing activities	(51,967)	(195,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Preferred Stock dividends	(115,200)	(125,100)
Proceeds from the issuance of common stock, net of expenses	56,070	287,679

Net cash used in financing activities	(59,130)	162,579

Decrease in cash	(510,949)	9,507
Cash, beginning of period	755,702	392,062
Cash, end of period	$244,753	$401,569

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible preferred stock to common stock	$—	$250
Cashless exercise of stock options	$—	$114
Change in accrued oil and gas development costs	$—	$42,830

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of approximately $722,043 for the six months ended June 30, 2019. However, during 2018, the Company raised, net of offering costs, approximately $747,000 in its ATM offering and substantially reduced its general and administrative costs and increased revenues, thereby mitigating going concern considerations. As of June 30, 2019, the Company had a cash balance of approximately $244,753 and working capital of approximately $194,710. Subsequent to June 30, 2019, through the date of this report, the Company received an additional $46,596 from the sale of common stock under its ATM offering. Additionally, the Company anticipates that revenue and profitability will increase during the second half of 2019 with the commencement of production from our Yoakum County well.

The Company’s principal capital and exploration expenditures during 2019 are expected to relate to drilling an additional well on its Yoakum County lease and, possibly, on its Reeves County acreage. The operator in Yoakum County has committed to drill a second well during 2019 at an approximate cost to the Company of $325,000. The Company believes that it has the ability to fund its cost for such a well from cash on hand and anticipated increases in cash flows from the initial Yoakum County well. The new operator of the Company’s Reeves County wells has not yet communicated definitive plans to drill an additional well on that acreage in 2019. If plans are presented to proceed with drilling an additional well in Reeves County, the Company will require additional capital to participate in the drilling of that well. The Company believes that it has, or will have, sufficient cash on hand and from operations to fund its expected drilling operations and its operations for the twelve months following the issuance of these financial statements.

In the event that the Company requires additional capital to support operations or fund its share of costs for drilling wells during 2019, the Company expects that it would seek additional capital from one or more sources, including additional sales of shares in its 2019 ATM Offering and private sales of equity and debt securities. However, there can be no assurance that the Company can secure the necessary capital to support its operations or fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had no cash deposits in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2019. The Company had cash deposits of $19,033 in Colombian banks at June 30, 2019 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three and six months ended June 30, 2019 and 2018, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Series A Convertible Preferred Stock	5,425,000	5,625,000	5,425,000	5,625,000
Series B Convertible Preferred Stock	2,320,556	2,459,444	2,320,556	2,459,444
Stock warrants	50,000	50,000	50,000	50,000
Stock options	6,062,166	6,412,165	6,062,166	6,412,165
Total	13,857,722	14,546,609	13,857,722	14,546,609

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

Subsequent Events

The Company has evaluated all transactions from June 30, 2019 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting Policy

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Refer to Note 1 – Basis of Presentation and Significant Accounting Policies for additional information.

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Oil sales	177,649	$362,245	$351,426	$847,777
Natural gas sales	1,143	212,335	28,930	480,960
Natural gas liquids sales	30,401	—	79,557	—
Total revenue from customers	209,193	$574,580	$459,913	$1,328,737

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2018 or June 30, 2019.

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2019, the Company invested $36,456, net, for the acquisition and development of oil and gas properties, primarily consisting of cost of development of U.S. properties of $36,456, net, principally attributable to acreage in Reeves County, Texas. Of the amount invested, the Company capitalized $2,186 to oil and gas properties not subject to amortization and capitalized $34,270 to oil and gas properties subject to amortization.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2019 and long-lived assets (net of depletion, amortization, and impairments) as of June 30, 2019 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2019	As of June 30, 2019
	Revenues	Long Lived Assets, Net
United States	$459,913	$4,403,208
Colombia	—	2,325,748
Total	$459,913	$6,728,956

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

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2019 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2019	4,978,832	$0.77
Granted	1,100,000	0.07
Exercised	—	—
Forfeited	(16,666)	—
Outstanding at June 30, 2019	6,062,166	$0.67	$1,198
Exercisable at June 30, 2019	5,648,833	$0.70	$1,198

During the six months ended June 30, 2019, options to purchase an aggregate of 1,100,000 shares of the Company’s common stock were granted to the Company’s directors and to a non-executive employee. The options have a ten year life and are exercisable at $0.2165 per share, the fair market value on the date of grant. 1,000,000 of the options vest one year from the date of grant. 100,000 of the options vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $200,562 based on the Black-Scholes Option Pricing model.

The fair values of the options granted during the six months ended June 30, 2019 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of common stock on grant date	0.21
Risk free interest rate (1)	2.10%
Dividend yield	0%
Volatility factor	85.7%
Weighted average expected life in years	10
Expected forfeiture rate	0%

As of June 30, 2019, no shares remain available for additional grants under the 2008 Plan and 4,191,667 shares remain available for additional grants under the 2017 Plan.

Stock-Based Compensation Expense

During the quarter ended June 30, 2019, a non-executive employee was granted 50,000 shares of the Company’s common stock as compensation for services.

During the six months ended June 30, 2019, the Company recognized $41,206 of stock-based compensation expense attributable to the amortization of stock options and the issuance of common stock as compensation. As of June 30, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $59,000. The unrecognized expense is expected to be recognized over a weighted average period of 1.54 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2019 is 6.55 years and 6.37 years, respectively.

The following table reflects total stock-based compensation recorded by the Company for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

Stock-based compensation expense included in general and administrative expense	$41,544	$68,730
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Series A Convertible Preferred Stock

During the six months ended June 30, 2019 and 2018, respectively, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $64,350 and $69,900. At June 30, 2019, there were 1,085 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

During the six months ended June 30, 2019 and 2018, respectively, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $50,850 and $55,200. At June 30, 2019, there were 835 shares of Series B Convertible Preferred Stock issued and outstanding.

Common Stock

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

During the six months ended June 30, 2019, the Company sold an aggregate of 230,000 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $56,070.

Warrants

A summary of warrant activity and related information for 2019 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2019	50,000	$0.55
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2019	50,000	$0.55	$—
Exercisable at June 30, 2019	25,000	$0.55	$—

During the six months ended June 30, 2019, the Company recognized $3,554 of stock-based compensation expense attributable to the amortization of warrants. As of June 30, 2019, total unrecognized stock-based compensation expense related to non-vested stock warrants was approximately $5,000. The unrecognized expense is expected to be recognized over a weighted average period of 2.51 years and the weighted average remaining contractual term of the outstanding warrants and exercisable warrants at June 30, 2019 is 2.51 years and 2.51 years, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. The implementation of ASU 842 resulted in a right of use asset of $320,996 and related lease liability of $361,080 as of June 30, 2019. During the six months ended June 30, 2019, the operating cash outflows related to operating lease liabilities of $30,048 and the expense for the right of use asset for operating leases was $36,989. As of June 30, 2019, the Company’s operating lease had a weighted-average remaining term of 3.25 years and a weighted average discount rate of 12%. As of June 30, 2019, the lease agreement requires future payments of the lease liability as follows:

Year	Amount
2019	$64,371
2020	130,717
2021	133,087
2022	112,551
2023	—
Total future lease payments	440,726
Less: imputed interest	(86,698)
Present value of future operating lease payments	354,028
Less: current portion of operating lease liabilities	(91,072)
Operating lease liabilities, net of current portion	$262,956
Right of use assets	$320,996

Total base rental expense was $62,223, and $68,380 for the six months ended June 30, 2019 and June 30, 2018, respectively and $30,048 and $38,230 for the three months ended June 30, 2019 and June 30, 2018 respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019, through the date hereof, the Company sold an aggregate of 207,164 shares in the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $46,596.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2019, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2018. As of, and for the six months ended, June 30, 2019, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2019:

June 30, 2019
Acquisition costs	$141,318
Development and evaluation costs	2,317,574
Total	$2,458,892

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Drilling Activity and Well Operations

During the six months ended June 30, 2019, we drilled the Frost #1H well in Yoakum County, Texas, reaching total depth of approximately 10,000 feet, including an approximately 4,800-foot horizontal leg. The well was fractured, production facilities constructed and the well came on production on June 5, 2019 at which time oil production commenced while the well commenced unloading of frac fluid.

No drilling operations were ongoing at June 30, 2019.

During the six months ended June 30, 2019, our capital investment expenditures totaled $36,456, principally relating to infrastructure/security upgrades in Reeves County, Texas.

In Louisiana, the Crown Paper well, in which we hold a royalty interest, was subject to local flooding which resulted in no royalty revenues being realized during the quarter ended June 30, 2019. The well came back on line in mid-August and royalties are expected to resume in the third quarter of 2019.

Our operator in Colombia is continuing discussions with federal and local officials in order to secure compensation for the value of, and our investment in, three concession. Pending resolution of such discussions, no drilling activities are presently contemplated on our Colombian concessions.

2019 At-the-Market Offering

In May 2019, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we may sell, at our option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) will be made, in accordance with one or more placement notices delivered to WestPark Capital, which notices shall set parameters under which shares may be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering. During the six months ended June 30, 2019, we sold an aggregate of 230,000 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $56,070.

Subsequent to June 30, 2019, through the date hereof, we sold an aggregate of 207,164 shares in the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $46,596.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 64% to $209,193 in the three months ended June 30, 2019, compared to $574,580 in the three months ended June 30, 2018. Oil and gas revenues decreased 65% to $459,913 in the six months ended June 30, 2019, compared to $1,328,737 in the six months ended June 30, 2018. The decrease in revenue was due to decreased production volumes attributable to our Reeves County wells, an adverse change in commodity pricing, including a 28% decrease in crude oil prices realized and a 27% decrease in natural gas prices realized and decreased royalties from our Crown Paper well.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2019 and 2018:

	Six Months Ended June 30		Three Months Ended June 30,
	2019	2018	2019	2018
Gross producing wells	10	10	10	10
Net producing wells	0.98	0.98	0.98	0.98
Net oil production (Bbl)	5,621	13,950	3,478	5,972
Net gas production (Mcf)	49,155	121,082	27,278	57,673
Average sales price – oil (per barrel)	50.76	60.77	$47.14	$60.66
Average sales price – natural gas (per Mcf)	3.08	3.97	$3.08	$3.68

The decrease in production reflects natural decline in production volumes from our Reeves County wells, partially offset by the commencement of production from the Frost #1H well while frac water is recovered. We anticipate that production volumes from the Frost #1H well will increase during the third quarter of 2019.

The change in average sales prices realized reflects bottlenecks in transportation/delivery capabilities in the Permian Basin which adversely affected commodity pricing.

Royalties from our Crown Paper well decreased from approximately $10,400 and $31,300, respectively, in the three and six months ended June 30, 2018 to $0 and $9,411, respectively, in the three and six months ended June 30, 2019. The decrease in royalty income was attributable to local flooding. The Crown Paper well resumed production in mid-August and royalty income is expected to resume during the third quarter of 2019.

All oil and gas sales revenues are attributable to U.S. operations.

Lease Operating Expenses. Lease operating expenses decreased 12% to $194,866 during the three months ended June 30, 2019 from $222,290 during the three months ended June 30, 2018. Lease operating expenses decreased 29% to $344,096 during the six months ended June 30, 2019 from $485,575 during the six months ended June 30, 2018.

The change in total lease operating expenses was attributable to reduced severance taxes due to lower sales. We anticipate lease operating expenses will rise as production from the Frost #1H well increases and as additional wells come on line.

Depreciation and Depletion Expense. Depreciation and depletion expense was $91,617 and $81,263 for the three months ended June 20, 2019 and 2018, respectively, and $184,146 and $177,972 for the six months ended June 30, 2019 and 2018, respectively. The change in depreciation and depletion was due to natural decline in production volumes from the Reeves County wells.

General and Administrative Expenses. General and administrative expense increased by 8% to $405,650 during the three months ended June 30, 2019 from $373,905 during the three months ended June 30, 2018 and decreased by 18% to $655,601 during the six months ended June 30, 2019, from $795,629 during the six months ended June 30, 2018. The increase in general and administrative expense was primarily attributable one-time costs related to the 2019 ATM.

Stock-Based Compensation. Stock-based compensation decreased by 37% to $27,325 during the three months ended June 30, 2019 from $43,381 during the three months ended June 30, 2018 and decreased 40% to $41,544 during the six months ended June 30, 2019, from $68,730 during the six months ended June 30, 2018. The decrease was attributable to the expiration of stock options following the termination of our chief executive officer in mid-2018.

Financial Condition

Liquidity and Capital Resources. At June 30, 2019, we had a cash balance of $244,753 and working capital of $194,710, compared to a cash balance of $406,569 and working capital of $648,043 at December 31, 2018.

Cash Flows. Operating activities used cash of $399,852 during the six months ended June 30, 2019, compared to $42,438 provided during the six months ended June 30, 2018. The change in operating cash flow was primarily attributable to the increased loss during 2019 which reflected the decline in oil and gas revenues and lower royalty income during the 2019 period.

Investing activities used cash of $51,967 during the six months ended June 30, 2019, compared to $195,510 used during the six months ended June 30, 2018. Cash used in investing activities were primarily attributed to investments in infrastructure/security upgrades in Reeves County during 2019 and acquisition of our Yoakum County acreage during 2018.

Financing activities used cash of $59,130 during the six months ended June 30, 2019, compared to $162,579 used during the six months ended June 30, 2018. Cash used in financing activities for both periods was attributable to dividends on our preferred stock, partially offset during 2019 by proceeds received from our 2019 ATM Offering.

Long-Term Liabilities. At June 30, 2019, we had long-term liabilities of $310,509, compared to $82,719 at December 31, 2018. Long-term liabilities at June 30, 2019 and December 31, 2018, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Reeves County and Yoakum County acreage. Our principal capital and exploration expenditures during 2019 are expected to relate to drilling additional wells on our Reeves County and Yoakum County acreage and possibly opportunistic acquisitions of additional acreage in the Permian Basin. The actual timing and number of wells drilled during 2019 will be principally controlled by the operators of our Reeves County and Yoakum County acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During the six months ended June 30, 2019, we invested $36,456 for the acquisition and development of oil and gas properties, consisting of one-time infrastructure/security expenses in Reeves county. Of the amount invested, we capitalized $2,186 to oil and gas properties not subject to amortization and capitalized to $34,270 oil and gas properties subject to amortization. Capital investments during the six months ended June 30, 2019 were curtailed pending proposals of new drilling operations from the operators of our Reeves County and Yoakum County acreage.

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

We have incurred continuing losses since 2011, including a loss of $722,043 for the six months ended June 30, 2019 and $251,000 for the year ended December 31, 2018. However, during 2018, we raised, net of offering costs, approximately $747,000 in our ATM offering, and substantially reduced our general and administrative costs, thereby mitigating going concern considerations. As of June 30, 2019, we have a cash balance of approximately $244,753 and working capital of approximately $194,710. Subsequent to June 30, 2019, through the date of this report, we received an additional $46,596 from the sale of common stock under its ATM offering. Additionally, we anticipate that revenue and profitability will increase during the second half of 2019 with the commencement of production from our Yoakum County well and that royalty revenue will resume with the restoration of production from our Crown Paper well.

Our principal capital and exploration expenditures during 2019 are expected to relate to drilling an additional well on our Yoakum County lease and, possibly, on our Reeves County acreage. The operator in Yoakum County has committed to drill a second well during 2019 at an approximate cost to us of $325,000. We believe that we have the ability to fund our cost for such a well from cash on hand and anticipated increases in cash flows from the initial Yoakum County well. The new operator of our Reeves County wells has not yet communicated definitive plans to drill an additional well on that acreage in 2019. If plans are presented to proceed with drilling an additional well in Reeves County, we will require additional capital to participate in the drilling of that well. We believe that we have, or will have, sufficient cash on hand and from operations to fund our expected drilling operations and our operations for the twelve months following the issuance of these financial statements.

Given the ongoing delays in our operator’s proposing new wells in Reeves County, we continue to actively seek opportunities to acquire additional acreage or other strategic transactions with a view to adding scale to our operations.

In order to fund our estimated drilling and completion costs of additional wells in Reeves County, our costs of any new acquisition or other strategic transactions, and possibly our costs of drilling and completion of additional Yoakum County wells, we expect that we will be required to raise additional capital. In the event that we do require additional capital to fund our share of costs for drilling wells during 2019, we expect that we would seek additional capital from one or more sources, including additional sales of shares in our 2019 ATM Offering and private sales of equity and debt securities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date: August 13, 2019
	By:	/s/ James Schoonover
James Schoonover
CEO and President (Principal Executive Officer and Principal Financial Officer)

