Form 10-Q
period 2019-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2019-11-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, we had 65,180,830 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$453,594	$755,702
Accounts receivable – oil and gas sales	102,455	136,042
Prepaid expenses and other current assets	116,168	66,381
TOTAL CURRENT ASSETS	672,217	958,125

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,037,507	60,397,878
Costs not being amortized	2,462,377	2,456,499
Office equipment	90,004	90,004
Total	63,589,888	62,944,381
Accumulated depletion, depreciation, amortization, and impairment	(56,366,732)	(56,082,902)
PROPERTY AND EQUIPMENT, NET	7,223,156	6,861,479
Right of use asset	301,568	—
Other assets	3,167	3,167
TOTAL ASSETS	$8,200,108	$7,822,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$160,966	$61,826
Accrued expenses	655	933
Notes payable – related party, net of debt discount	462,652	—
Short-term lease liability	94,430	—
TOTAL CURRENT LIABILITIES	718,703	62,759

LONG-TERM LIABILITIES
Lease liability	245,281	—
Reserve for plugging and abandonment costs	41,817	38,754
Deferred rent obligation	—	43,965
TOTAL LONG-TERM LIABILITIES	287,098	82,719

TOTAL LIABILITIES	1,005,801	145,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 1,085 and 1,085 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 150,000,000 shares authorized 64,727,404 and 62,425,140 shares issued and outstanding, respectively	64,727	62,425
Additional paid-in capital	73,625,397	73,084,009
Accumulated deficit	(66,495,819)	(65,469,143)
TOTAL SHAREHOLDERS’ EQUITY	7,194,307	7,677,293
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,200,108	$7,822,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

OIL AND GAS REVENUE	$724,848	$1,881,683	$264,935	$552,946

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	483,970	764,035	139,874	278,460
General and administrative expense	965,423	1,165,854	309,822	301,495
Depreciation and depletion	283,830	267,896	99,684	89,924
Total operating expenses	1,733,223	2,197,785	549,380	669,879

Loss from operations	(1,008,375)	(316,102)	(284,445)	(116,933)

OTHER INCOME
Interest income	1,953	102	66	102
Interest expense	(20,254)	—	(20,254)	—
Total other income	(18,301)	102	(20,188)	102

Net loss before taxes	(1,026,676)	(316,000)	(304,633)	(116,831)

Income tax expense	—	—	—	—

Net loss	(1,026,676)	(316,000)	(304,633)	(116,831)

Dividends to Series A and B preferred stockholders	(172,800)	(181,350)	(57,600)	(56,250)

Net loss attributable to common shareholders	$(1,199,476)	$(497,350)	$(362,233)	$(173,081)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Based and diluted weighted average number of common shares outstanding	62,686,681	60,079,314	63,082,485	61,220,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2019	1,920	$2	62,425,140	$62,425	$73,084,009	$(65,469,143)	$7,677,293

Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	(57,600)
Stock-based compensation	—	—	—	—	14,219	—	14,219
Net loss	—	—	—	—	—	(239,620)	(239,620)

Balance – March 31, 2019	1,920	2	62,425,140	62,425	73,040,628	(65,708,763)	7,394,292

Issuance of common stock	—	—	280,100	280	55,790	—	56,070
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	(57,600)
Stock-based compensation	—	—	—	—	27,325	—	27,325
Net loss	—	—	—	—	—	(482,423)	(482,423)

Balance – June 30, 2019	1,920	2	62,705,240	62,705	73,066,143	(66,191,186)	6,937,664

Issuance of common stock	—	—	2,022,164	2,022	414,462	—	416,484
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	(57,600)
Stock-based compensation	—	—	—	—	57,444	—	57,444
Warrants issued as debt inducement	—	—	—	—	144,948	—	144,948
Net loss	—	—	—	—	—	(304,633)	(304,633)

Balance – September 30, 2019	1,920	$2	64,727,404	$64,727	$73,625,397	$(66,495,819)	$7,194,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2018	2,070	$2	59,260,101	$59,260	$72,482,303	$(65,217,807)	$7,323,758

Conversion of Series A Preferred Stock	(50)	—	250,000	250	(250)	—	—
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(62,850)	—	(62,850)
Stock-based compensation	—	—	—	—	25,349	—	25,349
Net loss	—	—	—	—	—	(52,910)	(52,910)

Balance – March 31, 2018	2,020	2	59,510,101	59,510	72,444,552	(65,270,717)	7,233,347

Issuance of common stock for cash	—	—	800,000	800	286,879	—	287,679
Cashless exercise of options	—	—	114,379	114	(114)	—	—
Conversion of Series A Preferred Stock	(10)	—	27,778	28	(28)	—	—
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(62,250)	—	(62,250)
Stock-based compensation	—	—	—	—	43,381	—	43,381
Net loss	—	—	—	—	—	(146,259)	(146,259)

Balance – June 30, 2018	2,010	2	60,452,258	60,452	72,712,420	(65,416,976)	7,355,898

Issuance of common stock for cash	—	—	1,417,926	1,418	399,453	—	400,871
Conversion of Series B Preferred Stock	(90)	—	338,889	339	(339)	—	—
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(56,250)	—	(56,250)
Stock-based compensation	—	—	—	—	14,217	—	14,217
Net loss	—	—	—	—	—	(116,831)	(116,831)

Balance – September 30, 2018	1,920	$2	62,209,073	$62,209	$73,069,501	$(65,533,807)	$7,597,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,026,676)	$(316,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	283,830	267,896
Accretion of asset retirement obligation	3,063	2,322
Stock-based compensation	98,988	82,947
Amortization of debt discount	17,600	—
Amortization of right of use asset	56,417	—
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	33,587	(4,077)
Increase in prepaid expenses and other current assets	(49,787)	(23,453)
Increase in accounts payable and accrued expenses	193,292	335
Decrease in operating lease liability	(156,669)	—
Decrease in deferred rent	—	(3,960)

Net cash provided by (used in) operating activities	(546,355)	6,010

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(645,507)	(119,926)

Net cash used in investing activities	(645,507)	(119,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable, net of debt discount	590,000	—
Proceeds from the issuance of common stock, net of expenses	472,554	688,550
Payment of preferred stock dividends	(172,800)	(181,350)

Net cash provided by financing activities	889,754	507,200

Increase (decrease) in cash	(302,108)	393,284
Cash, beginning of period	755,702	392,062
Cash, end of period	$453,594	$785,346

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,654	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible preferred stock to common stock	$—	$617
Cashless exercise of stock options	$—	$114
Change in accrued oil and gas development costs	$—	$99,897
Debt discount from issuance of warrants as debt inducement	$144,948	$—

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of approximately $1,026,676 for the nine months ended September 30, 2019. However, during 2018, the Company raised, net of offering costs, approximately $747,000 and, during the nine months ended September 30, 2019, the Company raised approximately $470,000 in its At-the-Market Offering (“ATM offering”) and $590,000 through the issuance of promissory notes. Capital raised during 2018 and the nine months ended September 30, 2019, together with reductions in general and administrative costs, have served to mitigate going concern considerations. As of September 30, 2019, the Company had a cash balance of $453,594. Subsequent to September 30, 2019, through the issuance date of these consolidated financial statements, the Company received an additional $79,495 from the sale of common stock under its ATM offering and $90,000 from the issuance of a promissory note. Additionally, the Company anticipates that revenue and profitability will increase with the commencement of production from the Yoakum County well during 2019 and anticipated drilling and development efforts.

The Company believes that its existing cash and anticipated operating cash flows will support its operations over the next twelve months, but will not fully support its expected acquisitions and drilling expenditures. Accordingly, the Company will require additional capital to fund its cost for such acquisitions and wells.

In order to fund its estimated acquisitions, drilling and completion costs of additional wells, the Company expects that it would seek additional capital from one or more sources, including additional sales of shares in its 2019 ATM Offering and private sales of equity and debt securities.

While the Company may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, it presently has no commitments to provide additional funding, and there can be no assurance that it can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs and fails to satisfy commitments relative to its interest in acreage, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding commitments and may be required to curtail operations and forego opportunities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2019 of $68,873. The Company also had cash deposits of $6,719 in Colombian banks at September 30, 2019 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three and nine months ended September 30, 2019 and 2018, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Series A Convertible Preferred Stock	5,425,000	5,425,000	5,425,000	5,425,000
Series B Convertible Preferred Stock	2,320,556	2,320,556	2,320,556	2,320,556
Stock warrants	1,230,000	50,000	1,230,000	50,000
Stock options	6,062,166	4,978,832	6,062,166	4,978,832
Total	15,037,722	12,774,388	15,037,722	12,774,388

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

Subsequent Events

The Company has evaluated all transactions from September 30, 2019 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Oil sales	$222,446	$297,967	$573,872	$1,145,643
Natural gas sales	12,104	102,756	41,034	583,817
Natural gas liquids sales	30,385	152,223	109,942	152,223
Total revenue from customers	$264,935	$552,946	$724,848	$1,881,683

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2018 or September 30, 2019.

NOTE 3 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2019, the Company invested $645,507, net, for the acquisition and development of oil and gas properties, primarily consisting of cost of acquiring U.S. properties of $605,131 and the cost of development of U.S. properties of $34,500, net. Of the amount invested, the Company capitalized $5,878 to oil and gas properties not subject to amortization and capitalized $639,629 to oil and gas properties subject to amortization.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2019 and long-lived assets (net of depletion, amortization, and impairments) as of September 30, 2019 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2019	As of September 30, 2019

	Revenues	Long Lived Assets, Net
United States	$724,848	$4,896,109
Colombia	—	2,327,046
Total	$724,848	$7,223,156

NOTE 4 – NOTES PAYABLE – RELATED PARTY

In September 2019, the Company issued promissory notes (the “Bridge Loan Notes”) with a total principal amount of $621,052, an original issue discount of 5%, warrants (the “Bridge Loan Warrants”) to purchase 1,180,000 shares of the Company’s common stock, and a term of 120 days. The net proceeds received by the Company for the Bridge Loan Notes and Warrants was $590,000.

The Bridge Loan Notes are unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full on January 16, 2020.

The Bridge Loan Notes are subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds received by the Company from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes) of the Company, (ii) 100% of net proceeds received by the Company from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds received from the sale of oil and gas produced from the Company’s Hockley County, Texas properties. Additionally, the Company has the option to prepay the Bridge Loan Notes, at its sole election, without penalty.

The Bridge Loan Notes were recorded net of debt discount that consists of (i) $31,052 of original issue discount on the Bridge Loan Notes and (ii) the relative fair value of the Bridge Loan Warrants of $144,948. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense. During the three and nine months ended September 30, 2019, interest expense paid in cash totaled $2,654 and $2,654, respectively, and interest expense attributable to amortization of debt discount totaled $17,600 and $17,600, respectively. See “Note 6 – Capital Stock – Warrants – Bridge Loan Warrants.” As of September 30, 2019, the Company owed $621,052 under the Bridge Loan Notes and $0 of accrued interest outstanding due to interest payments totaling $2,654.

The holders of the Bridge Loan Notes are the CEO and a 10% shareholder of the Company. The holders of the Bridge Loan Notes waived mandatory prepayment at both September 30, 2019 and October 31, 2019.

NOTE 5 – STOCK-BASED COMPENSATION EXPENSE

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

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2019 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2019	4,978,832	$0.77
Granted	1,100,000	0.22
Exercised	—	—
Forfeited	(16,666)	2.05
Outstanding at September 30, 2019	6,062,166	$0.67	$—
Exercisable at September 30, 2019	5,648,833	$0.70	$—

During the nine months ended September 30, 2019, options to purchase an aggregate of 1,100,000 shares of the Company’s common stock were granted to the Company’s directors and to a non-executive employee. The options have a ten-year life and are exercisable at $0.22 per share, the fair market value on the date of grant. 1,000,000 of the options vest one year from the date of grant. 100,000 of the options vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $200,562 based on the Black-Scholes Option Pricing model.

The fair values of the options granted during the nine months ended September 30, 2019 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of common stock on grant date	0.22
Risk free interest rate	2.10%
Dividend yield	0%
Volatility factor	85.7%
Weighted average expected life in years	10
Expected forfeiture rate	0%

As of September 30, 2019, no shares remain available for additional grants under the 2008 Plan and 4,937,834 shares remain available for additional grants under the 2017 Plan.

Stock-Based Compensation Expense

During the nine months ended September 30, 2019, a non-executive employee was granted 50,000 shares of the Company’s common stock as compensation for services.

During the nine months ended September 30, 2019, the Company recognized $93,678 of stock-based compensation expense attributable to the amortization of stock options and the issuance of common stock as compensation. As of September 30, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $224,133. The unrecognized expense is expected to be recognized over a weighted average period of 2.55 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2019 is 6.27 years and 6.09 years, respectively.

The following table reflects total stock-based compensation recorded by the Company for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

Stock-based compensation expense included in general and administrative expense	$98,988	$82,947
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 6 – CAPITAL STOCK

Series A Convertible Preferred Stock

During the nine months ended September 30, 2019 and 2018, respectively, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $96,900 and $100,350. At September 30, 2019, there were 1,085 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

During the nine months ended September 30, 2019 and 2018, respectively, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $75,900 and $81,000. At September 30, 2019, there were 835 shares of Series B Convertible Preferred Stock issued and outstanding.

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

During the nine months ended September 30, 2019, the Company sold an aggregate of 2,252,264 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $472,554.

Warrants

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

The Company recognized $1,756 and $168, respectively, of share-based compensation expense related to the vesting of the Consultant Warrants during the three months ended September 30, 2019 and 2018. The Company recognized $5,310 and $1,770, respectively, of share-based compensation expense related to the vesting of the Consultant Warrants during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, total unrecognized stock-based compensation expense related to non-vested stock warrants was approximately $4,033. The unrecognized expense is expected to be recognized over a weighted average period of 0.25 years and the weighted average remaining contractual term of the outstanding warrants and exercisable warrants at September 30, 2019 is 0.25 years and 0.25 years, respectively.

In September 2019, the Company issued the Bridge Loan Warrants in conjunction with the Bridge Loan Notes. The Bridge Loan Warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 1,180,000 shares of common stock of the Company at $0.20 per share. The relative fair value of the warrants was determined on the date of grant at $144,948 using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 1.80%; (2) expected life in years of 10.0; (3) expected stock volatility of 82.9%; and (4) expected dividend yield of 0%. The relative fair value of the warrants was recorded as debt discount on the Bridge Loan Notes and is amortized as additional interest expense over the term of the notes.

A summary of warrant activity and related information for 2019 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2019	50,000	$0.55
Issued	1,180,000	0.20
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2019	1,230,000	$0.21	$—
Exercisable at September 30, 2019	1,217,500	$0.21	$—

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. The implementation of ASU 842 resulted in a right of use asset of $301,568 and related lease liability of $339,711 as of September 30, 2019. During the nine months ended September 30, 2019, the operating cash outflows related to operating lease liabilities were $84,516 and the expense for the right of use asset for operating leases was $56,417. As of September 30, 2019, the Company’s operating lease had a weighted-average remaining term of 3.1 years and a weighted average discount rate of 12%. As of September 30, 2019, the lease agreement requires future payments of the lease liability as follows:

Year	Amount
2019	$32,384
2020	130,717
2021	133,087
2022	112,551
2023	—
Total future lease payments	408,739
Less: imputed interest	(69,028)
Present value of future operating lease payments	339,711
Less: current portion of operating lease liabilities	(94,430)
Operating lease liabilities, net of current portion	$245,281
Right of use assets	$301,568

Total base rental expense was $84,516, and $109,217 for the nine months ended September 30, 2019 and September 30, 2018, respectively and $22,293 and $40,836 for the three months ended September 30, 2019 and 2018 respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 7 – SUBSEQUENT EVENTS

2019 ATM Offering Sales

Subsequent to September 30, 2019, through the date hereof, the Company sold an aggregate of 453,426 shares in the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $79,495.

OID Promissory Note

In October 2019, the Company issued a promissory note (the “OID Note”) with a principal amount of $100,000 and an original issue discount of 10%. The net proceeds received by the Company for the OID Note was $90,000.

The OID Note was an unsecured obligation bearing interest at 0% per annum and payable from any and all cash receipts of the Company with any unpaid principal and accrued interest being payable in full on October 31, 2019. The OID Note was repaid in full as of October 31, 2019.

The holder of the OID Note is a 10% shareholder of the Company.

Hupecol Meta Acquisition

In October 2019, the Company acquired (the “Hupecol Meta Acquisition”) an interest in Hupecol Meta, LLC (“Hupecol Meta”). Pursuant to the terms of the Hupecol Meta Acquisition, the Company paid consideration of $100,000.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. Through its membership interest in Hupecol Meta, the Company holds a 1% interest in the Venus Exploration Area and a 0.5% interest in the remainder of the block.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2019, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2018. As of, and for the nine months ended, September 30, 2019, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at September 30, 2019:

September 30, 2019
Acquisition costs	$142,618
Development and evaluation costs	2,319,759
Total	$2,462,377

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Leasing Activity

Permian Basin. During the nine months ended September 30, 2019, we acquired, for $587,110, a 20% working interest in an approximately 5,871-acre lease block in the Northern Shelf of the Permian Basin in Texas. We are required to pay 26.667% of costs on the initial well on the block through the point at which the well is drilled, completed, equipped and ready for operation, production or disposal. Pursuant to the agreement to acquire such interest, we also secured the right to participate, at cost and for a period of five years, in a 20,367 acre area of mutual interest, including the acquired lease block.

Colombia. In October 2019, we acquired (the “Hupecol Meta Acquisition”) an interest in Hupecol Meta, LLC (“Hupecol Meta”). Pursuant to the terms of the Hupecol Meta Acquisition, we paid consideration of $100,000.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. Through our membership interest in Hupecol Meta, we hold a 1% interest in the Venus Exploration Area and a 0.5% interest in the remainder of the block.

Drilling Activity and Well Operations

During the nine months ended September 30, 2019, we drilled the Frost #1H well in Yoakum County, Texas, reaching total depth of approximately 10,000 feet, including an approximately 4,800-foot horizontal leg. The well was fractured, production facilities constructed and the well came on production on June 5, 2019 at which time oil production commenced while the well commenced unloading of frac fluid.

No drilling operations were ongoing at September 30, 2019.

During the nine months ended September 30, 2019, our capital investment expenditures for drilling, completion and related operations totaled $36,456, principally relating to one-time infrastructure/security investments in Reeves County.

In Louisiana, the Crown Paper well, in which we hold a royalty interest, was subject to local flooding which resulted in no royalty revenues being realized during the quarter ended June 30, 2019. The well came back on line in mid-August and royalties resumed in September 2019.

Our operator in Colombia is continuing discussions with federal and local officials in order to secure compensation for the value of, and our investment in, three concessions. Pending resolution of such discussions, no drilling activities are presently contemplated on those concessions.

Financing Activities

2019 At-the-Market Offering. In May 2019, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we may sell, at our option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) will be made, in accordance with one or more placement notices delivered to WestPark Capital, which notices shall set parameters under which shares may be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering. During the nine months ended September 30, 2019, we sold an aggregate of 2,252,264 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $472,554.

Subsequent to September 30, 2019, through the date hereof, we sold an aggregate of 453,426 shares in the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $79,495.

Bridge Loan Financing. In September 2019, we issued promissory notes (the “Bridge Loan Notes”) with a total principal amount of $621,052, an original issue discount of 5%, warrants (the “Bridge Loan Warrants”) to purchase 1,180,000 shares of the Company’s common stock, and a term of 120 days. The net proceeds received by the Company for the Bridge Loan Notes and Warrants was $590,000.

The Bridge Loan Notes are unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full on January 16, 2020.

The Bridge Loan Notes are subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds we receive from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes), (ii) 100% of net proceeds we receive from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds we receive from the sale of oil and gas produced from our Hockley County, Texas properties. Additionally, we have the option to prepay the Bridge Loan Notes, at our sole election, without penalty.

The Bridge Loan Notes were recorded net of debt discount that consists of (i) $31,052 of original issue discount on the Bridge Loan Notes and (ii) the relative fair value of the Bridge Loan Warrants of $144,948. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense. During the three and nine months ended September 30, 2019, interest expense paid in cash totaled $2,654 and $2,654, respectively, and interest expense attributable to amortization of debt discount totaled $17,600 and $17,600, respectively. As of September 30, 2019, we owed $621,052 under the Bridge Loan Notes and $0 of accrued interest outstanding due to interest payments totaling $2,654.

The holders of the Bridge Loan Notes are our CEO and a 10% shareholder. The holders of the Bridge Loan Notes waived mandatory prepayment at both September 30, 2019 and October 31, 2019.

OID Promissory Note. In October 2019,we issued a promissory note (the “OID Note”) with a principal amount of $100,000 and an original issue discount of 10%. The net proceeds received by the Company for the OID Note was $90,000.

The OID Note was an unsecured obligation bearing interest at 0% per annum and payable from any and all of our cash receipts with any unpaid principal and accrued interest being payable in full on October 31, 2019. The OID Note was repaid in full as of October 31, 2019.

The holder of the OID Note is a 10% shareholder of the Company.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 52% to $264,935 in the three months ended September 30, 2019, compared to $552,946 in the three months ended September 30, 2018. Oil and gas revenues decreased 61% to $724,848 in the nine months ended September 30, 2019, compared to $1,881,683 in the nine months ended September 30, 2018. The decrease in revenue was due to decreased production volumes attributable to our Reeves County wells, an adverse change in commodity pricing, and decreased royalties from our Crown Paper well due to local area flooding.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30		Three Months Ended September 30,
	2019	2018	2019	2018
Gross producing wells	10	9	10	9
Net producing wells	0.98	0.95	0.98	0.95
Net oil production (Bbl)	10,227	19,375	4,605	5,426
Net gas production (Mcf)	78,430	201,083	29,274	80,000
Average sales price – oil (per barrel)	$56.12	$59.13	$48.30	$54.92
Average sales price – natural gas (per Mcf)	$1.92	$3.66	$1.43	$3.19

The decrease in production reflects natural decline in production volumes from our Reeves County wells, partially offset by the commencement of production from the Frost #1H well.

The change in average sales prices realized reflects bottlenecks in transportation/delivery capabilities in the Permian Basin which adversely affected commodity pricing.

Royalties from our Crown Paper well decreased from approximately $17,486 and $28,224, respectively, in the three and nine months ended September 30, 2018 to $4,139 and $13,550, respectively, in the three and nine months ended September 30, 2019. The decrease in royalty income was attributable to local flooding. The Crown Paper well resumed production in mid-August and royalty income resumed during the third quarter of 2019.

All oil and gas sales revenues are attributable to U.S. operations.

Lease Operating Expenses. Lease operating expenses decreased 50% to $139,874 during the three months ended September 30, 2019 from $278,460 during the three months ended September 30, 2018. Lease operating expenses decreased 37% to $483,970 during the nine months ended September 30, 2019 from $764,035 during the nine months ended September 30, 2018.

The change in total lease operating expenses was attributable to a decline in production during the period.

Depreciation and Depletion Expense. Depreciation and depletion expense was $99,684 and $89,924 for the three months ended September 30, 2019 and 2018, respectively, and $283,830 and $267,896 for the nine months ended September, 30, 2019 and 2018, respectively. The change in depreciation and depletion was due to increased capitalized costs subject to amortization and the commencement of production from the Frost #1H well, partially offset by natural decline in production volumes.

General and Administrative Expenses. General and administrative expense increased by 3% to $309,822 during the three months ended September 30, 2019 from $301,495 during the three months ended September 30, 2018 and decreased by 17% to $965,423 during the nine months ended September 30, 2019, from $1,165,854 during the nine months ended September 30, 2018. The change in general and administrative expense was primarily attributable to an increase in stock-based compensation expense of $43,227 during the three months ended September 30, 2019, and $16,041 during the nine months ended September 30, 2019, offset, during the nine months ended September 30, 2019, by cost containment measures, including a reduction in cash compensation resulting from the termination of our prior CEO in mid-2018.

Other Income (Expense). Other income (expense), net, totaled $18,301 of expense during the nine months ended September 30, 2019, compared to $102 of income during the nine months ended September 30, 2018, and totaled $20,188 of expense during the three months ended September 30, 2019, compared to $102 of income during the three months ended September 30, 2018. Other income (expense), net, consisted of interest income offset by interest expense. Interest expense during the three and nine months ended September 30, 2019 related to the Bridge Loan Notes and associated Bridge Loan Warrants issued during 2019, and, for both periods, consisted of cash interest expense of $2,654 and amortization of debt discount as additional interest expense of $17,600.

Financial Condition

Liquidity and Capital Resources. At September 30, 2019, we had a cash balance of $453,594 and working capital deficit of $46,486, compared to a cash balance of $755,702 and working capital of $895,366 at December 31, 2018.

Cash Flows. Operating activities used cash of $546,355 during the nine months ended September 30, 2019, compared to $6,010 provided during the nine months ended September 30, 2018. The change in operating cash flow was primarily attributable to the increased loss during 2019 which reflected the decline in oil and gas revenues and lower royalty income during the 2019 period.

Investing activities used cash of $645,507 during the nine months ended September 30, 2019, compared to $119,926 used during the nine months ended September 30, 2018. Cash used in investing activities was primarily attributable to our acquisition of acreage in the Northern Shelf of the Permian Basin ($587,110) during 2019 and acquisition of our Yoakum County acreage during 2018.

Financing activities provided cash of $889,754 during the nine months ended September 30, 2019, compared to $507,200 provided during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, cash provided by financing activities consisted of proceeds from the sale of Bridge Loan Notes and Warrants ($590,000) and proceeds from the sale of common stock in the 2019 ATM Offering ($472,554), partially offset by the payment of dividends on preferred stock ($172,800). During the nine months ended September 30, 2018, cash provided in financing activities consisted of proceed from the sale of common stock in in our 2017 ATM Offering ($688,550), partially offset by the payment of dividends on our preferred stock ($181,350).

Long-Term Liabilities. At September 30, 2019, we had long-term liabilities of $287,098, compared to $82,719 at December 31, 2018. Long-term liabilities at September 30, 2019 and December 31, 2018, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our newly acquired Colombian acreage. Our principal capital and exploration expenditures during the next twelve months are expected to relate to acquisition of our new Colombian acreage ($100,000 paid October 2019), drilling additional wells on our Yoakum County acreage, drilling initial wells, and possibly additional wells, on our newly acquired acreage in the Northern Shelf Permian Basin and in Colombian and possibly opportunistic acquisitions of additional acreage. The actual timing and number of wells drilled will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During the nine months ended September 30, 2019, we invested $645,507 for the acquisition and development of oil and gas properties, consisting primarily of (1) acquisition costs for an interest in 5,871 acres in the Northern Shelf of the Permian Basin ($587,110) and (2) one-time infrastructure/security expenses in Reeves County ($36,456). Of the amount invested, we capitalized $5,878 to oil and gas properties not subject to amortization and capitalized to $639,629 oil and gas properties subject to amortization.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

We have incurred continuing losses since 2011, including a loss of $1,026,676 for the nine months ended September 30, 2019 and $251,000 for the year ended December 31, 2018. However, during 2018, we raised, net of offering costs, approximately $747,000 and, during the nine months ended September 30, 2019, we raised $472,554 in our ATM offering and $590,000 through the issuance of promissory notes and warrants. Capital raised during 2018 and the nine months ended September 30, 2019, together with reductions in general and administrative costs, have served to mitigate going concern considerations. As of September 30, 2019, we had a cash balance of approximately $453,594. Subsequent to September 30, 2019, through the date of this report, we received an additional $79,495 from the sale of common stock under our ATM offering and $90,000 from the issuance of a promissory note. Additionally, we anticipate that revenue and profitability will increase with the commencement of production from the Yoakum County well during 2019, the resumption of royalty revenue from our Crown Paper well and anticipated drilling and development efforts.

We believe that our existing cash and anticipated operating cash flows will support operations over the next twelve months but will not fully support our expected acquisition and drilling expenditures. Accordingly, we will require additional capital to fund our cost for such acquisition and wells.

In order to fund our estimated acquisition, drilling and completion costs of additional wells, we expect that we would seek additional capital from one or more sources, including additional sales of shares in our 2019 ATM Offering and private sales of equity and debt securities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date: November 14, 2019
By:
James Schoonover
CEO and President (Principal Executive Officer and Principal Financial Officer)

