Form 10-K
period 2019-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2020-03-30
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (713) 222-6966

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which each is registered
Common Stock, $0.001 par value	HUSA	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019, based on the closing sales price of the registrant’s common stock on that date, was approximately $10.6 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 27, 2020 was 87,007,145.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2020 Annual Meeting are incorporated by reference into Part III of this Report.

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

The following table sets forth information relating to our principal properties as of December 31, 2019:

		Average	Gross	Net proved	2019 Net Production
	Net acreage(1)	working interest %	producing wells(1)	reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Texas and Oklahoma	1,362	19.1%	3	566,430	12,655	112,981
Louisiana	300	17.7%	1	16,528	1,019	3,648
Total U.S.	1,662	18.9%	4	582,958	13,674	116,629
Colombia	56,111	5.4%	—	—	—	—

Total	57,773	5.6%	4	582,958	13,674	116,629

(1)	Excludes acreage and one well on which we hold royalty interests but no working interest.

In 2019, (1) we acquired a 20% working interest in an approximately 5,824-acre (gross) lease block in the Northern Shelf of the Permian Basin in Texas, (2) we acquired, through the acquisition of a membership interest in Hupecol Meta, LLC, a 2% interest in a 69,128-acre block and a 1% interest in a 570,277-acre block (gross), collectively comprising the CPO-11 block in the Llanos Basin in Colombia, and (3) our acreage position in Reeves County, Texas was reduced by 320 gross (80 net) acres as a result of a lease expiration.

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Permian Basin and Gulf Coast regions of Louisiana and Texas.

Texas Properties – Permian Basin

Reeves County. We hold a 18.1% average working interest in 640 gross acres in Reeves County, Texas, consisting of (1) the 320 gross acre Johnson Lease, in which we hold a 25% working interest, subject to a proportionate 5% back-in after payout, and (2) the 320 gross acre O’Brien Lease, in which we hold an average 11.2% working interest. Our Reeves County acreage lies within the Delaware sub-basin of the Permian Basin, with resource potential in the Wolfcamp, Bone Spring and Avalon formations. During 2017, we drilled and completed our initial wells on both lease blocks, the Johnson State #1H well and the O’Brien #3H well, both horizontally drilled and hydraulically fractured wells in the Wolfcamp A formation, both of which continue on production.

In June 2018, a new operator took control of operations of our Reeves County acreage, following the acquisition of the interests of the former operator. No wells have been drilled on our Reeves County acreage since the change of operatorship pending development and presentation of drilling plans by the new operator. We anticipate resumption of drilling operations on our Reeves County acreage but the timing, number of wells drilled, anticipated costs and related matters are subject to our review and acceptance of development plans expected to be provided by the new operator, as well as our ability to finance our share of costs, market conditions and other factors, many of which are beyond our control.

Yoakum County. We hold a 12.5% working interest, subject to a proportionate 10% back-in after payout, in an approximately 650 gross acre block in Yoakum County, Texas. Our Yoakum County acreage lies within the Midland sub-basin of the Permian Basin.

During 2019, we drilled the Frost #1H well, the first well on our Yoakum County acreage. The well was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production in mid-2019. Subject to the operator’s evaluation of the performance of the initial well, we anticipate that additional wells will be drilled on our Yoakum County acreage in the future.

Northern Shelf of Permian Basin. We hold a 20% working interest, subject to an obligation to pay 26.667% of drilling and related costs on the initial well, in an approximately 5,824-acre lease block in the Northern Shelf of the Permian Basin in Texas. We also hold the right to participate, at cost and for a period of five years, in a 20,367-acre area (gross) of mutual interest that includes the existing lease block. Pending improved industry conditions, no drilling operations are presently planned on the Northern Shelf acreage.

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

- Colombian Properties:

At December 31, 2019, we held interests in multiple prospects, all operated by Hupecol Operating and affiliates, in Colombia covering 1,031,610 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2019:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells

CPO-11 – Venus Exploration Area	Hupecol	2.0%	69,128	—	—
CPO-11	Hupecol	1.0%	570,277	—	—
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—

Total			1,031,610	—	—

At December 31, 2019, we held interests in four concessions operated by Hupecol Operating Co. in Colombia. The CPO-11 concession, including the Venus Exploration Area, is located in the Llanos Basin. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 1,031,610 acres.

CPO-11

During 2019, we acquired a two percent ownership interest in Hupecol Meta, LLC. Hupecol Meta owns the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia. The CPO-11 block is comprised of the 69,128 acre Venus Exploration area and 570,277 acres which was 50% farmed out by Hupecol to Parex Resources. Through our ownership interest in Hupecol Meta, we hold a 2% interest in the Venus Exploration area and a 1% interest in the remainder of the CPO-11 block.

The CPO-11 block covers almost 1,000 square miles with multiple identified leads and prospects. The Venus Exploration area includes an existing productive vertical well that is presently shut-in. Future wells in the Venus Exploration area are presently planned as horizontal wells. The Venus-1 horizontal well in the Venus Exploration area and the Montuno-1 vertical well, to be drilled at no cost to Houston American, are presently on hold, as are other drilling operations on the block, pending improved industry conditions. Pursuant to the farm-out agreement covering the balance of the CPO-11 block, the Daisy-1 well, a vertical well, began drilling in December 2019. The Daisy-1 well was determined to be a dry hole in early 2020. Hupecol will evaluate industry conditions and drilling results from the initial planned wells before formalizing drilling plans for additional wells on the CPO-11 block.

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

The Serrania concession is subject to longstanding local opposition to the granting of necessary permits to commence drilling operations. Hupecol is presently engaged in litigation and negotiations with the National Hydrocarbon Agency of Colombia (the “ANH”) to either secure the necessary permits to drill and develop the concession or receive compensation for the concession and the funds expended.

Given the ongoing opposition, Hupecol has determined to defer further efforts to commence drilling on the block for the foreseeable future pending a final definitive settlement either permitting drilling or compensating Hupecol for the block.

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

Drilling Activity

During 2019, we drilled one well. The following table summarizes the number of wells drilled during 2019, 2018, and 2017, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total development wells	—	—	—	—	—	—

Exploratory wells, completed as:
Productive	1	0.125	—	—	2	0.36
Non-productive	—	—	—	—	—	—
Total exploratory wells	1	0.125	—	—	2	0.36

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2019, we, through our interest in Hupecol, had drilling operations ongoing on one well on the CPO-11 acreage.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2019, we owned interests in 4 gross wells (excluding wells in which we hold only royalty interests). As of December 31, 2019, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	3	1
Net	0.49	0.02
Colombia
Gross	—	—
Net	—	—
Total
Gross	3	1
Net	0.49	0.02

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Net Production:
Gas (Mcf):
United States	116,629	253,053	30,997
Colombia	—	—	—

Total	116,629	253,053	30,997

Oil (Bbls):
United States	13,674	23,842	10,038
Colombia	—	—	—

Total	13,674	23,842	10,038

Average sales price:
Gas ($ per Mcf)
United States	$2.02	$3.27	$3.88
Colombia	—	—	—

Total	$2.02	$3.27	$3.88

Oil ($ per Bbl)
United States	$55.73	$57.43	$50.81
Colombia	—	—	—

Total	$55.73	$57.43	$50.81

Average production costs ($ per BOE):
United States	$22.38	$53.19	$14.23
Colombia	—	—	—

Total	$22.38	$53.19	$14.23

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2019, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (“PV-10”) and after future income taxes (“Standardized Measure”) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed Producing
United States	91,746	1,254,526	300,834
Colombia	—	—	—

Total Proved Developed Producing Reserves	91,746	1,254,526	300,834

Proved Undeveloped
United States	155,490	756,143	281,514
Colombia	—	—	—

Total Proved Undeveloped Reserves	155,490	756,143	281,514

Total Proved Reserves	247,236	2,010,669	582,348

	Proved Developed	Proved Undeveloped	Total Proved
PV-10 (1)	$2,401,675	$1,164,418	$3,566,093
Standardized measure (3)	$2,401,675	$1,164,418	$3,566,093

(1)

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2019. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2019. The average prices utilized for purposes of estimating our proved reserves were $50.55 per barrel of oil and $1.82 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 and Standard Measure estimates, set forth above were prepared by Russell K. Hall & Associates, Inc. for our Permian Basin, Texas reserves and by Lonquist & Co., LLC for all other reserves.

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

Proved Undeveloped Reserves

The following table summarizes activity within our proved undeveloped reserve category for the year ended December 31, 2019:

For the Year Ended December 31, 2019
Proved undeveloped reserves (Boe):
Beginning of year	439,583
Decrease due to evaluation reassessments	(157,460)
End of year	282,123

At December 31, 2019, all proved undeveloped reserves were attributable to our Permian Basin, Texas acreage.

We expect to develop all of our proved undeveloped reserves as of December 31, 2019 within five years of their initial booking. None of our proved undeveloped locations have been booked for longer than five years.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions, but excluding acreage in which we hold a royalty interest but no working interest), categorized by geographical area, which we held as of December 31, 2019:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	2,983	497	5,824	1,165
Colombia	—	—	1,031,610	56,111

Total	2,983	497	1,037,434	57,276

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

The leases and concessions comprising the U.S. undeveloped acreage set forth in the table above relate to our Northern Shelf acreage which is comprised of a large number of leases most having primary terms of three years and will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production.

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

Marketing

At December 31, 2019, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2019, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

There is public controversy regarding fracking with regard to the use of fracking fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. Lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations restricting hydraulic fracturing are adopted, such laws could make it more difficult or costly to perform fracturing to stimulate production from tight formations as well as make it easier to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause operators to incur substantial compliance costs, and compliance or the consequences of any failure to comply could have a material adverse effect on well operations and economics.

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

Climate Change Legislation and Greenhouse Gas Regulation

Federal, state and local laws and regulations are increasingly being enacted to address concerns about the effects the emission of “greenhouse gases” may have on the environment and climate. These effects are widely referred to as “climate change.” Since its December 2009 endangerment finding regarding the emission of greenhouse gases, the Environmental Protection Agency (the “EPA”) has begun regulating sources of greenhouse gas emissions under the federal Clean Air Act. Among several regulations requiring reporting or permitting for greenhouse gas sources, the EPA finalized its “tailoring rule” in May 2010 that determines which stationary sources of greenhouse gases are required to obtain permits to construct, modify or operate on account of, and to implement the best available control technology for, their greenhouse gases. The EPA’s final greenhouse gas reporting requirements pertain to certain oil and gas production facilities.

Moreover, the U.S. Congress has considered establishing a cap-and-trade program to reduce U.S. emissions of greenhouse gases. Under past proposals, the EPA would issue or sell a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of such legislation, if ever adopted, would be to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products, and natural gas. In addition, while the prospect for such cap-and-trade legislation by the U.S. Congress remains uncertain, several states have adopted, or are in the process of adopting, similar cap-and-trade programs.

As a crude oil and natural gas company, the debate on climate change is relevant to our operations because the equipment we use to explore for, develop and produce crude oil and natural gas emits greenhouse gases. Additionally, the combustion of carbon-based fuels, such as the crude oil and natural gas we sell, emits greenhouse gases. Thus, any current or future federal, state or local climate change initiatives could adversely affect demand for the crude oil and natural gas we produce by stimulating demand for alternative forms of energy that do not rely on the combustion of fossil fuels, and therefore could have a material adverse effect on our business. Although our compliance with any greenhouse gas regulations may result in increased compliance and operating costs, we do not expect the compliance costs for currently applicable regulations to be material. Moreover, while it is not possible at this time to estimate the compliance costs or operational impacts for any new legislative or regulatory developments in this area, we do not anticipate being impacted to any greater degree than other similarly situated competitors.

Web Site Access to Reports

Our Web site address is www.houstonamerican.com. We make available, free of charge on our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this report and you should not consider information contained on our website as part of this report.

Item 1A.	Risk Factors

Our business activities and the value of our securities are subject to significant hazards and risks, including those described below. If any of such events should occur, our business, financial condition, liquidity and/or results of operations could be materially harmed, and holders and purchasers of our securities could lose part or all of their investments.

The COVID-19 pandemic will materially adversely affect our operations during 2020 and possibly beyond.

In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. In response, the Organization of Petroleum Exporting Countries (“OPEC”) initiated discussions with Russia to lower production to support energy prices. By mid-March 2020, with OPEC and Russia unable to agree on cuts, crude oil prices declined to less than $25 per barrel. Such decline in prices will adversely affect our revenues and profitability in 2020 and, if price declines persist, will adversely affect the economics of our existing wells and planned future wells, possibly resulting in impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

In response to the COVID-19 pandemic, our staff has begun working remotely and many of our key vendors, service suppliers and partners have similarly begun to work remotely. As a result of such remote work arrangements, we anticipate that certain operational, reporting, accounting and other processes will slow which may result in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies, any of which could substantially adversely affect our operating results for as long as the current pandemic persists and potentially for some time after the pandemic subsides.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●

changes in global supply and demand for oil and natural gas, including changes in demand resulting from general and specific economic conditions relating to the business cycle and other factors (e.g., global health epidemics such as the recent coronavirus – COVID-19);

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

Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. There can be no assurance as to how low the current price decline will persist or that a reoccurrence of price weakness will not arise in the future.

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

During 2018, the original operator of our Reeves County acreage sold its interest in the acreage and the acquirer of that interest assumed operatorship of the acreage. The new operator of the acreage has not as yet conducted any development operations on the acreage, which resulted in a lease expiration with respect to a portion of the acreage or provided a plan to develop our Reeves County acreage. Our ability to realize production, revenues and value from our Reeves County acreage is dependent upon, among other things, the new operator’s presentation of, and execution on, an acceptable development plan. If the new operator does not present and execute on a plan to develop our Reeves County acreage, we may incur falling production and revenues and a decline in value, or loss, of our acreage.

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

Our operations are expected to involve use of horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

Our operations, in most instances, are expected to involve utilizing some of the latest drilling and completion techniques as developed by our service providers, including horizontal drilling and completion techniques. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

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

Horizontal drilling in emerging areas with little or no history of use of such techniques is more uncertain than drilling in areas that are more developed and have a longer history of established horizontal drilling operations. If our horizontal drilling fail to adequately address the risks described, we may incur costs overruns, underperformance by wells or non-productive wells.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, water disposal and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget and operate profitably.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel, including shortages or unavailability of personnel, supplies and equipment arising from the COVID-19 pandemic, could delay or adversely affect our development and exploration operations. If the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. In particular, high levels of horizontal drilling and hydraulic fracturing operations in the Permian Basin have created increased demand, and higher costs, for associated drilling and completion services, water supply, handling and disposal and access to production handling and transportation infrastructure, each of which have resulted in higher than anticipated prices with respect to our initial Reeves County wells. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

The amount of oil and gas that can be produced is subject to limitations in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. Curtailments arising from these and similar circumstances may last from a few days to several months, resulting in lost or curtailed production and revenues. For example, as a result of the absence of gathering systems to handle production from our initial Reeves County wells, production was deferred, or associated gas flared pending construction of gathering systems and associated infrastructure serving the relevant leases. Moreover, transportation bottlenecks and limited transportation facilities have resulted in substantially reduced prices realized from the sale of our natural gas production in Reeves County and may result in continuing depressed prices in the future.

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

We have historically been focused on development of a small number of geographically concentrated prospects. Accordingly, we lack diversification with respect to the nature and geographic location of our holdings. As a result, we are exposed to higher dependence on individual resource plays and may experience substantial losses should a single individual prospect prove unsuccessful. At December 31, 2019, we owned interests in 1,662 net acres and 0.49 net wells in the United States and 56,111 net acres and no wells in Colombia. While we have resumed activities in Colombia with the acquisition of an interest in the CPO-11 block, our production, revenues and profitability for the foreseeable future are expected to be highly dependent upon the results of existing and future wells we may drill in the Permian Basis. In order grow our revenues and improve profitability, we must continue to drill productive wells. If existing wells, or future wells we may drill, in the Permian Basin perform below expectations, we may experience flat or declining production and revenues and may be unable to attain profitability.

We have experienced recurring operating losses and may not attain profitability; attainment of profitability will require successful drilling and development operations to support substantial increases in production and revenues.

We have incurred losses from operations in each year since 2011 and, at December 31, 2019, had an accumulated deficient of $67,984,837. While we have implemented cost control initiatives that have brought down our cash overhead in recent years, our ability to attain profitability is substantially dependent upon increasing our production and production revenues while continuing to control costs. In order to increase production and revenues, we will need to successfully drill new wells on our existing, or future acquired, acreage at a pace, and with results, significantly greater than in recent years. If, for any reason, we are unable to substantially increase our production and revenues, while controlling drilling costs and overhead, we may never attain, or sustain, profitability. Our ability to so increase production and revenues and attain profitability is subject to all of the other risks of oil and gas operations as well as our ability to fund our share of drilling and development operations.

Our ability to acquire additional mineral acreage and to drill and develop our existing acreage as well as other acreage that may be acquired is subject to availability of financing on satisfactory terms.

Our financial resources are limited and may not be adequate to fully drill and develop our acreage or to consummate any meaningful acquisition. While our available funds as of March 15, 2020 are expected to be adequate to fund our share of well costs on wells expected to be drilled, as of that date, during 2020, our funds on hand are not expected to be adequate to support a long-term drilling and development plan with respect to our existing acreage holdings, should such a plan be implemented.

We may continue to seek to access the capital markets to support planned drilling operations or acquisitions through sales of common stock, preferred stock or other securities or may seek debt financing to support such capital requirements. We do not presently have any commitments to provide equity or debt financing to support any future drilling operations or acquisitions and there can be no assurance that such financing will be available if and when needed on acceptable terms or at all. If we are unable to fund our share of drilling and completion costs of future wells, we may experience flat and declining production and revenues and decreased profitability and may be subject to penalties with respect to our interest in acreage.

We may be unable to make attractive acquisitions and any acquisitions may be subject to substantial risks that could adversely affects our business.

Acquisitions of additional mineral acreage at favorable prices is part of our strategy to increase and diversify our holdings and grow our production and revenues. We expect to focus our acquisition efforts in the Permian Basin and in Colombia with an emphasis on partnering with proven operators in the area to acquire positions at favorable prices. Competition for mineral acreage in the Permian Basin is intense. Other operators, particularly large operators, have historically paid substantially higher prices for Permian Basin acreage than we have paid. There can be no assurance that we will be able to successfully acquire additional acreage in the Permian Basin, Colombia or elsewhere at favorable prices or at all. Even if we are successful in acquiring additional acreage on favorable terms, it is possible that such acreage (i) will be more speculative than higher priced acreage, (ii) may face challenges or limitations in drilling and operations such as lack of, or limited access to, critical infrastructure, or (iii) may prove uneconomical.

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

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we have written down the carrying value of our oil and natural gas properties periodically and may be required to further write down the carrying value of oil and gas properties in the future. A write-down would constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

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

The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. While each of our past and current oil and gas concessions in Colombia have been granted by the federal government, we have experienced multiple extended delays in obtaining necessary permits to commence drilling operations on three of our four current concessions. The delays in obtaining necessary permits have been attributed to numerous factors beyond our control but not uncommon in Colombia, including strong local opposition to drilling operations based on environmental and other concerns. In the face of such opposition, our operator has shelved any near term drilling on the three concessions in question and is pursuing discussions with the federal government and local governments to determine if there are any viable options to drill those concessions or if acceptable arrangements can be made to compensate for the inability to drill and develop the concessions. Unless we are able to secure necessary permits or to secure substitute concessions, we may be forced to abandon or suspend our operations with respect to those concessions and record a loss of our entire investment in those concessions.

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

Our operations in Colombia are subject to a substantial degree of control by the operators of the properties in which we hold indirect interests in Colombia. We are an investor in a number of ventures operated by Hupecol and our interest in the assets and operations of Hupecol related entities and ventures represent all of our current assets in Colombia. During 2008, 2010 and 2012, respectively, Hupecol sold its interest in multiple concessions and entities holding multiple concessions each representing, at the time, the largest prospect(s) in terms of reserves and revenues in which we then held an interest. In early March 2009, Hupecol determined to temporarily shut-in production from our Colombian properties. It is possible that Hupecol will carry out similar sales or acquisitions of prospects or make similar decisions in the future. Our management intends to closely monitor the nature and progress of future transactions by Hupecol in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction.

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

Continued listing of our common stock on the NYSE American exchange is subject to ongoing satisfaction of continued listing requirements. Failure to comply with continued listing standards could result in delisting and adversely affect the liquidity and price of our stock.

Our common stock is traded on the NYSE American exchange and is ongoing listing is subject to ongoing satisfaction of continued listing requirements. On October 17, 2019, we were notified by the NYSE American that we were not in compliance with the continued listing requirements as a result of the continued selling of our stock for a low price per share for a substantial period of time. Pursuant to the exchange’s notice, we have until April 16, 2020 to demonstrate sustained share price improvement or effect a reverse stock split in order to maintain the listing of our common stock, although we have been granted an informal extension of time in which to carry out a reverse stock split. If our stock is delisted, whether due to continued low price or otherwise, it is expected that our stock would trade in the over-the-counter market which could result in decreased liquidity in our stock and possibly adversely affect our stock price.

The sale of a substantial number of shares of our common stock may affect our stock price.

We may require additional capital to support our future drilling plans and may issue additional shares of our common stock or equity-related securities to secure such capital. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

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

We currently lease approximately 4,739 square feet of office space in Houston, Texas as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The average monthly rental under the lease, which expires on October 31, 2022, is approximately $10,000. A description of our interests in oil and gas properties is included in “Item 1. Business.”

Item 3.	Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business. As of March 27, 2020, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “HUSA.”

Holders

As of March 27, 2020, there were approximately 875 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,012,166	$0.67	3,191,667
Equity compensation plans not approved by security holders	—	—	—

	6,012,166	$0.67	3,191,667

(1)	Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2017 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Lease Activity

Permian Basin. In 2018, we acquired a 12.5% working interest, subject to a proportionate 10% back-in after payout, in an approximately 650-acre lease block in Yoakum County, Texas. The acreage lay in the Midland Basin region of the larger Permian Basin.

In 2019, we acquired, for $587,100, a 20% working interest in an approximately 5,871-acre lease block in the Northern Shelf of the Permian Basin in Texas. We are required to pay 26.667% of costs on the initial well on the block through the point at which the well is drilled, completed, equipped and ready for operation, production or disposal. Pursuant to the agreement to acquire such interest, we also secured the right to participate, at cost and for a period of five years, in a 20,367-acre area of mutual interest, including the acquired lease block.

In 2019, we experienced a lease expiration with respect to undeveloped acreage in Reeves County, Texas, reducing our acreage holdings by 320 gross (50 net) acres.

Colombia. In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”). Pursuant to the terms of the Hupecol Meta Acquisition, we paid total consideration of approximately $197,000.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. Through our membership interest in Hupecol Meta, we hold a 2% interest in the Venus Exploration Area and a 1.0% interest in the remainder of the block.

Louisiana Acreage Lease/Royalty Interest. We hold a 23.437% mineral interest in 2,485 gross acres in East Baton Rouge Parish, Louisiana. Out of that acreage, in 2018, we leased to an operator/lessee 743.94 acres. Under the terms of that lease, we received a lease bonus totaling $113,335 and a royalty of 22.5% gross, entitling us to a 5.27% net interest in all production from the acreage free of operating costs, other than production and ad valorem taxes.

The operator/lessee has indicated that it plans to drill an initial well to test the Lower Tuscaloosa Formation below 19,000 feet.

Drilling Activity and Well Operations

During 2019, we drilled the Frost #1H well in Yoakum County, Texas, reaching total depth of approximately 10,000 feet, including an approximately 4,800-foot horizontal leg. The well was fractured, production facilities constructed and the well came on production on June 5, 2019 at which time oil production commenced while the well commenced unloading of frac fluid.

During 2019, Hupecol Meta LLC drilled the 7,550-foot Daisy-1 vertical well on the CPO-11 block in Colombia. The drilling operation resulted in a dry hole.

During 2019, our capital investment expenditures for drilling, completion and related operations totaled $692,319, principally relating to acreage in Hockley County, Texas.

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

Financing Activities

During 2019, we undertook the following financing activities to support our acquisitions of additional acreage positions and to support drilling operations:

2019 At-the-Market Offering. In May 2019, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we may sell, at our option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) will be made, in accordance with one or more placement notices delivered to WestPark Capital, which notices set parameters under which shares may be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering. During 2019, we sold an aggregate of 3,472,506 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $606,960.

Subsequent to December 31, 2019, through the date hereof, we sold an aggregate of 21,059,499 shares in the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $4,376,549.

Bridge Loan Financing. In September 2019, we issued promissory notes (the “Bridge Loan Notes”) with a total principal amount of $621,052, an original issue discount of 5%, warrants (the “Bridge Loan Warrants”) to purchase 1,180,000 shares of common stock, and a term of 120 days. Net proceeds received for the Bridge Loan Notes and Warrants totaled $590,000.

The Bridge Loan Notes were unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full on January 16, 2020.

The Bridge Loan Notes were subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds we receive from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes), (ii) 100% of net proceeds we receive from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds we receive from the sale of oil and gas produced from our Hockley County, Texas properties. Additionally, we had the option to prepay the Bridge Loan Notes, at our sole election, without penalty. The holders of the Bridge Loan Notes waived mandatory prepayment at the end of each month during 2019.

The Bridge Loan Notes were recorded net of debt discount that consists of (i) $31,052 of original issue discount on the Bridge Loan Notes and (ii) the relative fair value of the Bridge Loan Warrants of $144,948. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense.

During 2019, interest expense paid in cash totaled $21,439, and interest expense attributable to amortization of debt discount totaled $152,533. As of December 31, 2019, we owed $621,052 under the Bridge Loan Notes and $0 of accrued interest. The Bridge Loan Notes were repaid in full in January 2020.

The holders of the Bridge Loan Notes were our Chief Executive Officer and a 10% shareholder.

OID Promissory Note. In October 2019, we issued a promissory note (the “OID Note”) with a principal amount of $100,000 and an original issue discount of 10%. Net proceeds received for the OID Note totaled $90,000.

The OID Note was an unsecured obligation bearing interest at 0% per annum and payable from any and all of our cash receipts with any unpaid principal and accrued interest being payable in full on October 31, 2019. The OID Note was repaid in full as of October 31, 2019.

The holder of the OID Note was a 10% shareholder of the Company.

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

COVID-19

In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 Coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. In response, OPEC initiated discussions with Russia to lower production to support energy prices. By mid-March 2020, with OPEC and Russia unable to agree on cuts, crude oil prices declined to less than $25 per barrel. Such decline in prices will adversely affect our revenues and profitability in 2020 and, if price declines persist, will adversely affect the economics of our existing wells and planned future wells, possibly resulting in impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

In response to the COVID-19 pandemic, our staff has begun working remotely and many of our key vendors, service suppliers and partners have similarly begun to work remotely. As a result of such remote work arrangements, we anticipate that certain operational, reporting, accounting and other processes will slow which may result in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies, any of which could substantially adversely affect our operating results for as long as the current pandemic persists and potentially for some time after the pandemic subsides.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2019. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Contracts with customers have varying terms, including spot sales or month-to-month contracts, contracts with a finite term, and life-of-field contracts where all production from a well or group of wells is sold to one or more customers. We recognize sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of our net share of production volumes.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2019 and 2018:

	At December 31, 2019	At December 31, 2018
Acquisition costs	$279,177	$141,318
Evaluation costs	2,199,279	2,315,181
Total	$2,478,456	$2,456,499

The carrying value of unevaluated oil and gas prospects includes $2,343,126 and $2,321,170 expended for properties in South America at December 31, 2019 and 2018, respectively. We are maintaining our interest in these properties.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Oil and Gas Revenues. Total oil and gas revenues decreased 56% to $997,992 in 2019 from $2,243,325 in 2018. The decrease in revenues was attributable to a combination of lower production, lower average prices realized from oil and gas sales and decreased royalties from our Crown Paper well.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2019 and 2018:

	2019	2018
Gross producing wells	4	5
Net producing wells	0.49	0.52
Net oil production (Bbls)	13,674	23,842
Net gas production (Mcf)	116,629	253,053
Oil—Average sales price per barrel	$55.73	$57.43
Gas—Average sales price per mcf	$2.02	$3.27

The decrease in gross/net producing wells resulted from cessation of operation of two uneconomical wells in Louisiana during 2019, partially offset by the commencement of operations of a well in Yoakum County, Texas. The decrease in production was principally attributable to natural decline in production from our Reeves County, Texas wells, partially offset by production from our Yoakum County well commencing in 2019.

The change in average sales prices realized reflects fluctuations in global commodity prices together with bottlenecks in transportation/delivery capabilities in the Permian Basin which adversely affected commodity pricing.

Royalties from our Crown Paper well decreased to $28,558 in 2019 from $68,006 in 2018. The decrease in royalty income was attributable to local flooding that resulted in the shut-in of the well for approximately four months during mid-2019.

Oil, gas and natural gas liquids sales revenues for 2019 and 2018 by region were as follows:

	Colombia	U.S.	Total
2019
Oil sales	$—	$762,039	$762,039
Gas sales	$—	$79,889	$79,889
Natural gas liquids sales	$—	$156,064	$156,064
2018
Oil sales	$—	$1,416,946	$1,416,946
Gas sales	$—	$663,389	$663,389
Natural gas liquids sales	$—	$162,987	$162,987

Lease Bonus Revenue. During 2018, lease bonus revenue totaled $113,335, compared to $0 in 2019. Lease bonus revenue related to a non-recurring lease of a mineral interest we own in Louisiana to a third party operator.

Lease Operating Expenses. Lease operating expenses decreased 14% to $789,708 in 2019 from $914,269 in 2018.

The decrease in lease operating expenses was attributable to reduced production, partially offset by increased operating expenses associated with our Frost #1H well in Yoakum County coming onto production.

All lease operating expenses during 2019 and 2018 were attributable to U.S. operations.

Depreciation and Depletion Expense. Depreciation and depletion expense increased by 23% to $438,553 in 2019 from $357,822 in 2018. The increase in depreciation and depletion during 2019 was due to an increase in capitalized costs subject to amortization and commencement of production from the Frost #1H well, partially offset by a natural decline in production volumes. Depreciation and depletion expense is expected to increase as we drill and bring onto production planned wells.

Impairment Expense. Impairment expense totaled $745,691 in 2019 compared to $0 in 2018. The impairment expense during 2019 was due to a decrease in the market price of oil during 2019 as well as downward adjustments to the projected future production from our wells per the 2019 reserve report due to a natural decline in production and a lease expiration.

General and Administrative Expenses. General and administrative expense decreased by 5% to $1,357,723 in 2019 from $1,422,560 in 2018. The change in general and administrative expense was primarily attributable to a decrease in salaries and wages resulting from the elimination of salary to our CEO commencing with the appointment of our current CEO in mid-2018.

Other Income (Expense). Other income/expense, net, totaled $182,011 of expense during 2019, compared to $86,655 of income during 2018. Other expense during 2019 consisted of $1,961 of interest income, offset by interest expense of $183,972 relating to the Bridge Loan Notes and the OID Note. Other income during 2018 consisted of $102 of interest income and $86,553 of other income arising from the recovery of escrowed funds previously written-off.

Financial Condition

Liquidity and Capital Resources. At December 31, 2019, we had a cash balance of $97,915 and a deficit in working capital of $748,426, compared to a cash balance of $755,702 and working capital of $895,366 at December 31, 2018.

Cash Flows. Operating activities used cash of $725,019 during 2019, compared to $360,792 of cash provided by operating activities during 2018. The change in cash flows from operating activities was primarily attributable to the $2,264,358 increase in net loss in 2019, compared to 2018 which was primarily attributable to the decline in oil and gas revenues.

Investing activities used cash of $889,328 during 2019, compared to $505,407 of cash used during 2018. The increase in cash used in investing activities reflects development and acquisition costs incurred during 2019 of $692,319 and the acquisition of our interest in the Hupecol Meta LLC of $197,009, compared to 2018 acquisition of our Yoakum County acreage ($135,329) and investments in drilling operations ($390,216). 2018 investing activities reflect a credit of $131,864 attributable to cash advances previously reflected as development costs on our Reeves County acreage.

Financing activities provided cash of $956,560 during 2019, compared to $508,255 of cash provided during 2018. During 2019, cash provided by financing activities consisted of sales of common stock in our 2019 ATM Offering of $606,960, sales of Bridge Loan Notes of $590,000 and sales of the OID Note of $90,000, partially offset by distributions with respect to outstanding preferred stock of $230,400 and repayment of the OID Note of $100,000. During 2018, cash provided by financing activities consisted of sales of common stock in our 2017 ATM Offering ($747,205) partially offset by distributions on outstanding preferred stock ($238,950).

Long-Term Liabilities. At December 31, 2019, we had long-term liabilities of $263,596, compared to $82,719 at December 31, 2018. Long-term liabilities, as of December 31, 2019, consisted of a reserve for plugging costs of $44,186 and a lease liability of $219,410.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our newly acquired Colombian acreage. Prior to the onset of the COVID-19 pandemic, we commenced drilling operations on our Frost #2-H well in Yoakum County. Drilling operations have been completed and fracturing operations are pending. During the first quarter of 2020, we fully funded our commitment with respect to that well in the amount of $518,542. Given the current economic environment and the current COVID-19 pandemic, all planned additional drilling and development operations during 2020 are on hold pending improved conditions. Accordingly, unless and until industry conditions substantially improve, we do not presently anticipate making any material capital expenditures during 2020, although we may evaluate opportunistic acquisitions of additional acreage. The actual timing and number of wells drilled during 2020 will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During 2019, we invested $889,328 for the acquisition and development of oil and gas properties and the acquisition of our interest in Hupecol Meta LLC, consisting of (1) cost of acquisition of U.S. properties ($531,417), attributable to acreage acquired in the Northern Shelf of the Permian Basin in Texas, (2) cost of acquisition of Colombian properties ($197,009), attributable to our acquisition of an interest in the CPO-11 block through our purchase of an interest in Hupecol Meta, (3) drilling and development operations in the U.S. ($138,945), and (4) leasehold, drilling and development operations in Colombia ($21,957). Of the amount invested, we capitalized $21,957 to oil and gas properties not subject to amortization and capitalized $670,362 to oil and gas properties subject to amortization.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

With our receipt, subsequent to December 31, 2019, of $4,376,549 from sales of common stock under our 2019 ATM Offering, we believe that we have the ability to fund operations and our cost for all planned wells expected to be drilled during 2020.

In the event that we pursue additional acreage acquisitions or expand our drilling plans, we may be required to secure additional funding beyond our resources on hand. While we may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, we presently have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities. Unless and until the depressing economic effects of the coronavirus recede, we expect that new capital to fund projects will be difficult, if not impossible, to secure.

Contractual Obligations. At December 31, 2019, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2019:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	>5 years
Operating leases	$376,355	$130,717	$245,638	$—	$—
Total	$376,355	$130,717	$245,638	$—	$—

In addition to the contractual obligations requiring that we make fixed payments, in conjunction with our efforts to secure oil and gas prospects, financing and services, we have, from time to time, granted overriding royalty interests (“ORRI”) in various properties, and may grant ORRIs in the future, pursuant to which we will be obligated to pay a portion of our interest in revenues from various prospects to third parties. Our Permian Basin acreage is subject to a ORRI’s ranging from 1% to 2%, in aggregate, in favor of current and former employees and officers. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of a current employee and a former director.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2019.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy this material weakness, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2019, and their ages and positions as of that date, are as follows:

Name	Age	Position
James Schoonover	63	President and Chief Executive Officer

James Schoonover has served as our President and CEO since June 2018 and as a director since April 2018. Mr. Schoonover has, since 2016, served as Chief Operating Officer of Encompass Compliance Corporation, an OTC Market traded company providing compliance and risk mitigation services to U.S. employers. Previously, from February 2014 to July 2015, Mr. Schoonover served as National Sales Director for Cordant Health Services, a consolidator of independent toxicology laboratories, and, from 1998 to December 2012, as Chief Marketing Officer of MedTox Scientific, Inc., a Nasdaq-listed provider of specialized laboratory testing services and on-site/point-of-collection testing devices. From 2012 to 2017, Mr. Schoonover served as Chairman of the Board of H2O For Life, a non-profit organization focused on service-learning opportunities for students. Mr. Schoonover holds a B.A. degree from Cornell University and an MBA from the University of St. Thomas.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial statements. See “Index to Financial Statements” on page F-1.

2. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
1.1	At-the-Market Issuance Sales Agreement, dated May 9, 2019, by and between Houston American Energy Corp. and WestPark Capital, Inc.	8-K	05/09/19	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Certificate of Designations of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	4.1

4.3	Certificate of Designations of 12.0% Series B Convertible Preferred Stock	8-K	05/08/17	4.1

10.1	Form of 2019 Bridge Loan Agreement	8-K	09/20/19	10.1

10.2	Form of 2019 Bridge Loan Note	8-K	09/20/19	10.2

10.3	Form of 2019 Warrant	8-K	09/20/19	10.3

10.4	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.5	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.6	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.7	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP				X

23.2	Consent of Lonquist & Co., LLC				X

23.3	Consent of Russell K. Hall & Associates, Inc.				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC				X

99.3	Report of Russell K. Hall & Associates, Inc.				X

* Compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 30, 2020

	By:	/s/ James Schoonover
James Schoonover President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Schoonover	Chief Executive Officer, President and Director
James Schoonover	(Principal Executive Officer and Principal Financial Officer)	March 30, 2020

/s/ Stephen Hartzell	Director
Stephen Hartzell		March 30, 2020

/s/ Keith Grimes	Director	March 30, 2020
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Houston American Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

ASU No. 2016-02

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 30, 2020

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$97,915	$755,702
Accounts receivable – oil and gas sales	80,195	136,042
Prepaid expenses and other current assets	39,505	66,381

TOTAL CURRENT ASSETS	217,615	958,125

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,068,240	60,397,878
Costs not being amortized	2,478,456	2,456,499
Office equipment	90,004	90,004

Total	63,633,534	62,944,381
Accumulated depletion, depreciation, amortization, and impairment	(57,267,145)	(56,082,902)

PROPERTY AND EQUIPMENT, NET	6,369,555	6,861,479

Cost method investment	197,009	—
Right of use asset	281,489	—
Other assets	3,167	3,167

TOTAL ASSETS	$7,068,835	$7,822,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$270,119	$61,826
Accrued expenses	447	933
Notes payable – related party, net of debt discount	597,585	—
Short-term lease liability	97,890	—

TOTAL CURRENT LIABILITIES	966,041	62,759

LONG-TERM LIABILITIES
Lease liability, net of current portion	219,410	—
Reserve for plugging and abandonment costs	44,186	38,754
Deferred rent obligation	—	43,965

TOTAL LONG-TERM LIABILITIES	263,596	82,965

TOTAL LIABILITIES	1,229,637	145,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized
Series A Convertible Redeemable Preferred Stock, Par value $0.001; 2,000 shares authorized; 1,085 and 1,085 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Redeemable Preferred Stock, Par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 150,000,000 shares authorized 65,947,646 and 62,425,140 shares issued and outstanding	65,947	62,425
Additional paid-in capital	73,816,661	73,084,009
Subscription receivable	58,575	—
Accumulated deficit	(67,984,837)	(65,469,143)

TOTAL SHAREHOLDERS’ EQUITY	5,839,198	7,677,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,068,835	$7,822,771

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
REVENUES
Oil and gas revenue	$997,992	$ 2,243,325
Lease bonus revenue	—	113,335

Total operating revenue	997,992	2,356,660

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	789,708	914,269
General and administrative expense	1,357,723	1,422,560
Depreciation and depletion	438,553	357,822
Impairment expense	745,691	—

Total operating expenses	3,331,675	2,694,651

Loss from operations	(2,333,683)	(337,991)

OTHER INCOME (EXPENSE)
Interest income	1,961	102
Other income	—	86,553
Interest expense	(183,972)	—

Total other income (expense), net	(182,011)	86,665

Loss before taxes	(2,515,694)	(251,336)

Income tax expense (benefit)	—	—

Net loss	(2,515,694)	(251,336)

Dividends to Series A and B Preferred shareholders	(230,400)	(238,950)

Net loss attributable to common shareholders	$(2,746,094)	$(490,286)

Basic and diluted net loss per common share outstanding	$(0.04)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	65,947,646	60,616,220

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance at December 31, 2017	2,070	$2	59,260,101	$59,260	$72,482,303	$—	$(65,217,807)	$7,323,758

Issuance of common stock for cash, net	—	—	2,433,993	2,434	744,771	—	—	747,205
Conversion of Series A and Series B Preferred Stock to common stock	(150)	—	616,667	617	(617)	—	—	—
Cashless exercise of options	—	—	114,379	114	(114)	—	—	—
Stock-based compensation	—	—	—	—	96,616	—	—	96,616
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(238,950)	—	—	(238,950)
Net loss	—	—	—	—	—	—	(251,336)	(251,336)

Balance at December 31, 2018	1,920	2	62,425,140	62,425	73,084,009	—	(65,469,143)	7,677,293

Issuance of common stock for cash, net	—	—	3,472,506	3,472	662,063	(58,575)	—	606,960
Stock-based compensation	—	—	50,000	50	156,041	—	—	156,091
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(230,400)	—	—	(230,400)
Debt discount from issuance of warrants as debt inducement	—	—	—	—	144,948	—	—	144,948
Net loss	—	—	—	—	—	—	(2,515,694)	(2,515,694)

Balance at December 31, 2019	1,920	$2	65,947,646	$65,947	$73,816,661	$(58,575)	$(67,984,837)	$5,839,198

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,515,694)	$(251,336)

Adjustments to reconcile net loss to net cash (used in) provided by operations
Depreciation and depletion	438,552	357,822
Impairment of oil and gas properties	745,691	—
Accretion of plugging and abandonment costs	5,432	3,096
Stock-based compensation	156,091	96,616
Amortization of right of use asset	76,495	—
Amortization of debt discount	162,533	—
Change in operating assets and liabilities:
Decrease in accounts receivable	55,847	211,506
Decrease/(increase) in prepaid expense and other current assets	26,876	(62,631)
Increase in accounts payable and accrued expenses	305,697	10,999
Decrease in deferred rent obligation	—	(5,280)
Decrease in operating lease liability	(182,539)	—

Net cash (used in) provided by operating activities	(725,019)	360,792

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(692,319)	(505,407)
Payments for the acquisition of cost method investment	(197,009)	—

Net cash used in investing activities	(889,328)	(505,407)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable, net of debt discount	680,000	—
Repayments of notes payable	(100,000)	—
Proceeds from issuance of common stock for cash, net of offering costs	606,960	747,205
Payment of preferred stock dividends	(230,400)	(238,950)
Net cash provided by financing activities	966,560	508,255

(DECREASE) INCREASE IN CASH	(657,787)	363,640
Cash, beginning of year	755,702	392,062

Cash, end of year	$97,915	$755,702

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21,439	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in accrued oil and gas development costs	$—	$99,897
Debt discount from issuance of warrants as debt inducement	$144,948	$—
Conversion of Series A and Series B Preferred Stock to common stock	$—	$617
Cashless exercise of options	$—	$114

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

Liquidity and Capital Requirements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $2,515,694 for the year ended December 31, 2019. However, during 2019, the Company raised, net of offering costs, $606,960 in its ATM offering. Subsequent to December 31, 2019, through the date hereof, the Company raised, net of offering costs, $4,376,549 in its ATM offering, thereby mitigating going concern considerations.

The Company believes that it has the ability to fund, from cash on hand and through the subsequent equity financing, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2020 will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators. With the steep decline in energy prices in March 2020, due at least in part to the economic effects of the coronavirus, drilling operations are expected to be deferred until at least the second half of 2020 pending clarity as to the timing of economic recovery from the effects of the coronavirus.

In the event that the Company pursues additional acreage acquisitions or expands its drilling plans, the Company may be required to secure additional funding beyond our resources on hand. While the Company may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, it presently does not have any commitments to provide additional funding (beyond what was already received subsequent to December 31, 2019 and described above), and there can be no assurance that the Company can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months when purchased. As of December 31, 2019 and 2018, the Company had no cash equivalents outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and marketable securities (if any). The Company had no cash deposits in excess of the FDIC’s current insured limit of $250,000 at December 31, 2019 for interest bearing accounts. The Company also had cash deposits of approximately $3,600 in Colombian banks at December 31, 2019 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the years ended December 31, 2019 and 2018, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2019	2018
Series A Convertible Preferred Stock	5,425,000	5,425,000
Series B Convertible Preferred Stock	2,320,556	2,320,556
Stock warrants	1,230,000	12,500
Stock options	6,012,166	4,978,832
Totals	14,987,722	12,736,888

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary. In evaluating the need for an allowance, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made. As of December 31, 2019 and 2018, the Company evaluated their receivables and determined that no allowance was necessary.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $438,552 and $357,822 for the years ended December 31, 2019 and 2018, respectively and accumulated amortization, depreciation and impairment was $57,177,141 and $55,992,898 at December 31, 2019 and 2018, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2019 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2019 and 2018, the Company recorded impairments of oil and gas properties totaling $745,691 and $0, respectively.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Office equipment having an original cost basis of $90,004 was fully depreciated as of January 1, 2018. Therefore, the related depreciation expense was $0 and $0 for 2019 and 2018, respectively, and accumulated depreciation was $90,004 and $90,004 at December 31, 2019 and 2018, respectively.

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

The Company’s Permian Basin, Texas properties accounted for all of the Company’s drilling operations and substantially all of its oil and gas investments in 2019 and 2018. In the event of a significant negative change in operations or operating outlook pertaining to the Company’s Permian Basin properties, the Company may be forced to abandon or suspend such operations, which abandonment or suspension could be materially harmful to the Company.

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

For 2019, the Company’s oil production from the its mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2019 and 2018, respectively.

Recent Accounting Developments

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The guidance requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The ASU and its related amendments are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company evaluated the impact of this new guidance and reviewed lease or possible lease contracts and evaluated contract related processes. The Company adopted ASU 2016-02 effective January 1, 2019 and recorded an initial right-of-use asset and liability for its operating leases of $357,985.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update are to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this Update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-07 effective January 1, 2019 and recognized no significant impact to its statements of operations or cash flows as a result of the adoption of this standard.

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

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2019 through the date the consolidated financial statements were issued.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Oil sales	$762,039	$1,416,946
Natural gas sales	79,889	663,389
Natural gas liquids sales	156,064	162,987
Lease bonus revenue	—	113,335
Total revenue from customers	$997,992	$2,356,660

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2019 or 2018.

NOTE 3—REVENUE FROM LEASE OF MINERAL INTERESTS

The Company holds a 23.437% mineral interest in 2,485 gross acres in East Baton Rouge Parish, Louisiana. Out of that acreage, in 2018, the Company leased to an operator/lessee 743.94 acres. Under the terms of that lease, the Company received a lease bonus totaling $113,335 and a royalty of 22.5% gross in 2018, entitling the Company to a 5.27% net interest in all production from the acreage free of operating costs, other than production and ad valorem taxes. The lease bonus received was recorded as lease bonus revenue on the statement of operations when the drilling did not commence under the terms of the lease.

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

NOTE 5—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2019 included the following:

	United States	South America	Total

Evaluated properties being amortized	$11,613,538	$49,454,702	$61,068,240
Accumulated depreciation, depletion, amortization and impairment	(7,722,439)	(49,454,702)	(57,177,141)
Net capitalized costs	$3,891,099	$—	$3,891,099

Evaluated oil and gas properties subject to amortization at December 31, 2018 included the following:

	United States	South America	Total

Evaluated properties being amortized	$10,943,176	$49,454,702	$60,397,878
Accumulated depreciation, depletion, amortization and impairment	(6,538,196)	(49,454,702)	(55,992,898)
Net capitalized costs	$4,404,980	$—	$4,404,980

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2019 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$143,847	$143,847
Geological, geophysical, screening and evaluation costs	135,330	2,199,279	2,334,609
Total	$135,330	$2,343,126	$2,478,456

Unevaluated oil and gas properties not subject to amortization at December 31, 2018 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$141,318	$141,318
Geological, geophysical, screening and evaluation costs	135,329	2,179,852	2,315,181
Total	$135,329	$2,321,170	$2,456,499

During 2019, the Company invested $889,328 for the acquisition and development of oil and gas properties and the acquisition of a 2% interest in Hupecol Meta LLC, consisting of (1) cost of acquisition of U.S. properties ($531,417), attributable to acreage acquired in the Northern Shelf of the Permian Basin in Texas, (2) cost of acquisition of Colombian properties ($197,009), attributable to our acquisition of an interest in the CPO-11 block through our purchase of an interest in Hupecol Meta, (3) drilling and development operations in the U.S. ($138,945), and (4) leasehold, drilling and development operations in Colombia ($21,957). Of the amount invested, we capitalized $21,957 to oil and gas properties not subject to amortization and capitalized $670,362 to oil and gas properties subject to amortization.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

The following table describes changes in our asset retirement liability (“ARO”) during each of the years ended December 31, 2019 and 2018.

	2019	2018

ARO liability at January 1	$38,754	$35,658
Accretion expense	5,432	3,096

ARO liability at December 31	$44,186	$38,754

NOTE 7 – NOTES PAYABLE

Bridge Loan Financing

In September 2019, the Company issued promissory notes (the “Bridge Loan Notes”) with a total principal amount of $621,052, an original issue discount of 5%, warrants (the “Bridge Loan Warrants”) to purchase 1,180,000 shares of common stock, and a term of 120 days to the Company’s Chief Executive Officer and significant shareholder. Net proceeds received for the Bridge Loan Notes and Warrants totaled $590,000.

The Bridge Loan Notes were unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full on January 16, 2020.

The Bridge Loan Notes were subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds the Company receive from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes), (ii) 100% of net proceeds the Company receive from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds the Company receive from the sale of oil and gas produced from our Hockley County, Texas properties. Additionally, the Company had the option to prepay the Bridge Loan Notes, at its sole election, without penalty. The holders of the Bridge Loan Notes waived mandatory prepayment at the end of each month during 2019.

The Bridge Loan Notes were recorded net of debt discount that consists of (i) $31,052 of original issue discount on the Bridge Loan Notes and (ii) the relative fair value of the Bridge Loan Warrants of $144,948. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense.

During 2019, interest expense paid in cash totaled $21,439, and interest expense attributable to amortization of debt discount totaled $152,533. As of December 31, 2019, the Company owed $621,052 under the Bridge Loan Notes and $0 of accrued interest. The Bridge Loan Notes were repaid in full in January 2020.

The holders of the Bridge Loan Notes were the CEO and a 10% shareholder of the Company.

OID Promissory Note

In October 2019, the Company issued a promissory note (the “OID Note”) with a principal amount of $100,000 and an original issue discount of 10% to a significant shareholder of the Company. Net proceeds received for the OID Note totaled $90,000.

The debt discount was amortized over the life of the OID Note as additional interest expense. During 2019, the Company recognized additional interest expense of $10,000 related to the amortization of the OID Note debt discount.

The OID Note was an unsecured obligation bearing interest at 0% per annum and payable from any and all of the Company’s cash receipts, with any unpaid principal and accrued interest being payable in full on October 31, 2019. The OID Note was repaid in full as of October 31, 2019.

The holder of the OID Note was a 10% shareholder of the Company.

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

In June 2019, options to purchase an aggregate of 1,100,000 shares of common stock were granted to the Company’s directors and to a non-executive employee. The options have a ten-year life and are exercisable at $0.2165 per share, the market price on the date of grant. 1,000,000 of the options vest one year from the date of grant. 100,000 of the options vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $200,562 based on the Black-Scholes Option Pricing model with the following parameters: (1) risk-free interest rate of 2.1%; (2) expected life in years of 10; (3) expected stock volatility of 85.7%; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Option activity during 2019 and 2018 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,012,165	$1.86
Granted	1,658,333	$0.29
Exercised	(250,000)	$0.22
Forfeited	(2,441,666)	$3.79

Outstanding at December 31, 2018	4,978,832	$0.77
Granted	1,100,000	$0.22
Forfeited	(66,666)	$0.68

Outstanding at December 31, 2019	6,012,166	$0.68	6.02	$—
Exercisable at December 31, 2019	4,648,833	$0.80	5.06	$—

During 2019 and 2018, the Company recognized $156,091 and $94,846, respectively, of stock-based compensation expense attributable to a stock grant and outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2019, non-vested options totaled 1,413,333 and total unrecognized stock-based compensation expense related to non-vested stock options was $116,733. The unrecognized expense is expected to be recognized over a weighted average period of 0.62 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2019 is 6.02 years and 5.06 years, respectively.

As of December 31, 2019, there were 3,191,667 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects stock-based compensation recorded by the Company for 2019 and 2018:

	2019	2018

Stock-based compensation expense from stock options and warrants included in general and administrative expense	$156,091	$96,616
Earnings per share effect of stock-based compensation expense	$(0.00)	$(0.00)

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

In October 2018, the Company entered into another Sales Agreement with WestPark Capital pursuant to which the Company could sell (the “2018 ATM Offering”), at its option, up to an aggregate of $1.9 million in shares of its common stock through WestPark Capital, as sales agent. The terms of the 2018 ATM Offering were substantially identical to those of the 2017 ATM Offering. The Company reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2018 ATM Offering.

During the year ended December 31, 2018, in connection with the 2017 and 2018 ATM Offerings, the Company sold an aggregate of 2,433,963 shares of its common stock and received net proceeds of $747,205, net of commissions and expenses.

In May 2019, the Company entered into another Sales Agreement with WestPark Capital pursuant to which the Company could sell (the “2019 ATM Offering”), at its option, up to an aggregate of $5.2 million in shares of its common stock through WestPark Capital, as sales agent. The terms of the 2019 ATM Offering were substantially identical to those of the 2017 ATM Offering. The Company reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering.

During the year ended December 31, 2019, in connection with the 2019 ATM Offering, the Company sold an aggregate of 3,472,506 shares of its common stock and received net proceeds of $606,960, net of commissions and expenses.

In January 2020, the Company sold an aggregate of 21,059,499 shares in connection with the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $4,376,549.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. As of December 31, 2019, the Company had 1,085 shares of 12.0% Series A Convertible Preferred Stock and 835 shares of 12.0% Series B Convertible Preferred Stock issued and outstanding.

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

During 2019 and 2018, respectively, the Company paid $129,450 and $132,900 of dividends on its Series A Preferred Stock.

During 2019 and 2018, respectively, 0 and 90 shares of Series A Preferred Stock were converted to 0 and 450,000 shares of common stock. At December 31, 2019, there were 1,085 shares of Series A Preferred Stock issued and outstanding.

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

During 2019 and 2018, respectively, the Company paid $100,950 and $106,050 of dividends on its Series B Preferred Stock.

During 2019 and 2018, respectively, 0 and 60 shares of Series B Preferred Stock were converted to 0 and 166,667 shares of common stock. At December 31, 2019, there were 835 shares of Series B Preferred Stock issued and outstanding.

Warrants

Consultant Warrants. In September 2017, the Company issued warrants (the “Consultant Warrants”) to a consultant. The Consultant Warrants were exercisable to purchase 50,000 shares of common stock at $0.55 per share and expire December 31, 2021. The Consultant Warrants are first exercisable, subject to continuing provision of services under a services agreement, as to 12,500 shares on each of December 6, 2017, September 6, 2018, September 6, 2019 and September 6, 2020. The consultant was terminated in May 2018, resulting in the termination of the unvested portion of the warrant as to 37,500 shares. The relative value of the warrants were valued on the date of grant at $16,132 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.63%; (2) expected life in years of 4.32; (3) expected stock volatility of 99.75%; and (4) expected dividend yield of 0%. The Company recognized $0 and $1,770, respectively, of stock-based compensation expense related to the vesting of the Consultant Warrants during the years ended December 31, 2019 and 2018.

Bridge Loan Warrants. In September 2019, the Company issued the Bridge Loan Warrants in conjunction with the Bridge Loan Notes. The Bridge Loan Warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 1,180,000 shares of common stock of the Company at $0.20 per share. The relative fair value of the warrants was determined on the date of grant at $144,948 using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 1.80%; (2) expected life in years of 10.0; (3) expected stock volatility of 82.9%; and (4) expected dividend yield of 0%. The relative fair value of the warrants was recorded as debt discount on the Bridge Loan Notes and is amortized as additional interest expense over the term of the notes.

A summary of warrant activity and related information for 2019 and 2018 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2017	3,651,680	$0.44
Issued	—	—
Exercised	—	—
Expired	(3,601,680)	0.44
Outstanding at December 31, 2018	50,000	$0.55	$
Issued	1,180,000	0.20
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2019	1,230,000	$0.21		$—
Exercisable at December 31, 2019	1,192,500	$0.21		$—

NOTE 10—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2019 and 2018.

	2019	2018

Income (loss) before income taxes	$(2,515,694)	$(251,336)

Income tax expense (benefit) computed at statutory rates	$(528,296)	$(52,781)
Permanent differences, nondeductible expenses	376	405
Increase (decrease) in valuation allowance	613,162	(1,386,204)
State and Local Taxes	—	6,548
Other adjustment	2,103	1,090,595
Deferred True-Up	(78,112)	341,437
ASC 842 lease standard adoption	(9,233)	—
Tax provision	$—	$—

Total provision
Foreign	$—	$—
Total provision (benefit)	$—	$—

For years beginning January 1, 2018, the Tax Cuts and Jobs Act (“the Act’) includes significant changes to the U.S. corporate income tax system including the reduction of the corporate tax rate from 35% to 21%.

At December 31, 2019 the Company has a federal tax loss carry forward of $54,295,837 and a foreign tax credit carry forward of $505,745, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2019 and 2018 are set out below.

	2019	2018
Non-Current Deferred tax assets:
Net operating loss carry forward	$11,481,979	$11,128,619
Foreign tax credit carry forward	505,745	505,745
Deferred state tax	13,966	13,966
Stock compensation	502,210	471,534
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(661,614)	(883,220)
Other	(196,560)	(196,560)
ASC 842 lease standard – building lease	7,520	—
Colombia future tax obligations	—	—
Total Non-Current Deferred tax assets	11,653,246	11,040,084
Valuation Allowance	(11,653,246)	(11,040,084)
Net deferred tax asset	$—	$—

Schedule of Net Operating Loss Carryforwards

The Company is currently subject to a three-year statute of limitation for federal tax purposes and, in general, three to four-year statute of limitation for state tax purposes. State NOL expiration will occur beginning in 2019 and Federal NOL expiration will begin in 2035.

Under the Tax Cuts and Jobs Act of 2017, net operating losses incurred for tax years beginning after December 31, 2017 will have no expiration date but utilization will be limited to 80% of taxable income. For losses generated prior to January 1, 2018, there will be no limitation on the utilization, but there is an expiration on the carryforward of 20 years for federal tax purposes.

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol. Colombia’s current income tax rate is 25%. During 2019 and 2018, the Company recorded no foreign tax expense.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. The implementation of ASU 842 resulted in a right of use asset of $281,489 and related lease liability of $317,300 (of which $97,890 was classified as current on the consolidated balance sheet) as of December 31, 2019. During the year ended December 31, 2019, the operating cash outflows related to operating lease liabilities were $182,539 and the expense for the amortization of the right of use asset for operating leases was $76,495. As of December 31, 2019, the Company’s operating lease had a weighted-average remaining term of 3.1 years and a weighted average discount rate of 12%. Below is a summary of the Company’s right of use assets and liabilities as of December 31, 2019:

Right of use asset	$281,489

Operating lease, current liability	$97,890
Long-term operating lease liability	219,410
Total lease liability	$317,300

During the years ended December 31, 2019 and 2018, the Company recognized operating lease expense of $120,193 and $129,370, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company does not have any capital leases or other operating lease commitments.

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

During 2019, a Pool was established under the Plan representing an aggregate of 1% of the Company’s interest in the Company’s Northern Shelf Permian Basin acreage.

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

Payments made by the Company under the Plan and ORRI’s totaled $84 and $1,439 in 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had accrued $0 and $0, respectively, under the Plan as accounts payable.

NOTE 12—SUBSEQUENT EVENTS

In January 2020, the Company sold an aggregate of 21,059,499 shares in the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $4,376,549.

NOTE 13—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2019 and 2018 and long-lived assets as of December 31, 2019 and 2018 attributable to each geographical area are presented below:

	2019		2018
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$997,992	$4,026,429	$2,243,325	$4,540,309
South America	—	2,343,126	—	2,321,170
Total	$997,992	$6,369,555	$2,243,325	$6,861,479

NOTE 14—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2019	2018
Revenues
North America	$997,992	$2,243,325
South America	—	—

	$997,992	$2,243,325

Production Cost
North America	$789,708	$914,269
South America	—	—

	$789,708	$914,269

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2019, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$135,330	$2,343,126	$2,478,456
Proved properties being amortized	11,613,538	49,454,702	61,068,240
Accumulated depreciation, depletion, amortization and impairment	(7,772,439)	(49,454,702)	(57,177,141)

Net capitalized costs	$4,026,429	$2,343,126	$6,369,555

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $13.24 for the United States and $0 for South America for the year ended December 31, 2019.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2019 and 2018 are summarized below:

	2019
	United States	South America
Property acquisition costs:
Proved	$531,417	$—
Unproved	—	21,957
Exploration costs	—	—
Development costs	138,945	—

Total costs incurred	$670,362	$21,957

	2018
	United States	South America
Property acquisition costs:
Proved	$258,352	$—
Unproved	135,329	11,829
Exploration costs	—	—
Development costs	—	—

Total costs incurred	$393,681	$11,829

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2017	2,840,061	391,213	—	—	2,840,061	391,213

Revisions of prior estimates	136,932	(16,674)	—	—	136,932	(16,674)
Production	(253,053)	(23,842)	—	—	(253,053)	(23,842)

Balance December 31, 2018	2,723,940	350,697	—	—	2,723,940	350,697

Discoveries	—	—			—	—
Revisions to prior estimates	(596,642)	(89,787)	—	—	(596,642)	(89,787)
Production	(116,629)	(13,674)	—	—	(116,629)	(13,674)

Balance December 31, 2019	2,010,669	247,236	—	—	2,010,669	247,236

Proved developed reserves
at December 31, 2018	1,544,383	107,548	—	—	1,544,833	107,548
at December 31, 2019	1,254,526	91,746	—	—	1,254,526	91,746

Proved undeveloped reserves
at December 31, 2018	1,179,557	242,949	—	—	1,179,557	242,949
at December 31, 2019	756,143	155,490	—	—	756,143	155,490

As of December 31, 2019, the Company had proved undeveloped (“PUD”) reserves totaling 155,490 bbls and 756,143 mcf. As of December 31, 2018, the Company had PUD reserves totaling 242,949 bbls and 1,179,557 mcf. No PUD reserves were converted to proved developed producing reserves in 2019 or 2018.

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

Standardized measure of discounted future net cash flows at December 31, 2019:

	United States	South America	Total
Future cash flows from sales of oil and gas	$16,199,011	$—	$16,199,011
Future production cost	(4,665,423)	—	(4,665,423)
Future development cost	(3,076,020)	—	(3,076,020)
Future net cash flows	8,457,568	—	8,457,568

10% annual discount for timing of cash flow	(4,891,475)	—	(4,891,475)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$3,566,093	$—	$3,566,093

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(208,284)	$—	$(208,284)
Change due to revisions in standardized variables:
Accretion of discount	771,465	—	771,465
Net change in sales and transfer price, net of production costs	(3,358,522)	—	(3,358,522)
Net change in future development cost	1,558,788	—	(1,558,788)
Discoveries	—	—	—
Revision and others	(1,540,161)	—	(1,540,161)
Changes in production rates and other	(1,371,841)	—	(1,371,841)

Net	(4,148,555)	—	(4,148,555)
Beginning of year	7,714,648	—	7,714,648

End of year	$3,566,093	$—	$3,566,093

Standardized measure of discounted future net cash flows at December 31, 2018:

	United States	South America	Total
Future cash flows from sales of oil and gas	$31,125,778	$—	$31,125,778
Future production cost	(7,611,052)	—	(7,611,052)
Future development cost	(4,758,170)	—	(4,758,170)
Future net cash flows	18,756,556	—	18,756,556

10% annual discount for timing of cash flow	(11,041,908)	—	(11,041,908)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$7,714,648	$—	$7,714,648

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(1,465,985)	$—	$(1,465,985)
Change due to revisions in standardized variables:
Accretion of discount	684,886	—	684,886
Net change in sales and transfer price, net of production costs	1,656,330	—	1,656,330
Revision and others	84,038	—	84,038
Changes in production rates and other	(93,476)	—	(93,476)

Net	865,793	—	865,793
Beginning of year	6,848,855	—	6,848,855

End of year	$7,714,648	$—	$7,714,648

NOTE 15—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2019
Operating revenue	$250,720	$209,193	$264,935	$273,144
Loss from operations	(240,987)	(482,943)	(284,445)	(1,325,308)
Net loss	(239,620)	(482,423)	(304,633)	(1,489,018)

Loss per common share – basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Loss per common share – diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

2018
Operating revenue	$754,157	$574,580	$552,946	$474,977
Loss from operations	(52,911)	(146,259)	(116,933)	(21,888)
Net income (loss)	(52,911)	(146,259)	(116,831)	64,665

Income (loss) per common share – basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Income (loss) per common share – diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

