Form 10-K/A
period 2019-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2020-04-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[ ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Houston American Energy Corp. (the “Company”) for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2019. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Following is information regarding members of our board of directors:

James Schoonover, age 63, has served as a member of our board of directors since April 2018. Since June 2018, Mr. Schoonover has served as our President and CEO. From 2016 to June 2018, Mr. Schoonover served as Chief Operating Officer of Encompass Compliance Corporation, an OTC Market traded company providing compliance and risk mitigation services to U.S. employers. Previously, from February 2014 to July 2015, Mr. Schoonover served as National Sales Director for Cordant Health Services, a consolidator of independent toxicology laboratories, and, from 1998 to December 2012, as Chief Marketing Officer of MedTox Scientific, Inc., a Nasdaq-listed provider of specialized laboratory testing services and on-site/point-of-collection testing devices. From 2012 to 2017, Mr. Schoonover served as Chairman of the Board of H2O For Life, a non-profit organization focused on service-learning opportunities for students. Mr. Schoonover holds a B.A. degree from Cornell University and an MBA from the University of St. Thomas.

R. Keith Grimes, age 63, has served as a member of our board of directors since 2012. Since 2008, Mr. Grimes has served in various senior executive capacities at Sierra Hamilton LLC and its predecessor, Hamilton Engineering, LLC. Sierra Hamilton is an international service provider to oil and gas exploration and production companies offering specialized technical consulting and E&P technology to operators worldwide. Mr. Grimes has served as President of Sierra Hamilton since 2019. Previously, Mr. Grimes managed all eastern hemisphere operations of Expro Group, an Aberdeen, Scotland based global well testing and subsea engineering company, and served in numerous leadership roles with Halliburton for 20 years. Mr. Grimes holds a B.S. degree in Petroleum Engineering from Texas Tech University.

Stephen Hartzell, age 66, has served as a member of our board of directors since 2005. Mr. Hartzell is the owner and President of S.P. Hartzell, Inc., a professional independent consulting exploration geology firm, and is an owner operator of Southern Star Exploration, LLC, an independent oil and gas company. From 1978 to 1986, Mr. Hartzell served as a petroleum geologist, division geologist and senior geologist with Amoco Production Company, Tesoro Petroleum Corporation, Moore McCormack Energy and American Hunter Exploration. Mr. Hartzell received his B.S. in Geology from Western Illinois University and an M.S. in Geology from Northern Illinois University.

Executive Officers

James Schoonover, our President and CEO, is our sole executive officer. Mr. Schoonover’s biographical information is set forth above under “Directors.”

Family Relationships

There are no family relationships among the executive officers and directors. Each of the executive officers serves at the discretion of the Board.

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to all our directors, officers and employees, including our chief executive officer and our chief financial and accounting officer. Additionally, we have adopted a separate written code of conduct and ethics that applies specifically to our Chief Executive Officer and our senior financial officers. A current copy of our code of conduct can be found on our website at www.houstonamerican.com/corporategovernance.html. In addition, we intend to post on our website or file under cover of Form 8-K all disclosures that are required by law or NYSE American listing standards concerning any amendments to, or waivers from, any provision of the code.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee. The members of the audit committee, as of the date of this report, are Keith Grimes and Steve Hartzell. Our board of directors has determined that Mr. Grimes qualifies as an “audit committee financial expert” and is independent.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table includes information concerning compensation for the two years ended December 31, 2019 for our CEO (the “Named Executive Officer”), being our only executive officer during the latest year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
James Schoonover, CEO(1)(2)	2019	—	—	—	91,165	—	—	91,165
	2018	—	—	—	—	—	—	—
John P. Boylan, CEO (1)	2018	139,167	—	—	250,000	—	—	389,667

(1)	Mr. Boylan was terminated, and Mr. Schoonover was appointed, as our Chief Executive Officer and President in June 2018.
(2)	Mr. Schoonover received no cash compensation during 2018 or 2019 in his capacity as Chief Executive Officer and President. See “Director Compensation Table” below regarding compensation paid to Mr. Schoonover in his capacity as a director.
(3)	The amounts included in the Option Awards” column reflects the grant date fair value calculated in accordance with FASB ASC Topic 718. The Company’s FASB ASC Topic 718 assumptions used in these calculations are set forth in Note 8 to the Financial Statements included in the company’s annual report on Form 10-K filed with the SEC on March 30, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to unexercised options previously awarded to the Named Executive Officers at December 31, 2019.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

James Schoonover	06/13/19	—	500,000	$0.2165	06/13/29	—	$—
	06/05/18	50,000	—	0.2425	06/05/28	—	—
	04/13/18	8,333	—	0.267	04/13/28	—	—

Employment Arrangements

James Schoonover was appointed a director of the Company in April 2018 and Chief Executive Officer and President in June 2018. Mr. Schoonover does not have an employment agreement with the company. Mr. Schoonover presently receives cash compensation equivalent to that he was receiving as a non-employee director prior to his appointment as Chief Executive Officer and President and receives periodic option grants as determined by our Compensation Committee. Otherwise, Mr. Schoonover does not presently receive any separate compensation for service as Chief Executive Officer and President.

Equity Incentive Plans

Our board of directors and shareholders have adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan”) and the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan” and, together with the 2008 Plan, the “Plans”). 6,000,000 shares and 5,000,000 shares, respectively, of common stock are reserved for issuance pursuant to grants of stock options and restricted stock under the 2008 and 2017 Plans. The 2008 Plan has expired and no new option grants may be made under that plan although options granted under the 2008 Plan remain outstanding and exercisable. The Plans are administered by our Compensation Committee and provide that key employees, consultants and directors are eligible to participate therein.

During 2019, we granted options to purchase 500,000 shares to James Schoonover, our Chief Executive Officer. Those options were exercisable for ten years at $0.2165 per share, the market price on the grant date, and vest in full on the first anniversary of the grant date. No other stock option grants were made to named executive officers during 2019.

Termination or Change in Control Payments

We are party to a Change in Control Agreement (the “Change in Control Agreement”) with our former President and Chief Executive Officer, John Terwilliger, who continues as an employee. Pursuant to the Change in Control Agreement, if we undergo a change in control and Mr. Terwilliger is terminated without cause or resigns for good reason within 90 days prior to or within 12 months following a change in control, Mr. Terwilliger is entitled to (i) a lump sum cash severance payment equal to 250% of his average annual cash compensation (including salary and bonuses) during the three years ending on the termination date, and (ii) acceleration of vesting of all unvested time-based stock options.

Pension Benefits

We do not maintain any retirement plans or otherwise provide any retirement benefits of any nature for our executives or employees.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2019 for each member of our Board of Directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Stephen Hartzell	18,750	—	9,116	—	—	27,866
Keith Grimes	18,750	—	9,116	—	—	27,866
James Schoonover	18,750	—	—	—	—	18,750

(1)	Reflects the grant date fair value calculated in accordance with FASB ASC Topic 718. The Company’s FASB ASC Topic 718 assumptions used in these calculations are set forth in Note 8 to the Financial Statements included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2020.
(2)	The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2019, the last day of the 2019 fiscal year: Mr. Hartzell: 625,000; and Mr. Grimes: 500,000.

Standard Director Compensation Arrangements

We compensate non-employee members of the board through a mixture of cash and equity-based compensation. Cash compensation arrangements for our non-employee directors consist of the following payments: (i) annual retainer of $9,000; (ii) annual retainer for service on each board committee of $3,000; (iii) annual retainer for service as chair of the audit committee of $3,750; and (iv) annual retainer for service as chair of the compensation committee of $3,750. Each of the annual retainers is payable in equal quarterly installments. We also reimburse expenses incurred by non-employee directors to attend board and committee meetings.

On the date of the initial appointment or election of each non-employee director, and on the date of each annual meeting thereafter, each non-employee director receives a stock option grant to purchase 50,000 shares (pro-rated if appointment or election is other than at an annual meeting of stockholders) of our common stock at a price equal to the fair market value of our common stock on the date of grant. Option grants to directors vest 20% on the date of grant and 80% nine months from the date of grant.

Upon Mr. Schoonover’s appointment as Chief Executive Officer and President, in lieu of compensation in such capacity, the company continues to pay to Mr. Schoonover cash compensation in an amount equal to his board compensation prior to such appointment. Otherwise, directors who are also our employees do not receive cash or equity compensation for service on the board in addition to compensation payable for their service as employees of Houston American Energy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below shows the number of our shares of common stock beneficially owned as of April 13, 2020 by:

●	each person or group known by us to beneficially own more than 5% of our outstanding common stock;
●	each director and nominee for director;
●	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” below; and
●	all of our current directors and executive officers of the company as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of April 13, 2020 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after April 13, 2020 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of April 13, 2020, there were 87,007,145 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding
John Terwilliger(1)	12,377,585	(3)	13.6%
James Schoonover(2)*	4,162,249	(4)	4.7%
Stephen Hartzell*	681,000	(5)	†
Keith Grimes*	655,000	(6)	†
All current directors and executive officers as a group (3 persons)	5,498,249	(7)	6.1%

*	Director of our company
†	Less than 1% of the shares of total common stock outstanding as of April 13, 2020.
(1)	Address is 801 Travis St., Suite 1425, Houston, Texas 77002.
(2)	Address is 1770 County Road H2, White Bear Township, Minnesota 55110.
(3)	Includes (a) 2,633,333 shares issuable upon exercise of stock options, (b) 600,000 shares issuable upon exercise of warrants, and (c) 750,000 shares issuable upon conversion of Preferred Stock.
(4)	Includes (a) 558,333 shares issuable upon exercise of stock options, (b) 580,000 shares issuable upon exercise of warrants and (c) 1,027,778 shares issuable upon conversion of Preferred Stock.
(5)	Includes 625,000 shares issuable upon exercise of stock options.
(6)	Includes (a) 500,000 shares issuable upon exercise of stock options and (b) 125,000 shares issuable upon conversion of Preferred Stock.
(7)	Includes (a) 1,683,333 shares issuable upon exercise of stock options, (b) 580,000 shares issuable upon exercise of warrants and (c) 1,152,778 shares issuable upon conversion of Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Bridge Loan Financing

In September 2019, we issued promissory notes (the “Bridge Loan Notes”) with a total principal amount of $621,052, an original issue discount of 5%, warrants (the “Bridge Loan Warrants”) to purchase 1,180,000 shares of common stock, and a term of 120 days to James Schoonover, our Chief Executive Officer and a director, and John Terwilliger, a 10% shareholder. Net proceeds received for the Bridge Loan Notes and Warrants totaled $590,000.

The Bridge Loan Notes were unsecured obligations bearing interest at 12.0% per annum and payable interest only on the last day of each calendar month with any unpaid principal and accrued interest being payable in full on January 16, 2020.

The Bridge Loan Notes were subject to mandatory prepayment from and to the extent of (i) 100% of net proceeds we received from any sales, for cash, of equity or debt securities (other than Bridge Loan Notes), (ii) 100% of net proceeds we received from the sale of assets (other than sales in the ordinary course of business); and (iii) 75% of net proceeds we received from the sale of oil and gas produced from our Hockley County, Texas properties. Additionally, we had the option to prepay the Bridge Loan Notes, at our sole election, without penalty. The holders of the Bridge Loan Notes waived mandatory prepayment at the end of each month during 2019.

During 2019, interest expense paid in cash totaled $21,439. As of December 31, 2019, we owed $621,052 under the Bridge Loan Notes and $0 of accrued interest. The Bridge Loan Notes were repaid in full in January 2020.

OID Promissory Note

In October 2019, we issued a promissory note (the “OID Note”) with a principal amount of $100,000 and an original issue discount of 10% to John Terwilliger, a 10% shareholder. Net proceeds received for the OID Note totaled $90,000.

The OID Note was an unsecured obligation bearing interest at 0% per annum and payable from any and all of our cash receipts, with any unpaid principal and accrued interest being payable in full on October 31, 2019. The OID Note was repaid in full as of October 31, 2019.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The following table summarizes the fees of Marcum LLP, our registered public accounting firm in 2018 and 2019, respectively, billed to us for each of the last two fiscal years:

Fee Category	FY 2018	FY 2019
Audit Fees (1)	$66,570	$77,250
Audit-Related Fees	13,800	11,500
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$80,370	$88,750

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

All fees set forth in the table above were approved by our audit committee.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the audit committee may pre-approve specific types of services that are expected to be provided by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular services to be provided and is also generally subject to a maximum dollar amount.

The committee’s practice is to consider for approval, at its regularly scheduled quarterly meetings, all audit and non-audit services proposed to be provided by our registered public accounting firm. In situations where a matter cannot wait until the next regularly scheduled committee meeting, the chairman of the committee has been delegated authority to consider and, if appropriate, approve audit and non-audit services or, if in the chairman’s judgment it is considered appropriate, to call a special meeting of the committee for that purpose.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.
2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated May 9, 2019, by and between Houston American Energy Corp. and WestPark Capital, Inc.	8-K	05/09/19	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Certificate of Designations of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	4.1

4.3	Certificate of Designations of 12.0% Series B Convertible Preferred Stock	8-K	05/08/17	4.1

10.1	Form of 2019 Bridge Loan Agreement	8-K	09/20/19	10.1

10.2	Form of 2019 Bridge Loan Note	8-K	09/20/19	10.2

10.3	Form of 2019 Warrant	8-K	09/20/19	10.3

10.4	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.5	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.6	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.7	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP	10-K	03/30/20	23.1

23.2	Consent of Lonquist & Co., LLC	10-K	03/30/20	23.2

23.3	Consent of Russell K. Hall & Associates, Inc.	10-K	03/30/20	23.3

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO	10-K	03/30/20	32.1

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Lonquist & Co., LLC	10-K	03/30/20	99.2

99.3	Report of Russell K. Hall & Associates, Inc.	10-K	03/30/20	99.3

*	Compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: April 13, 2020

	By:	/s/ James Schoonover
James Schoonover
President

