Form 10-Q
period 2020-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2020-05-15
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]
Smaller reporting company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

As of May 12, 2020, we had 87,007,145 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$2,922,349	$97,915
Accounts receivable – oil and gas sales	29,186	80,195
Prepaid expenses and other current assets	93,255	39,505

TOTAL CURRENT ASSETS	3,044,790	217,615

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,588,176	61,068,240
Costs not being amortized	2,478,456	2,478,456
Office equipment	90,004	90,004

Total	64,156,636	63,633,534
Accumulated depletion, depreciation, amortization, and impairment	(57,787,084)	(57,267,145)

PROPERTY AND EQUIPMENT, NET	6,369,552	6,369,555

Cost method investment	229,754	197,009
Right of use asset	260,728	281,489
Other assets	3,167	3,167

TOTAL ASSETS	$9,907,991	$7,068,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$141,714	$270,119
Accrued expenses	1,166	447
Notes payable – related party, net of debt discount	—	595,585
Short-term lease liability	101,454	97,890

TOTAL CURRENT LIABILITIES	244,334	966,041

LONG-TERM LIABILITIES
Lease liability, net of current portion	192,553	219,410
Reserve for plugging and abandonment costs	48,885	44,186

TOTAL LONG-TERM LIABILITIES	241,438	263,596

TOTAL LIABILITIES	485,772	1,229,637

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 1,085 and 1,085 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 150,000,000 shares authorized 87,007,145 and 65,947,646 shares issued and outstanding, respectively	87,007	65,947
Additional paid-in capital	78,171,037	73,816,661
Subscription receivable	—	58,575
Accumulated deficit	(68,835,827)	(67,984,837)

TOTAL SHAREHOLDERS’ EQUITY	9,422,219	5,839,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,907,991	$7,068,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019

OIL AND GAS REVENUE	$147,136	$250,720

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	81,234	149,227
General and administrative expense	374,062	249,951
Depreciation and depletion	90,822	92,529
Impairment of oil and gas properties	429,116	—
Total operating expenses	975,234	491,707

Loss from operations	(828,098)	(240,987)

OTHER (EXPENSE) INCOME, NET
Interest income	3,925	1,367
Interest expense	(26,817)	—
Total other (expense) income	(22,892)	1,367

Net loss before taxes	(850,990)	(239,620)

Income tax expense	—	—

Net loss	(850,990)	(239,620)

Dividends to Series A and B preferred shareholders	(57,600)	(57,600)

Net loss attributable to common shareholders	$(908,590)	$(297,228)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Based and diluted weighted average number of common shares outstanding	85,575,142	62,425,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance at December 31, 2018	1,920	$2	62,425,140	$62,425	$73,084,009	$—	$(65,469,143)	$7,677,293

Stock-based compensation	—	—	—	—	14,219	—	—	14,219
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Net loss	—	—	—	—	—	—	(239,620)	(239,620)

Balance at March 31, 2019	1,920	$2	65,425,140	$62,425	$73,040,628	$—	$(65,708,763)	$7,394,292

					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance at December 31, 2019	1,920	$2	65,947,646	$65,947	$73,816,661	$(58,575)	$(67,984,837)	$5,839,198

Issuance of common stock for cash, net	—	—	21,059,499	21,060	4,354,534	58,575	—	4,434,169
Stock-based compensation	—	—	—	—	57,442	—	—	57,442
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Net loss	—	—	—	—	—	—	(850,990)	(850,990)

Balance at March 31, 2020	1,920	$2	87,007,145	$87,007	$78,171,037	$—	$(68,835,827)	$9,422,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(850,990)	$(239,620)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	90,823	92,529
Impairment of oil and gas properties	429,116	—
Accretion of asset retirement obligation	4,699	830
Stock-based compensation	57,442	14,219
Amortization of right of use asset	20,761	18,190
Amortization of debt discount	23,467	—
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	51,009	(52,650)
Increase in prepaid expenses and other current assets	(53,750)	(51,532)
(Decrease)/increase in accounts payable and accrued expenses	(124,122)	37,093
Decrease in operating lease liability	(26,857)	(20,130)

Net cash used in operating activities	(378,402)	(202,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(519,936)	(49,651)
Payments for capital contribution for cost method investment	(32,745)	—

Net cash used in investing activities	(552,681)	(49,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable – related party	(621,052)	—
Proceeds from issuance of common stock for cash, net of offering costs	4,434,169	—
Payment of preferred stock dividends	(57,600)	(57,600)

Net cash provided by (used in) financing activities	3,755,517	(57,600)

Increase (decrease) in cash	2,824,434	(309,322)
Cash, beginning of period	97,915	755,702
Cash, end of period	$2,922,349	$446,380

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,350	$—
Taxes paid	$—	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2019.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc., and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $850,990 for the three months ended March 31, 2020. Additionally, as a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, prices realized from oil and gas sales declined sharply over the last weeks of the quarter ended March 31, 2020, with such price declines expected to persist until governments worldwide are confident that the pandemic is adequately contained to permit renewed economic activity. Depending upon the duration of the pandemic and the resulting global economic slowdown, the Company may incur continuing declines in revenues and increased losses, associated from lower demand for energy and resulting depressed oil and gas prices. However, during the three months ended March 31, 2020, the Company raised a total, net of offering costs, of $4,434,169 in its ATM offering. As of March 31, 2020, there were no remaining funds available under the ATM Offering.

The Company believes that it has the ability to fund, from cash on hand (as a result of the ATM funding received in the current period), its operating costs and anticipated drilling operations, as well as mitigate the immediate impact of COVID-19, for at least the next twelve months following the issuance of these financial statements.

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

In the event that the Company pursues additional acreage acquisitions or expands its drilling plans, the Company may be required to secure additional funding beyond our resources on hand. While the Company may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, it presently does not have any commitments to provide additional funding, and there can be no assurance that the Company can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $2,631,585 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2020. The Company also had cash deposits of $2,713 in Colombian banks at March 31, 2020 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three months ended March 31, 2020 and 2019, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Series A Convertible Preferred Stock	5,425,000	5,425,000
Series B Convertible Preferred Stock	2,320,556	2,320,556
Stock warrants	1,230,000	50,000
Stock options	6,012,166	4,978,832
Total	14,987,722	12,774,388

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from March 31, 2020 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Oil sales	$114,851	$173,777
Natural gas sales	10,058	27,788
Natural gas liquids sales	22,227	49,155
Total revenue from customers	$147,136	$250,720

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2020 or 2019.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2020, the Company invested $519,936, net, for the acquisition and development of oil and gas properties, consisting of cost of development of U.S. properties of $519,936, net, principally attributable to acreage in Yoakum County, Texas. Of the amount invested, the Company capitalized none to oil and gas properties not subject to amortization and capitalized $519,936 to oil and gas properties subject to amortization.The Company also invested $32,745 in Hupecol Meta relating to drilling operations in Colombia, reflected in the cost method investment asset.

During the three months ended March 31, 2020, the Company recorded an impairment of oil and gas properties of $429,116 due to a full cost ceiling test write-down primarily relating to a decline in energy prices.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2020 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2020 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2020	As of March 31, 2020
	Revenues	Long Lived Assets, Net
United States	$147,136	$4,026,426
Colombia	—	2,343,126
Total	$147,136	$6,369,552

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

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2020 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2020	6,012,166	$0.68
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2020	6,012,166	$0.68	$—
Exercisable at March 31, 2020	4,765,499	$0.79	$—

During the three months ended March 31, 2020, the Company recognized $57,442 of stock-based compensation expense attributable to the amortization of stock options. As of March 31, 2020, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $118,167. The unrecognized expense is expected to be recognized over a weighted average period of 0.29 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2020 is 5.77 years and 4.91 years, respectively.

Shares available for issuance under the 2008 Plan as of March 31, 2020 totaled 0. Shares available for issuance under the 2017 Plan, as of March 31, 2020, totaled 3,191,667.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Stock-based compensation expense included in general and administrative expense	$57,442	$14,219
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Common Stock - At-the-Market Offering

In May 2019, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“WestPark Capital”) pursuant to which the Company could sell, at its option, up to an aggregate of $5.2 million in shares of its common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) were made, in accordance with one or more placement notices delivered by the Company to WestPark Capital, which notices set parameters under which shares could be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company paid WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, the Company reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering.

During the three months ended March 31, 2020, in connection with the 2019 ATM Offering, the Company (1) sold an aggregate of 21,059,499 shares of its common stock and received net proceeds of $4,375,594, net of commissions, and expenses, and (2) collected $58,575 of subscriptions receivable attributable to shares sold under the 2019 ATM Offering during 2019.

Series A Convertible Preferred Stock

During the three months ended March 31, 2020 and 2019, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $32,550. At March 31, 2020, there were 1,085 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

During the three months ended March 31, 2020 and 2019, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $25,050. At March 31, 2020, there were 835 shares of Series B Convertible Preferred Stock issued and outstanding.

Warrants

A summary of warrant activity and related information for 2020 is presented below:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2020	1,230,000	$0.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2020	1,230,000	$0.21	$—
Exercisable at March 31, 2020	1,230,000	$0.21	$—

NOTE 6 – NOTES PAYABLE – RELATED PARTY

In September 2019, the Company issued promissory notes (the “Bridge Loan Notes”) with a total principal amount of $621,052, an original issue discount of 5%, warrants (the “Bridge Loan Warrants”) to purchase 1,180,000 shares of the Company’s common stock, and a term of 120 days. The net proceeds received by the Company for the Bridge Loan Notes and Warrants was $590,000.

The Bridge Loan Notes were recorded net of debt discount that consists of (i) $31,052 of original issue discount on the Bridge Loan Notes and (ii) the relative fair value of the Bridge Loan Warrants of $144,948. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense. During the three months ended March 31, 2020, interest expense paid in cash totaled $3,350 and interest expense attributable to amortization of debt discount totaled $23,467. The Bridge Loan Note was repaid in full as of March 31, 2020.

The holders of the Bridge Loan Notes were the CEO and a 10% shareholder of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. During the three months ended March 31, 2020, the operating cash outflows related to operating lease liabilities of $32,581 and the expense for the right of use asset for operating leases was $20,761. As of March 31, 2020, the Company’s operating lease had a weighted-average remaining term of 2.6 years and a weighted average discount rate of 12%. As of March 31, 2020, the lease agreement requires future payments as follows:

Year	Amount
2020	$98,137
2021	133,087
2022	112,551
2023	—
Total future lease payments	343,775
Less: imputed interest	(49,768)
Present value of future operating lease payments	294,007
Less: current portion of operating lease liabilities	(101,454)
Operating lease liabilities, net of current portion	$192,553
Right of use assets	$260,728

Total base rental expense was $30,048 and $32,175 for the three months ended March 31, 2020 and March 31, 2019, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2020, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2019.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2019.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2019. As of, and for the three months ended, March 31, 2020, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2020:

March 31, 2020
Acquisition costs	$279,177
Development and evaluation costs	2,199,279
Total	$2,478,456

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

COVID-19

In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 Coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. In response, OPEC initiated discussions with Russia to lower production to support energy prices. By March 2020, with OPEC and Russia unable to agree on cuts, crude oil prices declined to less than $25 per barrel. Despite a subsequent agreement among major oil producers to cut global oil and gas production, energy prices remain at extreme depressed levels.

The decline in economic activity and energy demand accompanying the COVID-19 pandemic adversely affected our revenues during the three months ended March 31, 2020 and, if price declines persist, will adversely affect the economics of our existing wells and planned future wells, possibly resulting in impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

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

Drilling Activity

During the quarter ended March 31, 2020, (1) we drilled the Frost #2H well in Yoakum County, Texas, and (2) Hupecol Meta drilled the Montuno-1 well on the CPO-11 block in the Llanos Basin in Colombia. The Frost #2H well reached a total depth of approximately 10,230 feet, including an approximately 5,116-foot horizontal leg. Hydraulic fracturing and completion of the well were pending at March 31, 2020 and are expected to be deferred until energy market conditions improve. The Montuno-1 well was a dry hole.

No drilling operations were ongoing at March 31, 2020.

During the quarter ended March 31, 2020, our capital investment expenditures totaled $552,681, principally relating to Yoakum County, Texas drilling operations ($519,936) and investments in our cost method investment in Hupecol Meta ($32,745).

Financing Activities

2019 At-the-Market Offering. In May 2019, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we may sell, at our option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) will be made, in accordance with one or more placement notices delivered to WestPark Capital, which notices set parameters under which shares may be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We will pay WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering. During the three months ended March 31, 2020, we (1) sold an aggregate of 21,059,499 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $4,375,594, and (2) collected $58,575 of subscriptions receivable attributable to shares sold under the 2019 ATM Offering during 2019.

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

During the three months ended March 31, 2020, interest expense paid in cash totaled $3,350. As of March 31, 2020, the Bridge Loan Notes had been repaid in full.

The holders of the Bridge Loan Notes were our Chief Executive Officer and a 10% shareholder.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 41% to $147,136 in the three months ended March 31, 2020, compared to $250,720 in the three months ended March 31, 2019. The decrease in revenue was due to decreased production volumes attributable to our Reeves County wells and an adverse change in commodity pricing, including a 7% decrease in crude oil prices realized and a 59% decrease in natural gas prices realized.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Gross producing wells	4	5
Net producing wells	0.49	0.52
Net oil production (Bbl)	2,816	3,969
Net gas production (Mcf)	25,489	24,810
Average sales price – oil (per barrel)	$40.79	$43.79
Average sales price – natural gas (per Mcf)	$1.27	$3.08

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

The change in average sales prices realized reflects the steep decline in global commodity prices associated with a decline in energy demand associated with the COVID-19 pandemic.

Oil and gas sales revenues by region were as follows:

	Colombia	U.S.		Total
2020 First Quarter
Oil sales	$—	$114,851		$114,851
Gas sales	$—	$10,058		$10,058
NGL sales	$—	$22,227		$22,227
2019 First Quarter
Oil sales	$—	$173,777		$173,777
Gas sales	$—	$27,788		$27,788
NGL ales			$$49,155	$49,155

Lease Operating Expenses. Lease operating expenses decreased 46% to $81,234 during the three months ended March 31, 2020 from $149,227 during the three months ended March 31, 2019. Lease operating expenses, by region were as follows:

	Colombia	U.S.	Total
2020 First Quarter	$—	$81,234	$81,234
2019 First Quarter	$—	$149,227	$149,227

The decrease in lease operating expenses was principally attributable to a reduction in wells operated, lower variable costs due to a natural decline in production and reduced severance taxes due to lower sales.

Depreciation and Depletion Expense. Depreciation and depletion expense was $90,822 and $92,529 for the three months ended March 31, 2020 and 2019, respectively. The change in depreciation and depletion was due to a decrease in production volumes.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $429,116 and $0 for the three months ended March 31, 2020 and 2019, respectively. The change in impairment of oil and gas properties was due to a full cost ceiling test write-down in the current period primarily relating to a decline in energy prices. Depending on the timing of a recovery in energy prices, we may experience further impairments in future periods.

General and Administrative Expenses (excluding stock-based compensation).  General and administrative expense increased by 34% to $316,620 during the three months ended March 31, 2020 from $235,732 during the three months ended March 31, 2019. The increase in general and administrative expense was primarily attributable to increased exchange listing fees and increased professional fees.

Stock-Based Compensation. Stock-based compensation increased to $57,442 during the three months ended March 31, 2020 from $14,219 during the three months ended March 31, 2019. The increase was attributable to the vesting amortization of the fair value of stock option grants during 2019.

Other Income (Expense). Other income/expense, net, totaled $22,892 of expense during the three months ended March 31, 2020, compared to $1,367 of income during three months ended March 31, 2019. Other expense during the three months ended March 31, 2020 consisted of $3,925 of interest income, offset by interest expense of $26,817 relating to the Bridge Loan Notes, consisting of $3,350 interest paid in cash and $23,467 of interest attributable to amortization of the value of warrants issued in connection with the Bridge Loan Notes. Other income during the three months ended March 31, 2019, consisted of $1,367 of interest income.

Financial Condition

Liquidity and Capital Resources. At March 31, 2020, we had a cash balance of $2,922,349 and working capital of $2,800,456, compared to a cash balance of $97,915 and a working capital deficit of $748,426 at December 31, 2019.

Cash Flows. Operating activities used cash of $378,402 during the three months ended March 31, 2020, compared to $202,071 used during the three months ended March 31, 2019. The change in operating cash flow was attributable to (1) a 255% increase in net loss during the 2020 period resulting from the decline in oil and gas revenues during the 2020 period (down 41%) and an increase in operating expenses (up 98%) and (2) a $153,720 net change in operating assets and liabilities compared to the prior period and principally reflecting a reduction in accounts payable and accrued expenses.

Investing activities used $552,681 during the three months ended March 31, 2020, compared to $47,465 used during the three months ended March 31, 2019. The change in funds used by investing activities is principally attributable to drilling operations on the Frost #2H well during the current period.

Financing activities provided $3,755,517 during the three months ended March 31, 2020, compared to $57,600 used during the three months ended March 31, 2019. Cash provided by financing activities during the three months ended March 31, 2020 was attributable to funds received from the sale of common stock ($4,434,169, including $58,575 of subscriptions receivable relating to shares sold at year-end 2019) under our 2019 ATM Offering, partially offset by repayment of our Bride Loan Notes ($621,052) and payment of dividends on our preferred stock ($57,600). Cash used in financing activities during the three months ended March 31, 2019 was attributable to dividends on our preferred stock.

Long-Term Liabilities. At March 31, 2020, we had long-term liabilities of $241,438, compared to $263,596 at December 31, 2019. Long-term liabilities at March 31, 2020 and December 31, 2019, consisted of a reserve for plugging costs and the long-term lease liability.

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

During the three months ended March 31, 2020, we invested $519,936 for the acquisition and development of oil and gas properties, consisting of drilling and development operations in the U.S.. Of the amount invested, we capitalized none to oil and gas properties not subject to amortization and capitalized $519,936 to oil and gas properties subject to amortization. During the period, we also invested $32,745 in Hupecol Meta relating to drilling operations in Colombia.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

With our receipt, during the three months ended March 31, 2020, of $4.4 million from sales of common stock under our 2019 ATM Offering, we believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during 2020.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 15, 2020
	By:	/s/ James Schoonover
James Schoonover
CEO and President (Principal Executive Officer and Principal Financial Officer)

