Form 10-Q
period 2020-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2020-08-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, we had 6,960,576 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$2,664,331	$97,915
Accounts receivable – oil and gas sales	17,432	80,195
Prepaid expenses and other current assets	104,203	39,505
TOTAL CURRENT ASSETS	2,785,966	217,615

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,601,511	61,068,240
Costs not being amortized	2,478,456	2,478,456
Office equipment	90,004	90,004
Total	64,169,971	63,633,534
Accumulated depletion, depreciation, amortization, and impairment	(57,838,406)	(57,267,145)
PROPERTY AND EQUIPMENT, NET	6,331,565	6,369,555

Cost method investment	239,800	197,009
Right of use asset	239,262	281,489
Other assets	3,167	3,167
TOTAL ASSETS	$9,599,760	$7,068,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$181,373	$270,119
Accrued expenses	—	447
Notes payable – related party, net of debt discount	—	595,585
Current portion of lease liability	105,127	97,890
TOTAL CURRENT LIABILITIES	286,500	966,041

LONG-TERM LIABILITIES
Lease liability, net of current portion	164,882	219,410
Reserve for plugging and abandonment costs	68,938	44,186
TOTAL LONG-TERM LIABILITIES	233,820	263,596

TOTAL LIABILITIES	520,320	1,229,637

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 1,085 and 1,085 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 12,000,000 shares authorized 6,960,576 and 5,275,816 shares issued and outstanding, respectively	6,960	5,276
Additional paid-in capital	78,244,807	73,877,332
Subscription receivable	—	(58,575)
Accumulated deficit	(69,172,329)	(67,984,837)
TOTAL SHAREHOLDERS’ EQUITY	9,079,440	5,839,198
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,599,760	$7,068,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

OIL AND GAS REVENUE	$225,064	$459,913	$77,928	$209,193

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	180,150	344,096	98,916	194,869
General and administrative expense	643,605	655,601	269,543	405,650
Depreciation and depletion	142,145	184,146	51,323	91,617
Impairment of oil and gas properties	429,116	—	—	—
Total operating expenses	1,395,016	1,183,844	419,782	692,136

Loss from operations	(1,169,952)	(723,931)	(341,854)	(482,943)

OTHER INCOME
Interest income	9,277	1,887	5,352	520
Interest expense	(26,817)	—	—	—
Total other income	(17,540)	1,887	5,352	520

Net loss before taxes	(1,187,492)	(722,043)	(336,502)	(482,423)

Income tax expense	—	—	—	—

Net loss	(1,187,492)	(722,043)	(336,502)	(482,423)

Dividends to Series A and B preferred stockholders	(103,200)	(115,200)	(45,600)	(57,600)

Net loss attributable to common shareholders	$(1,290,692)	$(837,243)	$(382,102)	$(540,023)

Basic and diluted loss per common share	$(0.19)	$(0.17)	$(0.06)	$(0.11)

Based and diluted weighted average number of common shares outstanding	6,903,296	4,999,000	6,903,576	4,999,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2019	1,920	$2	5,275,816	$5,276	$73,877,332	$(58,575)	$(67,984,837)	$5,839,198

Issuance of common stock for cash, net	—	—	1,684,760	1,684	4,373,910	58,575	—	4,434,169
Stock-based compensation	—	—	—	—	57,442	—	—	57,442
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Net loss	—	—	—	—	—	—	(850,990)	(850,990)

Balance – March 31, 2020	1,920	2	6,960,576	6,960	78,251,084	—	(68,835,827)	9,422,219

Stock-based compensation	—	—	—	—	39,323	—	—	39,323
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(45,600)	—	—	(45,600)
Net loss	—	—	—	—	—	$—	(336,502)	(336,502)

Balance – June 30, 2020	1,920	$2	6,960,576	$6,960	$78,244,807	$—	$(69,172,329)	$9,079,440

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2018	1,920	$2	4,994,011	$4,994	$73,141,440	$—	$(65,469,143)	$7,677,295

Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Stock-based compensation	—	—	—	—	14,219	—	—	14,219
Net loss	—	—	—	—	—	—	(239,620)	(239,620)
						—
Balance – March 31, 2019	1,920	2	4,994,011	4,994	73,098,059	—	(65,708,763)	7,394,292
Issuance of common stock	—	—	22,408	22	56,048	—	—	56,070
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Stock-based compensation	—	—	—	—	27,325	—	—	27,325
Net loss	—	—	—	—	—	—	(482,423)	(482,423)

Balance – June 30, 2019	1,920	$2	5,016,419	$5,016	$73,123,832	$—	$(66,191,186)	$6,937,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,187,492)	$(722,043)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	142,145	184,146
Impairment of oil and gas properties	429,116	—
Accretion of asset retirement obligation	24,752	1,747
Stock-based compensation	96,765	41,544
Amortization of right of use asset	42,227	36,989
Amortization of debt discount	23,467	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	62,763	83,655
Increase in prepaid expenses and other current assets	(64,698)	(27,287)
Increase/(decrease) in accounts payable and accrued expenses	(81,956)	133,341
Decrease in operating lease liability	(54,528)	(131,942)

Net cash used in operating activities	(567,439)	(399,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(533,271)	(51,967)
Payments for capital contribution for cost method investment	(42,791)	—

Net cash used in investing activities	(576,062)	(51,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable – related party	(621,052)	—
Proceeds from the issuance of common stock, net of expenses	4,434,169	56,070
Payment of preferred stock dividends	(103,200)	(115,200)

Net cash provided by (used in) financing activities	3,709,917	(59,130)

Increase in cash	2,566,416	(510,949)
Cash, beginning of period	97,915	755,702
Cash, end of period	$2,664,331	$244,753

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,350	$—
Taxes paid	$—	$—

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

Reverse Stock Split

In July 2020, the Company’s shareholders approved a reverse split of the Company’s common stock in a ratio to be determined, within a specified range, by the Company’s board of directors. The Company’s board of directors approved, and, effective at the close of business on July 31, 2020, the Company’s Certificate of Incorporation was amended to affect a 1-for-12.5 reverse split (the “Reverse Split”) of the Company’s common stock. Fractional shares otherwise issuable pursuant to the Reverse Split were rounded up to the next highest whole number of shares. As a result of the Reverse Split, the shares of common stock outstanding immediately prior to the Reverse Split decreased from 87,007,145 to 6,960,575 shares and the shares of common stock authorized for issuance decreased from 150,000,000 shares to 12,000,000 shares. Similarly, all shares of common stock issuable under outstanding options, warrants and shares of convertible preferred stock were adjusted, and applicable conversion or exercise prices were proportionately adjusted, to reflect the Reverse Split. The par value of the Company’s common stock remained unchanged at $0.001 per share.

All references to shares of common stock and per share data for all periods in the financial statements and notes thereto have been adjusted to reflect the Reverse Split on a retroactive basis.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $1,187,492 for the six months ended June 30, 2020. Additionally, as a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, prices realized from oil and gas sales declined sharply beginning late in the quarter ended March 31, 2020 and only partially recovering during the quarter ended June 30, 2020, with such price declines expected to persist until governments worldwide are confident that the pandemic is adequately contained to permit renewed economic activity. Depending upon the duration of the pandemic and the resulting global economic slowdown, the Company may incur continuing declines in revenues and increased losses, associated from lower demand for energy and resulting depressed oil and gas prices. However, during the three months ended March 31, 2020, the Company raised a total, net of offering costs, of $4,434,169 in its ATM offering. As of June 30, 2020, there were no remaining funds available under the ATM Offering.

The Company believes that it has the ability to fund, from cash on hand (as a result of the ATM funding received in the current period), its operating costs and anticipated drilling operations, as well as mitigate the immediate impact of COVID-19, for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2020 will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators. With the steep decline in energy prices beginning in March 2020, due at least in part to the economic effects of the coronavirus, drilling and development operations were deferred during the first half of 2020. With modest price improvements since the initial COVID-19 related price decline and lower rig and related costs, the Company and its operators are planning to resume select drilling and development operations in the Permian Basin beginning in the third quarter of 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $2,371,821 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2020. The Company also had cash deposits of $2,350 in Colombian banks at June 30, 2020 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted in common shares that then shared in the earnings of the Company. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive. All per share calculations are adjusted to give retroactive effect to the Reverse Split.

For the three and six months ended June 30, 2020 and 2019, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Series A Convertible Preferred Stock	434,000	434,000	434,000	434,000
Series B Convertible Preferred Stock	185,644	185,644	185,644	185,644
Stock warrants	98,400	4,000	98,400	4,000
Stock options	480,973	484,973	480,973	484,973
Total	1,199,017	1,199,017	1,199,017	1,199,017

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from June 30, 2020 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Oil sales	$57,099	$177,649	$171,950	$351,426
Natural gas sales	12,603	1,143	22,661	28,930
Natural gas liquids sales	8,226	30,401	30,453	79,557
Total revenue from customers	$77,928	$209,193	$225,064	$459,913

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2020 or 2019.

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2020, the Company invested $533,271 for the acquisition and development of oil and gas properties, consisting of cost of development of U.S. properties of $533,271 principally attributable to acreage in Yoakum County, Texas. Of the amount invested, the Company capitalized $533,271 to oil and gas properties subject to amortization and capitalized none to oil and gas properties not subject to amortization. The Company also invested $42,791 in Hupecol Meta relating to drilling operations in Colombia, reflected in the cost method investment asset.

During the three and six months ended June 30, 2020, the Company recorded depletion expense of $51,323 and $142,145, respectively. During the three and six months ended June 30, 2019, the Company recorded depletion expense of $91,617 and $184,146, respectively.

During the three and six months ended June 30, 2020, the Company recorded an impairment of oil and gas properties of $0 and $429,116 and none during the three and six months ended June 30, 2019. Impairment was due to a full cost ceiling test write-down primarily relating to a decline in energy prices.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2020 and long lived assets (net of depletion, amortization, and impairments) as of June 30, 2020 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2020	As of June 30, 2020
	Revenues	Long Lived Assets, Net
United States	$225,064	$3,988,439
Colombia	—	2,343,126
Total	$225,064	$6,331,565

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

The Bridge Loan Notes were recorded net of debt discount that consists of (i) $31,052 of original issue discount on the Bridge Loan Notes and (ii) the relative fair value of the Bridge Loan Warrants of $144,948. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense. During the six months ended June 30, 2020, interest expense paid in cash totaled $3,350 and interest expense attributable to amortization of debt discount totaled $23,467. The Bridge Loan Note was repaid in full as of June 30, 2020.

The holders of the Bridge Loan Notes were the CEO and a 10% shareholder of the Company.

NOTE 5 – STOCK-BASED COMPENSATION EXPENSE

In 2008, the Company adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan”). The terms of the 2008 Plan, as amended in 2012 and 2013, allow for the issuance of up to 480,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock.

In 2017, the Company adopted the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan” and, together with the 2008 Plan, the “Plans”). The terms of the 2017 Plan, allow for the issuance of up to 400,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

The Company periodically grants options to employees, directors and consultants under the Plans and is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2020 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2020	480,973	$8.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2020	480,973	$8.40	$—
Exercisable at June 30, 2020	381,240	$8.53	$—

During the six months ended June 30, 2020, the Company recognized $96,765 of stock-based compensation expense attributable to the amortization of stock options. As of June 30, 2020, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $19,961. The unrecognized expense is expected to be recognized over a weighted average period of 0.72 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2020 is 5.52 years and 4.55 years, respectively.

Shares available for issuance under the 2008 Plan as of June 30, 2020 totaled 0. Shares available for issuance under the 2017 Plan, as of June 30, 2020, totaled 255,334.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

Stock-based compensation expense included in general and administrative expense	$96,765	$41,544
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.01)	$(0.00)

NOTE 6 – CAPITAL STOCK

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

During the six months ended June 30, 2020, in connection with the 2019 ATM Offering, the Company (1) sold an aggregate of 1,684,760 shares of its common stock and received net proceeds of $4,375,594, net of commissions, and expenses, and (2) collected $58,575 of subscriptions receivable attributable to shares sold under the 2019 ATM Offering during 2019.

Series A Convertible Preferred Stock

During the six months ended June 30, 2020 and 2019, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $65,100 and $65,100, respectively. At June 30, 2020, there were 1,085 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

During the six months ended June 30, 2020 and 2019, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $38,100 and $50,100, respectively. At June 30, 2020, there were 835 shares of Series B Convertible Preferred Stock issued and outstanding.

Warrants

A summary of warrant activity and related information for 2020 is presented below:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2020	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2020	98,400	$2.63	$—
Exercisable at June 30, 2020	98,400	$2.63	$—

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. During the six months ended June 30, 2020, the operating cash outflows related to operating lease liabilities of $65,151 and the expense for the right of use asset for operating leases was $42,227. As of June 30, 2020, the Company’s operating lease had a weighted-average remaining term of 2.25 years and a weighted average discount rate of 12%. As of June 30, 2020, the lease agreement requires future payments as follows:

Year	Amount
2020	$65,556
2021	133,087
2022	112,551
2023	—
Total future lease payments	311,194
Less: imputed interest	(41,186)
Present value of future operating lease payments	270,008
Less: current portion of operating lease liabilities	(105,127)
Operating lease liabilities, net of current portion	$164,881
Right of use assets	$239,262

Total base rental expense was $60,096 and $62,223 for the six months ended June 30, 2020 and June 30, 2019, respectively, and $30,048 and $30,048 for the three months ended June 30, 2020 and June 30, 2019, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 8 – SUBSEQUENT EVENTS

Oil and Gas Properties – Hockley County

In July 2020, the Company acquired, for $33,228, a 20% working interest in a 466-acre (gross) block within the 20,367-acre (gross) area of mutual interest associated with its existing Northern Shelf of the Permian Basin acreage in Hockley County, Texas.

Stock Option Grants

In July 2020, the Company granted to its non-employee directors options to purchase an aggregate of 8,000 shares of the Company’s common stock. The options have a ten year life, are exercisable at $1.605 per common share, and vest 20% on the date of grant and 80% nine months from the date of grant.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2020, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2019. As of, and for the six months ended, June 30, 2020, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2020:

June 30, 2020
Acquisition costs	$279,177
Development and evaluation costs	2,199,279
Total	$2,478,456

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

COVID-19

In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 Coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. In response, OPEC initiated discussions with Russia to lower production to support energy prices. By March 2020, with OPEC and Russia unable to agree on cuts, crude oil prices declined to less than $25 per barrel. Despite a subsequent agreement among major oil producers to cut global oil and gas production and a partial recovery in prices, energy prices remain at depressed levels.

The decline in economic activity and energy demand accompanying the COVID-19 pandemic adversely affected our revenues during the three and six months ended June 30, 2020, contributed to an impairment charge during the six months ended June 30, 2020 and, if price declines persist, will adversely affect the economics of our existing wells and planned future wells, possibly resulting in further impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

In response to the COVID-19 pandemic, our staff began working remotely and many of our key vendors, service suppliers and partners have similarly begun to work remotely. As a result of such remote work arrangements, we anticipate that certain operational, reporting, accounting and other processes will slow which may result in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies, any of which could substantially adversely affect our operating results for as long as the current pandemic persists and potentially for some time after the pandemic subsides.

Drilling Activity

During the six months ended June 30, 2020, (1) we drilled the Frost #2H well in Yoakum County, Texas, and (2) Hupecol Meta drilled the Montuno-1 well on the CPO-11 block in the Llanos Basin in Colombia. The Frost #2H well reached a total depth of approximately 10,230 feet, including an approximately 5,116-foot horizontal leg. Hydraulic fracturing and completion of the well were pending at June 30, 2020. The Montuno-1 well was a dry hole.

No drilling operations were ongoing at June 30, 2020. Fracturing operations on the Frost #2H well are scheduled to commence during the third quarter of 2020 and initial drilling operations on our San Andres acreage is expected to commence during the third quarter of 2020.

During the six months ended June 30, 2020, our capital investment expenditures totaled $576,062, principally relating to Yoakum County, Texas drilling operations ($533,271) and investments in our cost method investment in Hupecol Meta ($42,791).

Oil and Gas Properties – Hockley County

In July 2020, we acquired, for $33,228, a 20% working interest in a 466-acre (gross) block within the 20,367-acre (gross) area of mutual interest associated with our existing Northern Shelf of the Permian Basin acreage in Hockley County, Texas.

Reverse Stock Split

In July 2020, we amended our Certificate of Incorporation to effect a 1-for-12.5 reverse split (the “Reverse Split”) of our common stock. All references to shares of common stock and per share data for all periods in this Management Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the Reverse Split on a retroactive basis.

Financing Activities

2019 At-the-Market Offering. In May 2019, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we may sell, at our option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) were made, in accordance with one or more placement notices delivered to WestPark Capital, which notices set parameters under which shares may be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering. During the six months ended June 30, 2020, we (1) sold an aggregate of 1,684,760 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $4,375,594, and (2) collected $58,575 of subscriptions receivable attributable to shares sold under the 2019 ATM Offering during 2019.

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

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 63% to $77,928 in the three months ended June 30, 2020, compared to $209,193 in the three months ended June 30, 2019. Oil and gas revenues decreased 51% to $225,064 in the six months ended June 30, 2020, compared to $459,913 in the six months ended June 30, 2019. The decrease in revenue was due to decreased production volumes and an adverse change in commodity pricing, including 32% and 8% decreases in crude oil prices and natural gas prices, respectively, realized during the three-month period and 18% and 71% decreases in crude oil prices and natural gas prices, respectively, realized during the six-month period.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2020 and 2019:

	Six Months Ended June 30		Three Months Ended June 30,
	2020	2019	2020	2019
Gross producing wells	4	5	4	5
Net producing wells	0.49	0.52	0.49	0.52
Net oil production (Bbl)	4,502	5,621	1,686	3,478
Net gas production (Mcf)	39,526	49,155	14,037	27,278
Average sales price – oil (per barrel)	$38.19	50.76	$33.87	$47.14
Average sales price – natural gas (per Mcf)	$0.57	3.08	$0.90	$3.08

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

Lease Operating Expenses. Lease operating expenses decreased 49% to $98,916 during the three months ended June 30, 2020 from $194,866 during the three months ended June 30, 2019. Lease operating expenses decreased 48% to $180,150 during the six months ended June 30, 2020 from $344,096 during the six months ended June 30, 2019.

The decrease in lease operating expenses was principally attributable to a reduction in wells operated, lower variable costs due to a natural decline in production and reduced severance taxes due to lower sales.

All lease operating expenses are attributable to U.S. operations.

Depreciation and Depletion Expense. Depreciation and depletion expense was $51,323 and $91,617 for the three months ended June 20, 2020 and 2019, respectively, and $142,145 and $184,146 for the six months ended June 30, 2020 and 2019, respectively. The change in depreciation and depletion was due to the decline in production volumes.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $0 for the three months ended June 30, 2020 and 2019, and $429,116 and $0 for the six months ended June 30, 2020 and 2019, respectively. The change in impairment of oil and gas properties was due to a full cost ceiling test write-down in the current period primarily relating to a decline in energy prices. Depending on the timing of a recovery in energy prices, we may experience further impairments in future periods.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense decreased by 43% to $230,220 during the three months ended June 30, 2020 from $405,650 during the three months ended June 30, 2019 and decreased by 17% to $546,840 during the six months ended June 30, 2020 from $655,601 during the six months ended June 30, 2019. The decrease in general and administrative expense for the three and six-month periods was primarily attributable to decreased insurance expenses, partially offset by increased exchange listing fees and professional fees for the six-month period.

Stock-Based Compensation. Stock-based compensation increased by 44% to $39,323 during the three months ended June 30, 2020 from $27,325 during the three months ended June 30, 2019 and increased 133% to $96,765 during the six months ended June 30, 2020 from $41,544 during the six months ended June 30, 2019. The increase was attributable to the amortization of stock options granted during 2019.

Other Income (Expense). Other income/expense, net, totaled $5,352 of income during the three months ended June 30, 2020, compared to $520 of income during the three months ended June 30, 2019, and totaled $17,540 of expense during the six months ended June 30, 2020, compared to $1,887 of income during the six months ended June 30, 2019. Other income for all periods consisted on interest earned on cash balances which, during the six months ended June 30, 2020, was offset by interest expense relating to Bridge Loan Notes. Interest income during the 2020 periods increased as a result of higher cash balances. The Bridge Loan Notes were repaid in full in January 2020 and no interest expense will be paid relating to those notes after the quarter ended March 31, 2020.

Financial Condition

Liquidity and Capital Resources. At June 30, 2020, we had a cash balance of $2,664,331 and working capital of $2,499,466, compared to a cash balance of $97,915 and a working capital deficit of $748,426 at December 31, 2019.

Cash Flows. Operating activities used cash of $567,439 during the six months ended June 30, 2020, compared to $399,852 used during the six months ended June 30, 2019. The change in operating cash flow was primarily attributable to the increased loss during 2020 which reflected the decline in oil and gas revenues.

Investing activities used cash of $576,062 during the six months ended June 30, 2020, compared to $51,967 used during the six months ended June 30, 2019. Cash used in investing activities were primarily attributed to drilling operations on the Frost #2H well during the 2020 period and investments in infrastructure/security upgrades in Reeves County during the 2019 period.

Financing activities provided cash of $3,709,917 during the six months ended June 30, 2020, compared to $59,130 used during the six months ended June 30, 2019. Cash provided by financing activities during the six months ended June 30, 2020 was attributable to funds received from the sale of common stock ($4,434,169, including $58,575 of subscriptions receivable relating to shares sold at year-end 2019) under our 2019 ATM Offering, partially offset by repayment of our Bride Loan Notes ($621,052) and payment of dividends on our preferred stock ($103,200).

Long-Term Liabilities. At June 30, 2020, we had long-term liabilities of $233,820, compared to $263,596 at December 31, 2019. Long-term liabilities at June 30, 2020 and December 31, 2019, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our newly acquired Colombian acreage. Given the current economic environment and the current COVID-19 pandemic, all planned additional acquisition, drilling and development operations were deferred through June 30, 2020 pending improved conditions. We are selectively resuming acquisition, drilling and development operations during the third quarter of 2020 with the acquisition in July 2020, for $33,228, of a 20% working interest in additional acreage in Hockley County, the scheduled fracking operations on our Frost #2H well, and the planned commencement of drilling operations on our San Andres acreage. The actual timing and number of well operations undertaken during 2020 will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During the six months ended June 30, 2020, we invested $533,271 for the acquisition and development of oil and gas properties, consisting of drilling and development operations in the U.S. Of the amount invested, we capitalized none to oil and gas properties not subject to amortization and capitalized $533,271 to oil and gas properties subject to amortization. During the period, we also invested $42,791 in Hupecol Meta relating to drilling operations in Colombia.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

With our receipt, during 2020, of $4.4 million from sales of common stock under our 2019 ATM Offering, we believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during 2020.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 14, 2020
	By:	/s/ James Schoonover
James Schoonover
CEO and President (Principal Executive Officer and Principal Financial Officer)

