Form 10-Q
period 2020-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2020-11-13
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, we had 6,977,718 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$1,574,775	$97,915
Accounts receivable – oil and gas sales	21,136	80,195
Prepaid expenses and other current assets	75,025	39,505
TOTAL CURRENT ASSETS	1,670,936	217,615

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,590,425	61,068,240
Costs not being amortized	3,228,404	2,478,456
Office equipment	90,004	90,004
Total	64,908,833	63,633,534
Accumulated depletion, depreciation, amortization, and impairment	(57,933,332)	(57,267,145)
PROPERTY AND EQUIPMENT, NET	6,975,501	6,369,555

Cost method investment	252,273	197,009
Right of use asset	216,566	281,489
Other assets	3,667	3,167
TOTAL ASSETS	$9,118,943	$7,068,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$62,540	$270,119
Accrued expenses	—	447
Notes payable – related party, net of debt discount	—	595,585
Current portion of lease liability	108,910	97,890
TOTAL CURRENT LIABILITIES	171,450	966,041

LONG-TERM LIABILITIES
Lease liability, net of current portion	136,372	219,410
Reserve for plugging and abandonment costs	51,965	44,186
TOTAL LONG-TERM LIABILITIES	188,337	263,596

TOTAL LIABILITIES	359,787	1,229,637

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 1,085 and 1,085 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 12,000,000 shares authorized; 6,977,718 and 5,275,816 shares issued and outstanding, respectively	6,977	5,276
Additional paid-in capital	78,184,271	73,877,332
Subscription receivable	—	(58,575)
Accumulated deficit	(69,432,094)	(67,984,837)
TOTAL SHAREHOLDERS’ EQUITY	8,759,156	5,839,198
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,118,943	$7,068,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

OIL AND GAS REVENUE	$126,425	$264,935	$351,489	$724,848

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	53,603	139,874	233,753	483,970,
General and administrative expense	240,390	309,822	883,995	965,423
Depreciation and depletion	94,926	99,684	237,071	283,830
Impairment of oil and gas properties	—	—	429,116	—
Total operating expense	388,919	549,380	1,783,935	1,733,223

Loss from operations	(262,494)	(284,445)	(1,432,446)	(1,008,375)

OTHER INCOME
Interest income	—	66	12,006	1,953
Interest expense	(2,729)	(20,254)	(26,817)	(20,254)
Total other income	(2,729)	(20,188)	(14,811)	(18,301)

Net loss before taxes	(259,765)	(304,633)	(1,447,257)	(1,026,676)

Income tax expense	—	—	—	—

Net loss	(259,765)	(304,633)	(1,447,257)	(1,026,676)

Dividends to Series A and B preferred stockholders	(69,600)	(57,600)	(172,800)	(172,800)

Net loss attributable to common shareholders	$(329,365)	$(362,233)	$(1,620,057)	$(1,199,476)

Basic and diluted loss per common share	$(0.05)	$(0.01)	$(0.23)	$(0.02)

Based and diluted weighted average number of common shares outstanding	6,972,128	63,082,485	6,926,407	62,686,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2019	1,920	$2	5,275,816	$5,276	$73,877,332	$(58,575)	$(67,984,837)	$5,839,198

Issuance of common stock for cash, net	—	—	1,684,760	1,684	4,373,910	58,575	—	4,434,169
Stock-based compensation	—	—	—	—	57,442	—	—	57,442
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Net loss	—	—	—	—	—	—	(850,990)	(850,990)

Balance – March 31, 2020	1,920	2	6,960,576	6,960	78,251,084	—	(68,835,827)	9,422,219

Stock-based compensation	—	—	—	—	39,323	—	—	39,323
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(45,600)	—	—	(45,600)
Net loss	—	—	—	—	—	—	(336,502)	(336,502)

Balance – June 30, 2020	1,920	2	6,960,576	6,960	78,244,807	—	(69,172,329)	9,079,440

Rounding of common stock due to reverse split	—	—	17,142	17	(17)	—	—	—
Stock-based compensation	—	—	—	—	9,081	—	—	9,081
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(69,600)	—	—	(69,600)
Net loss	—	—	—	—	—	—	(259,765)	(259,765)

Balance – September 30, 2020	1,920	$2	6,977,718	$6,977	$78,184,271	$—	$69,432,094	$8,759,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2018	1,920	$2	4,994,011	$4,994	$73,141,440	$—	$(65,469,143)	$7,677,295

Stock-based compensation	—	—	—	—	14,219	—	—	14,219
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Net loss	—	—	—	—	—	—	(239,620)	(239,620)

Balance – March 31, 2019	1,920	2	4,994,011	4,994	73,098,059	—	(65,708,763)	7,394,292

Issuance of common stock	—	—	22,408	22	56,048	—	—	56,070
Stock-based compensation	—	—	—	—	27,325	—	—	27,325
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Net loss	—	—	—	—	—	—	(482,423)	(482,423)

Balance – June 30, 2019	1,920	2	5,016,419	5,016	73,123,832	—	(66,191,186)	6,937,664

Issuance of common stock	—	—	161,773	162	416,322	—	—	416,484
Stock-based compensation	—	—	—	—	57,444	—	—	57,444
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Warrants issued as debt inducement	—	—	—	—	144,948	—	—	144,948
Net loss	—	—	—	—	—	—	(304,633)	(304,633)

Balance – September 30, 2019	1,920	$2	5,178,192	$5,178	$73,684,946	$—	$(66,495,819)	$7,194,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,447,257)	$(1,026,676)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	237,071	283,830
Impairment of oil and gas properties	429,116	—
Accretion of asset retirement obligation	7,779	3,063
Stock-based compensation	105,846	98,988
Amortization of debt discount	23,467	17,600
Amortization of right of use asset	64,423	56,417
Changes in operating assets and liabilities:
Decrease in accounts receivable	59,059	33,587
Increase in prepaid expenses and other current assets	(35,520)	(49,787)
Increase in accounts payable and accrued expenses	(197,006)	193,292
Decrease in operating lease liability	(83,038)	(156,669)

Net cash used in operating activities	(836,060)	(546,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(1,272,133)	(645,507)
Payments for capital contribution for cost method investment	(55,264)	—

Net cash used in investing activities	(1,327,397)	(645,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable, net of debt discount	(621,052)	590,000
Proceeds from the issuance of common stock, net of expenses	4,434,169	472,554
Payment of preferred stock dividends	(172,800)	(172,800)

Net cash provided by financing activities	3,640,317	889,754

Increase (decrease) in cash	1,476,860	(302,108)
Cash, beginning of period	97,915	755,702
Cash, end of period	$1,574,775	$453,594

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,350	$2,654
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from issuance of warrants as debt inducement	$—	$144,948

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $1,447,257 for the nine months ended September 30, 2020. Additionally, as a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, prices realized from oil and gas sales declined sharply beginning late in the quarter ended March 31, 2020 and have only partially recovered as of September 30, 2020, with such price declines expected to persist until governments worldwide are confident that the pandemic is adequately contained to permit renewed economic activity. Depending upon the duration of the pandemic and the resulting global economic slowdown, the Company may incur continuing declines in revenues and increased losses, associated from lower demand for energy and resulting depressed oil and gas prices. However, during the three months ended March 31, 2020, the Company raised a total, net of offering costs, of $4,434,169 in its ATM offering. As of September 30, 2020, there were no remaining funds available under the ATM Offering.

The Company believes that it has the ability to fund, from cash on hand (as a result of the ATM funding received in the current period), its operating costs and anticipated drilling operations, as well as mitigate the immediate impact of COVID-19, for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2020 will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators. With the steep decline in energy prices beginning in March 2020, due at least in part to the economic effects of COVID-19, drilling and development operations were deferred during the first half of 2020. With modest price improvements since the initial COVID-19 related price decline and lower rig and related costs, the Company and its operators have resumed select drilling and development operations in the Permian Basin during the quarter ended September 30, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $1,272,652 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2020. The Company also had cash deposits of $3,646 in Colombian banks at September 30, 2020 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three and nine months ended September 30, 2020 and 2019, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Series A Convertible Preferred Stock	434,000	434,000	434,000	434,000
Series B Convertible Preferred Stock	185,644	185,644	185,644	185,644
Stock warrants	98,400	98,400	98,400	98,400
Stock options	488,973	480,973	488,973	480,973
Total	1,207,017	1,199,017	1,207,017	1,199,017

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from September 30, 2020 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Oil sales	$85,617	$222,446	$257,567	$573,872
Natural gas sales	21,795	12,104	44,456	41,034
Natural gas liquids sales	19,013	30,385	49,466	109,942
Total revenue from customers	$126,425	$264,935	$351,489	$724,848

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2020 or 2019.

NOTE 3 – OIL AND GAS PROPERTIES

In July 2020, the Company acquired, for $33,228, a 20% working interest in 466 gross acres within an area of mutual interest associated with our existing Northern Shelf of the Permian Basin acreage in Hockley County, Texas.

In August 2020, the Company sold its interest in a well in Vermillion Parish, Louisiana in exchange for $1,487, reflecting our share of the plugging costs previously withheld. Effective October 1, 2020 the Company released its rights in a well in Nueces County, Texas in exchange for the reassignment of the plugging liability to another party.

During the nine months ended September 30, 2020, the Company invested $1,272,133 for the acquisition and development of oil and gas properties, consisting of cost of development of U.S. properties of $1,272,133 principally attributable to acreage in Yoakum County and Hockley County, Texas. Of the amount invested, the Company capitalized $522,185 to oil and gas properties subject to amortization and capitalized $749,948 to oil and gas properties not subject to amortization, principally attributed to the acquisition and development of acreage in Hockley County, Texas. The Company also invested $55,264 in Hupecol Meta LLC (“Hupecol Meta”) relating to drilling operations in Colombia, reflected in the cost method investment on the Company’s balance sheet.

During the three and nine months ended September 30, 2020, the Company recorded depletion expense of $94,926 and $237,071, respectively. During the three and nine months ended September 30, 2019, the Company recorded depletion expense of $99,684 and $283,830, respectively.

During the three and nine months ended September 30, 2020, the Company recorded an impairment of oil and gas properties of none and $429,116, respectively, and none during the three and nine months ended September 30, 2019. Impairment was due to a full cost ceiling test write-down primarily relating to a decline in energy prices.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2020 and long lived assets (net of depletion, amortization, and impairment) as of September 30, 2020 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2020	As of September 30, 2020
	Revenues	Long Lived Assets, Net
United States	$351,489	$4,632,375
Colombia	—	2,343,126
Total	$351,489	$6,975,501

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

The Bridge Loan Notes were recorded net of debt discount that consists of (i) $31,052 of original issue discount on the Bridge Loan Notes and (ii) the relative fair value of the Bridge Loan Warrants of $144,948. The debt discount is amortized over the life of the Bridge Loan Notes as additional interest expense. During the nine months ended September 30, 2020, interest expense paid in cash totaled $3,350 and interest expense attributable to amortization of debt discount totaled $23,467. The Bridge Loan Note was repaid in full as of September 30, 2020.

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

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2020 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2020	480,973	$8.50
Granted	8,000	1.61
Exercised	—	—
Forfeited / Expired	(4,000)	176.00
Outstanding at September 30, 2020	484,973	$6.91	$2,640
Exercisable at September 30, 2020	465,244	$7.07	$2,640

During the nine months ended September 30, 2020, options to purchase an aggregate of 8,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life and are exercisable at $1.61 per share. The options vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $13,080 based on the Black-Scholes Option Pricing model.

The fair value of the options granted during the nine months ended September 30, 2020 was calculated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of common stock on grant date	$1.94
Risk free interest rate based on the applicable US Treasury bill rate	1.80%
Dividend yield	0%
Volatility factor based on the trading history of the Company	82.9%
Weighted average expected life in years	10
Expected forfeiture rate	0%

During the nine months ended September 30, 2020, the Company recognized $105,846 of stock-based compensation expense attributable to the amortization of stock options. As of September 30, 2020, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $20,000. The unrecognized expense is expected to be recognized over a weighted average period of 0.49 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2020 is 5.31 years and 5.25 years, respectively.

Shares available for issuance under the 2008 Plan as of September 30, 2020 totaled 0. Shares available for issuance under the 2017 Plan, as of September 30, 2020, totaled 246,533.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

Stock-based compensation expense included in general and administrative expense	$105,846	$98,988
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.02)	$(0.00)

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

During the nine months ended September 30, 2020, in connection with the 2019 ATM Offering, the Company (1) sold an aggregate of 1,684,760 shares of its common stock and received net proceeds of $4,375,594, net of commissions, and expenses, and (2) collected $58,575 of subscriptions receivable attributable to shares sold under the 2019 ATM Offering during 2019.

Series A Convertible Preferred Stock

During the nine months ended September 30, 2020 and 2019, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $96,900 and $96,900, respectively. At September 30, 2020, there were 1,085 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

During the nine months ended September 30, 2020 and 2019, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $75,900 and $75,900, respectively. At September 30, 2020, there were 835 shares of Series B Convertible Preferred Stock issued and outstanding.

Warrants

A summary of warrant activity and related information for 2020 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2020	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2020	98,400	$2.63	$—
Exercisable at September 30, 2020	98,400	$2.63	$—

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. During the nine months ended September 30, 2020, the operating cash outflows related to operating lease liabilities of $83,038 and the expense for the right of use asset for operating leases was $64,423. As of September 30, 2020, the Company’s operating lease had a weighted-average remaining term of 2 years and a weighted average discount rate of 12%. As of September 30, 2020, the lease agreement requires future payments as follows:

Year	Amount
2020	$32,976
2021	133,087
2022	112,551
2023	—
Total future lease payments	278,614
Less: imputed interest	33,332
Present value of future operating lease payments	245,282
Less: current portion of operating lease liabilities	108,910
Operating lease liabilities, net of current portion	$136,372
Right of use assets	$216,566

Total base rental expense was $90,145 and $84,516 for the nine months ended September 30, 2020 and September 30, 2019, respectively, and $30,049 and $22,293 for the three months ended September 30, 2020 and September 30, 2019, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 8 – SUBSEQUENT EVENTS

In October 2020, the Company exercised its rights with respect to the area of mutual interest associated with its Lou Brock lease in Hockley County, Texas, acquiring a 20% interest in a 354.2 gross (309.925 net) acre tract for $25,194.

In October 2020, the Company amended its Crown Paper lease, reducing its royalty interest from 25% to 20%.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2020, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2019. As of, and for the nine months ended, September 30, 2020, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at September 30, 2020:

September 30, 2020
Acquisition costs	$312,405
Development and evaluation costs	2,915,999
Total	$3,228,404

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia and the costs related to the acquisition and development of the Lou Brock #1-H well in Hockley County, Texas.

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

The decline in economic activity and energy demand accompanying the COVID-19 pandemic adversely affected our revenues during the three and nine months ended September 30, 2020, contributed to an impairment charge during the nine months ended September 30, 2020 and, if price declines persist, will adversely affect the economics of our existing wells and planned future wells, possibly resulting in further impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

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

Drilling Activity

During the nine months ended September 30, 2020:

●	We drilled and completed the Frost #2H well in Yoakum County, Texas; the well went on production in the last week of the quarter and continues to unload water;

●	We drilled the Lou Brock #1-H well in Hockley County, Texas, reaching total depth by quarter-end; hydraulic fracturing operations were pending at quarter-end, commenced in October 2020 and are expected to be completed in November 2020; and

●	Hupecol Meta drilled the Montuno-1 well on the CPO-11 block in the Llanos Basin in Colombia; the Montuno-1 well was a dry hole.

During the nine months ended September 30, 2020, our capital investment expenditures totaled $1,272,133, principally relating to Yoakum County and Hockley County, Texas drilling operations ($1,272,133) and investments in our cost method investment in Hupecol Meta ($55,264).

Oil and Gas Properties

In July 2020, we acquired, for $33,228, a 20% working interest in a 466-acre (gross) block within the 20,367-acre (gross) area of mutual interest associated with our existing Northern Shelf of the Permian Basin acreage in Hockley County, Texas.

In July 2020, our O’Brien #3-H well in Reeves County, Texas was shut-in for repairs, which repair work is ongoing.

During the nine months ended September 30, 2020, we sold our interests in two marginal wells, eliminating plugging liability on those wells.

Following a failed rework on the Crown Paper #01 well in October 2020, the well operator proposed a recompletion of the well in a different zone subject to reduction of our royalty interest from 25% to 20%. We accepted the operator’s proposal and amended the lease relating to the well to reduce the royalty payable thereunder.

In October 2020, we exercised our rights with respect to the area of mutual interest associated with our Lou Brock lease in Hockley County, Texas, acquiring a 20% interest a 354.2 gross (309.925 net) acre tract for $25,194.

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

Financing Activities

2019 At-the-Market Offering. In May 2019, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we may sell, at our option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) were made, in accordance with one or more placement notices delivered to WestPark Capital, which notices set parameters under which shares may be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering. During the nine months ended September 30, 2020, we (1) sold an aggregate of 1,684,760 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $4,375,594, and (2) collected $58,575 of subscriptions receivable attributable to shares sold under the 2019 ATM Offering during 2019.

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

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 52% to $126,425 in the three months ended September 30, 2020, compared to $264,935 in the three months ended September 30, 2019. Oil and gas revenues decreased 52% to $351,489 in the nine months ended September 30, 2020, compared to $724,848 in the nine months ended September 30, 2019. The decrease in revenue was due to decreased production volumes attributable to our Reeves County wells, an adverse change in commodity pricing, and decreased royalties from cessation of production of our Crown Paper well.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30		Three Months Ended September 30,
	2020	2019	2020	2019
Gross producing wells	4	5	4	5
Net producing wells	0.78	0.52	0.78	0.52
Net oil production (Bbl)	7,372	10,227	1,941	4,605
Net gas production (Mcf)	64,269	78,430	16,941	29,274
Average sales price – oil (per barrel)	$34.45	$56.12	$37.12	$48.30
Average sales price – natural gas (per Mcf)	$0.77	$1.92	$1.05	$1.43

The decrease in gross/net producing wells resulted from cessation of operation of two uneconomical wells in Louisiana during 2019, partially offset by the commencement of operations of two wells in Yoakum County, Texas. The decrease in production was principally attributable to the shut-in of our O’Brien #3-H well for repair and natural decline in production from our Reeves County, Texas wells, partially offset by production from two Yoakum County wells commencing in 2019 and the last week of the 2020 third quarter.

The change in average sales prices realized reflects the steep decline, and partial recovery, in global commodity prices associated with a decline in energy demand associated with the COVID-19 pandemic.

Royalties from our Crown Paper well decreased from approximately $4,139 and $13,550, respectively, in the three and nine months ended September 30, 2019, to $1,119 and $10,314, respectively, in the three and nine months ended September 30, 2020. The Crown Paper well underwent an unsuccessful rework in October 2020. No future royalties are expected from the Crown Paper well unless and until the well is successfully recompleted by the operator.

All oil and gas sales and royalty revenues are attributable to U.S. operations.

Lease Operating Expenses. Lease operating expenses decreased 62% to $53,603 during the three months ended September 30, 2020 from $139,874 during the three months ended September 30, 2019. Lease operating expenses decreased 52% to $233,753 during the nine months ended September 30, 2020 from $483,970 during the nine months ended September 30, 2019.

The decrease in lease operating expenses was principally attributable to a reduction in wells operated, lower variable costs due to the decline in production and reduced severance taxes due to lower sales.

All lease operating expenses are attributable to U.S. operations.

Depreciation and Depletion Expense. Depreciation and depletion expense was $94,926 and $99,684 for the three months ended September 30, 2020 and 2019, respectively, and $237,071 and $283,830 for the nine months ended September, 30, 2020 and 2019, respectively. The change in depreciation and depletion was due to the decline in production volumes partially offset by additional capitalized costs associated with drilling of our Yoakum County wells.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $0 for the three months ended September 30, 2020 and 2019, and $429,116 and $0 for the nine months ended September 30, 2020 and 2019, respectively. The change in impairment of oil and gas properties was due to a full cost ceiling test write-down in the current period primarily relating to a decline in energy prices. Depending on the timing of a recovery in energy prices, we may experience further impairments in future periods.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense decreased by 25% to $231,309 during the three months ended September 30, 2020 from $309,822 during the three months ended September 30, 2019 and decreased by 12% to $778,149 during the nine months ended September 30, 2020 from $886,435 during the nine months ended September 30, 2019. The decrease in general and administrative expense for the three and nine-month periods was primarily attributable to decreased insurance expenses, partially offset by increased exchange listing fees and professional fees for the nine-month period.

Stock-Based Compensation. Stock-based compensation decreased by 86% to $9,081 during the three months ended September 30, 2020 from $62,706 during the three months ended September 30, 2019 and increased 7% to $105,846 during the nine months ended September 30, 2020 from $98,988 during the nine months ended September 30, 2019. The change was attributable to the amortization of stock options granted during 2019.

Other Income (Expense). Other income/expense, net, totaled $2,729 of income during the three months ended September 30, 2020, compared to $20,188 of expense during the three months ended September 30, 2020, and totaled $14,811 of expense during the nine months ended September 30, 2020, compared to $18,301 of expense during the nine months ended September 30, 2019. Other income for all periods consisted on interest earned on cash balances which, during the nine months ended September 30, 2020, was offset by interest expense relating to Bridge Loan Notes. Interest income during the 2020 periods increased as a result of higher cash balances. The Bridge Loan Notes were repaid in full in January 2020 and no interest expense will be paid relating to those notes after the quarter ended March 31, 2020.

Financial Condition

Liquidity and Capital Resources. At September 30, 2020, we had a cash balance of $1,574,775 and working capital of $1,499,486, compared to a cash balance of $97,915 and a working capital deficit of $748,426 at December 31, 2019.

Cash Flows. Operating activities used cash of $836,060 during the nine months ended September 30, 2020, compared to $546,355 used during the nine months ended September 30, 2019. The change in operating cash flow was primarily attributable to the increased loss during 2020 which reflected the decline in oil and gas revenues.

Investing activities used cash of $1,327,397 during the nine months ended September 30, 2020, compared to $645,507 used during the nine months ended September 30, 2019. Cash used in investing activities were primarily attributed to (1) drilling operations on the Frost #2H well and the Lou Brock #1 well and (2) investments in acreage in Hockley County, during the 2020 period, and infrastructure/security upgrades in Reeves County during the 2019 period.

Financing activities provided cash of $3,640,317 during the nine months ended September 30, 2020, compared to $889,754 used during the nine months ended September 30, 2019. Cash provided by financing activities during the nine months ended September 30, 2020 was attributable to funds received from the sale of common stock ($4,434,169, including $58,575 of subscriptions receivable relating to shares sold at year-end 2019) under our 2019 ATM Offering, partially offset by repayment of our Bride Loan Notes ($621,052) and payment of dividends on our preferred stock ($172,800).

Long-Term Liabilities. At September 30, 2020, we had long-term liabilities of $188,337, compared to $263,596 at December 31, 2019. Long-term liabilities at September 30, 2020 and December 31, 2019, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our newly acquired Colombian acreage. Given the current economic environment and the current COVID-19 pandemic, all planned additional acquisition, drilling and development operations were deferred through June 30, 2020 pending improved conditions. We selectively resumed acquisition, drilling and development operations during the third quarter of 2020 with the acquisition in July 2020, for $33,228, of a 20% working interest in additional acreage in Hockley County, fracking operations on our Frost #2H well, the commencement of drilling operations on our San Andres acreage, and the acquisition in October 2020, for $25,194, of a 20% interest in further additional acreage in Hockley County. The actual timing and number of well operations undertaken during 2020 will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During the nine months ended September 30, 2020, we invested $1,272,133 for the acquisition and development of oil and gas properties, consisting of drilling and development operations in the U.S. Of the amount invested, we capitalized $749,948 to oil and gas properties not subject to amortization and capitalized $522,185 to oil and gas properties subject to amortization. During the period, we also invested $55,264 in Hupecol Meta relating to drilling operations in Colombia.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2020
	By:	/s/ James Schoonover
James Schoonover
CEO and President (Principal Executive Officer and Principal Financial Officer)

