Form 10-K
period 2020-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2021-04-01
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (713) 222-6966

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	HUSA	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, based on the closing sales price of the registrant’s common stock on that date, was approximately $10.7 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 29, 2021 was 9,923,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2021 Annual Meeting are incorporated by reference into Part III of this Report.

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

The following table sets forth information relating to our principal properties as of December 31, 2020:

		Average	Gross	Net proved	2020 Net Production
	Net acreage(1)	working interest %	producing wells(1)	reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Texas	1,252	20.0%	4	223,892	11,048	66,938
Louisiana and Oklahoma(1)	291	23.4%	—	—	337	2,495

Total U.S.	1,543	20.6%	4	223,892	11,385	69,433
Colombia	56,111	5.4%	—	—	—	—

Total	57,654	5.6%	4	223,892	11,385	69,433

(1)	Excludes acreage, and associated wells, on which we hold royalty interests but no working interest.

In 2020, (1) we acquired a 20% working interest in two lease blocks covering an aggregate 820 gross acres within the 20,367-acre (gross) area of mutual interest (the “Hockley County AMI”) associated with our existing Northern Shelf of the Permian Basin acreage in Hockley County, Texas; (2) we acquired a 100% working interest in 46.1 gross acres in Yoakum County, Texas; (3) our acreage position in Hockley County, Texas was reduced by 1,564 gross acres as a result of lease expirations; (4) we sold our interest in two marginal wells and associated acreage in Louisiana; and (5) our acreage position in Reeves County, Texas was reduced by 160 gross (40 net) acres as a result of a lease expiration.

- United States Properties:

In the United States, our properties and operations are principally located in the on-shore Permian Basin and Gulf Coast regions of Louisiana and Texas.

Texas Properties – Permian Basin

Reeves County. We hold a 20.4% average working interest in 480 gross acres in Reeves County, Texas, consisting of (1) the 320 gross acre Johnson Lease, in which we hold a 25% working interest, subject to a proportionate 5% back-in after payout, and (2) the 160 gross acre O’Brien Lease, in which we hold an average 11.2% working interest. Our Reeves County acreage lies within the Delaware sub-basin of the Permian Basin, with resource potential in the Wolfcamp, Bone Spring and Avalon formations. During 2017, we drilled and completed our initial wells on both lease blocks, the Johnson State #1H well and the O’Brien #3H well, both horizontally drilled and hydraulically fractured wells in the Wolfcamp A formation. The Johnson #1H well continued on production at December 31, 2020. The O’Brien #3H well was shut-in for repairs at December 31, 2020.

In June 2018, a new operator took control of operations of our Reeves County acreage, following the acquisition of the interests of the former operator. No wells have been drilled on our Reeves County acreage since the change of operatorship. As of December 31, 2020, no additional development or drilling operations are planned with respect to our Reeves County acreage.

Yoakum County. We hold a 12.5% working interest, subject to a proportionate 10% back-in after payout, in an approximately 650 gross acre block in Yoakum County, Texas and hold a 100% working interest in 46.1 gross acres subject to our obligation to offer participation in that acreage to our partners in the area of mutual interest associates with our Yoakum County acreage. Our Yoakum County acreage lies within the Midland sub-basin of the Permian Basin.

During 2019, we drilled the Frost #1H well, the first well on our Yoakum County acreage. The well was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production in mid-2019. A second well on our Yoakum County acreage, the Frost #2H well, was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production during the third quarter of 2020. Subject to the operator’s evaluation of the performance of the initial wells, additional wells may be drilled on our Yoakum County acreage in the future.

Northern Shelf of Permian Basin – Hockley County. We hold a 20% working interest, subject to an obligation to pay 26.667% of drilling and related costs on the initial well, in an approximately 5,080-acre lease block (including 820 gross acres acquired during 2020 within the Hockley County AMI) in the Northern Shelf of the Permian Basin in Texas. We also hold the right to participate, at cost and for a period of five years, in a 20,367-acre area (gross) of mutual interest that includes the existing lease block.

During 2020, we drilled the Lou Brock #1-H well, the first well on our Hockley County acreage. The well has horizontally drilled and hydraulically fractured. As a result of issues incurred during the fracking process, the well is shut-in pending evaluation of options to remedy the fracking issues. Pending evaluation of the performance of the initial well, no additional drilling operations are presently planned on the Hockley County acreage.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of the following:

●	East Baton Rouge Parish — we hold a 23.437% mineral interest in 2,485 gross acres, of, or as to, which (i) we hold a 2.8376% net royalty interest in 498.12 acres, (ii) we hold a 5.273% net royalty interest in 743.94 acres, and (iii) 1,242.94 acres are unleased.

There are no known present plans to conduct additional drilling operations on our Louisiana acreage.

- Colombian Properties:

At December 31, 2020, we held interests in multiple prospects, all operated by Hupecol Operating and affiliates, in Colombia covering 1,031,610 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2020:

Property	Operator	Ownership Interest(1)	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
CPO-11 – Venus Exploration Area	Hupecol	2.0%	69,128	—	—
CPO-11	Hupecol	1.0%	570,277	—	—
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—

Total			1,031,610	—	—

(1)	In 2021, we agreed to increase our ownership interest in the CPO-11 block with our ownership interest in the Venus Exploration Area increasing to 6.99% and our ownership interest in the remainder of the block increasing to 3.495%.

At December 31, 2020, we held interests in four concessions operated by Hupecol Operating Co. in Colombia. The CPO-11 concession, including the Venus Exploration Area, is located in the Llanos Basin. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 1,031,610 gross acres.

CPO-11

During 2019, we acquired a two percent ownership interest in Hupecol Meta, LLC (“Hupecol Meta”). Hupecol Meta owns the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia. The CPO-11 block is comprised of the 69,128 acre Venus Exploration area and 570,277 acres which was 50% farmed out by Hupecol to Parex Resources. In 2021, Hupecol Meta increased its ownership interest in the CPO-11 block and we agreed to contribute $99,716 of additional capital to increase our ownership interest in Hupecol Meta to 7.85%. Through our ownership interest in Hupecol Meta, after the agreed 2021 increase in ownership, we will hold a 6.99% interest in the Venus Exploration area and a 3.495% interest in the remainder of the CPO-11 block.

The CPO-11 block covers almost 1,000 square miles with multiple identified leads and prospects. The Venus Exploration area includes an existing productive vertical well that is presently shut-in. Pursuant to the farm-out agreement covering the balance of the CPO-11 block, the Daisy-1 well, a vertical well, began drilling in December 2019 and was determined to be a dry hole in early 2020. The Matuno-1 well, a vertical well drilled at no cost to Houston American, was drilled during 2020 and was a dry hole. Hupecol will evaluate industry conditions and drilling results from the initial planned wells before formalizing drilling plans for additional wells on the CPO-11 block. Future wells in the Venus Exploration area, if any, are expected to be horizontal wells.

Serrania Block

Our interest in the Serrania concession was acquired through a Farmout Agreement with the original operator of the block pursuant to which we paid 25% of designated Phase 1 geological and seismic costs in return for a 12.5% interest in the Contract for Exploration and Production covering the concession.

Seismic work on the Serrania Block was completed in 2010. Drilling preparation and seismic processing work was performed in 2011 and 2012 in connection with the planned drilling of initial test wells on the concession. The National Hydrocarbon Agency of Colombia (the “ANH”) granted extensions of required development commitments, including drilling of a first test well on the Serrania concession, until conditions in the area allow operations.

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

Given the ongoing opposition, Hupecol has determined to stop all activity on the block for the foreseeable future pending a final definitive settlement either permitting drilling or compensating Hupecol for the block. COVID-19 has caused all actions in Colombia to be delayed.

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

Drilling Activity

During 2020, we drilled three wells. The following table summarizes the number of wells drilled during 2020, 2019 and 2018, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total development wells	—	—	—	—	—	—

Exploratory wells, completed as:
Productive	1	0.20	1	0.125	—	—
Non-productive	2	0.02	—	—	—	—
Total exploratory wells	3	0.22	1	0.125	—	—

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2020, we had testing operations ongoing on one well, the Lou Brock #1-H well in Hockley County, Texas.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2020, we owned interests in four gross wells (excluding wells in which we hold only royalty interests). As of December 31, 2020, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	4	—
Net	0.68	—
Colombia
Gross	—	—
Net	—	—
Total
Gross	4	—
Net	0.68	—

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Net Production:
Gas (Mcf):
United States	69,433	116,629	253,053
Colombia	—	—	—
Total	69,433	116,629	253,053

Oil (Bbls):
United States	11,385	13,674	23,842
Colombia	—	—	—
Total	11,385	13,674	23,842

Average sales price:
Gas ($ per Mcf)
United States	$1.14	$2.02	$3.27
Colombia	—	—	—
Total	$1.14	$2.02	$3.27

Oil ($ per Bbl)
United States	$35.63	$55.73	$57.43
Colombia	—	—	—
Total	$35.63	$55.73	$57.43

Average production costs ($ per BOE):
United States	$16.59	$22.38	$53.19
Colombia	—	—	—
Total	$16.59	$22.38	$53.19

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2020, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (“PV-10”) and after future income taxes (“Standardized Measure”) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed Producing
United States	96,513	764,274	223,892
Colombia	—	—	—
Total Proved Developed Producing Reserves	96,513	764,274	223,892
Proved Undeveloped
United States	—	—	—
Colombia	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	96,513	764,274	223,892

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$1,174,132	$—	$1,174,132
Standardized measure (3)	$1,174,132	$—	$1,174,132

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2020. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2020. The average prices utilized for purposes of estimating our proved reserves were $37.83 per barrel of oil and $1.82 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 and Standard Measure estimates, set forth above were prepared by Russell K. Hall & Associates, Inc. for our Permian Basin, Texas reserves.

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

Our reserve engineering firm used a combination of production and pressure performance, simulation studies, offset analogies, seismic data and interpretation, geophysical logs and core data to calculate our reserves estimates.

Proved Undeveloped Reserves

The following table summarizes activity within our proved undeveloped reserve category for the year ended December 31, 2020:

For the Year Ended December 31, 2020
Proved undeveloped reserves (Boe):
Beginning of year	282,123
Decrease due to evaluation reassessments	(282,123)
End of year	—

The decrease in proved undeveloped reserves during the year ended December 31, 2020 was attributable to evaluation reassessments relating to our Reeves County, Texas acreage.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions, but excluding acreage in which we hold a royalty interest but no working interest), categorized by geographical area, which we held as of December 31, 2020:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	2,043	440	5,456	1,103
Colombia	—	—	1,031,610	56,111
Total	2,043	440	1,037,066	57,214

Developed acreage is comprised of leased acres that are within an area spaced by or assignable to a productive well and acreage in which we hold a mineral interest with no potential development related lease expirations. Undeveloped acreage is comprised of leased acres with defined remaining terms and not within an area spaced by or assignable to a productive well.

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

The leases and concessions comprising the U.S. undeveloped acreage set forth in the table above relate primarily to our Northern Shelf acreage which is comprised of a large number of leases most having primary terms of three years and will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production.

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

Marketing

At December 31, 2020, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2020, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

Company and Organization Risks

We have experienced recurring operating losses and may not attain profitability; attainment of profitability will require successful drilling and development operations to support substantial increases in production and revenues.

We have incurred losses from operations in each year since 2011 and, at December 31, 2020, had an accumulated deficit of $72,021,911. While we have implemented cost control initiatives that have brought down our cash overhead in recent years, our ability to attain profitability is substantially dependent upon increasing our production and production revenues while continuing to control costs. In order to increase production and revenues, we will need to successfully drill new wells on our existing, or future acquired, acreage at a pace, and with results, significantly greater than in recent years. If, for any reason, we are unable to substantially increase our production and revenues, while controlling drilling costs and overhead, we may never attain, or sustain, profitability. Our ability to so increase production and revenues and attain profitability is subject to all of the other risks of oil and gas operations as well as our ability to fund our share of drilling and development operations.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas, including changes in demand resulting from general and specific economic conditions relating to the business cycle and other factors (e.g., global health pandemics such as COVID-19);

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

●	the price and quantity of imports of foreign oil and natural gas;

●	political conditions, including embargoes, in or affecting other oil-producing activity;

●	the level of global oil and natural gas exploration and production activity;

●	the level of global oil and natural gas inventories;

●	weather conditions;

●	technological advances affecting energy consumption, including renewable energy initiatives that result in energy consumption transitioning away from fossil fuels; and

●	the price and availability of alternative fuels.

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

The COVID-19 pandemic materially adversely affected our operations during 2020 and may continue to adversely affect our operations for the foreseeable future.

In early 2020, global health care systems and economies began to experience historic strain from the spread of the COVID-19 coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to, and did, slow with a resulting forecast of a decline in oil and gas demand. As a result, global energy prices declined precipitously. The decline in prices adversely affected our revenues and profitability in 2020 and, while energy prices have partially recovered, may adversely affect the economics of our existing wells and planned future wells, possibly resulting in impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

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

Our financial resources are limited and may not be adequate to fully drill and develop our acreage or to consummate any meaningful acquisition. While our available funds as of March 29, 2021 are expected to be adequate to fund our share of well costs on wells expected to be drilled, as of that date, during 2021, our funds on hand are not expected to be adequate to support a long-term drilling and development plan with respect to our existing acreage holdings, should such a plan be implemented.

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

Oil and Gas Operating Risks

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

Decisions made by our operators may be different than those we would make reflecting priorities different than our priorities and may materially adversely affect our operating results and financial position, including potential declines in production and revenues from properties, declines in value of properties and lease expirations, among other potential consequences.

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

We have historically been focused on development of a small number of geographically concentrated prospects. Accordingly, we lack diversification with respect to the nature and geographic location of our holdings. As a result, we are exposed to higher dependence on individual resource plays and may experience substantial losses should a single individual prospect prove unsuccessful. At December 31, 2020, we owned interests in 1,543 net acres and 0.675 net wells in the United States and 56,111 net acres and no wells in Colombia. While we have resumed activities in Colombia with the acquisition of an interest in the CPO-11 block, our production, revenues and profitability for the foreseeable future are expected to be highly dependent upon the results of existing and future wells we may drill in the Permian Basis. In order grow our revenues and improve profitability, we must continue to drill productive wells. If existing wells, or future wells we may drill, in the Permian Basin perform below expectations, we may experience flat or declining production and revenues and may be unable to attain profitability.

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

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

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

Our operations will be subject to environmental and other government laws, regulations and policies that are costly, could potentially subject us to substantial liabilities and potentially result in decreased demand for products.

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

In addition, many countries as well as several states and regions of the U.S. have agreed to regulate emissions of “greenhouse gases” and have adopted policies to actively promote alternative energy “green energy” sources that are specifically designed to replace fossil fuels. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning of natural gas and oil, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and “green energy” initiatives could substantially reduce demand for our products in the future.

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

International Operations Risks

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

Stock Related Risks

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

We may from time to time be a party to lawsuits incidental to our business. As of March 29, 2021, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “HUSA.”

Holders

As of March 29, 2021, there were approximately 876 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	730,973	$5.07	533
Equity compensation plans not approved by security holders (2)	54,000	1.45	446,000

	784,973	$4.82	446,533

(1)	Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2017 Equity Incentive Plan.
(2)	Consists of shares reserved for issuance and shares remaining available for grant under the Houston American Energy Corp. 2021 Equity Incentive Plan, all of which issuances are subject to approval of such plan by shareholders of Houston American Energy.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Lease Activity

Permian Basin. In 2018, we acquired a 12.5% working interest, subject to a proportionate 10% back-in after payout, in an approximately 650-acre lease block in Yoakum County, Texas. The acreage lay in the Midland Basin region of the larger Permian Basin. During 2020, we acquired a 100% working interest in 46.1 acres adjoining our Yoakum County acreage. Pursuant to an area of mutual interest agreement among the partners in our Yoakum County acreage, we will offer to our partners the right to participate in the 46.1-acre block.

In 2019, we acquired, for $587,100, a 20% working interest in an approximately 5,871-acre lease block in the Northern Shelf of the Permian Basin in Texas. We were required to pay 26.667% of costs on the initial well on the block through the point at which the well is drilled, completed, equipped and ready for operation, production or disposal. Pursuant to the agreement to acquire such interest, we also secured the right to participate, at cost and for a period of five years, in a 20,367-acre area of mutual interest (the “Hockley County AMI”), including the acquired lease block. During 2020, pursuant to our rights with respect to the Hockley County AMI, we acquired a 20% working interest in two blocks totaling 820 gross acres. After giving effect to such acquisitions and various lease expirations within the block, our acreage position in the Northern Shelf of the Permian Basin covered approximately 5,080 gross acres at December 31, 2020.

In 2020, we experienced a lease expiration with respect to undeveloped acreage in Reeves County, Texas, reducing our acreage holdings to 480 gross acres at December 31, 2020.

Louisiana. In 2020, we sold our interest in two marginal wells and associated acreage in Louisiana for nominal consideration and relief from plugging and abandonment liability. Also during 2020, the lease pertaining to acreage associated with our Crown Paper #01 well in East Baton Rouge Parish, Louisiana was amended reducing our royalty interest with respect to the acreage to 20%.

Colombia. In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”). Pursuant to the terms of the Hupecol Meta Acquisition, we paid total consideration of approximately $197,000. During 2020, we invested an additional $63,405 in Hupecol Meta. In early 2021, we agreed to contribute an additional $99,716 to Hupecol Meta, increasing our ownership interest to 7.85%.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. As a result of Hupecol Meta’s 2021 purchase of additional interest in the CPO-11 block and our agreement to increase our ownership interest in Hupecol Meta, through our membership interest in Hupecol Meta, we will hold a 6.99% interest in the Venus Exploration Area and a 3.495% interest in the remainder of the block.

Drilling Activity and Well Operations

During 2020, we drilled the Frost #2H well in Yoakum County, Texas, reaching total depth of approximately 10,230 feet, including an approximately 5,363-foot horizontal leg. The well was fractured, production facilities constructed and the well came on production in September 2020 at which time oil production commenced while the well commenced unloading of frac fluid.

During 2020, we drilled the Lou Brock #1-H well in Hockley County, Texas, reaching total depth of approximately 10,750 feet, including an approximately 5,950-foot horizontal leg. As a result of hydraulic fracturing, the well has been shut-in pending evaluation of options to remedy those issues.

During 2020, Hupecol Meta drilled the 5,658-foot Montuno-1 vertical well on the CPO-11 block in Colombia. The drilling operation resulted in a dry hole.

During 2020, the O’Brien #3-H well in Reeves County, Texas was shut-in for repairs for approximately five months and was shut-in at year-end.

During 2020, the Crown Paper #01 well, in East Baton Rouge Parish, Louisiana, underwent a failed rework. The well operator has proposed to recomplete the well in a different zone. We hold a royalty interest in the subject acreage.

Capital Investments

During 2020, our capital investment expenditures for acreage acquisitions, drilling, completion and related operations, as well as investments in Hupecol Meta, totaled $1,573,272, principally relating to acreage in the Permian Basin.

Reverse Stock Split

In July 2020, we amended our Certificate of Incorporation to effect a 1-for-12.5 reverse split (the “Reverse Split”) of our common stock. All references to shares of common stock and per share data for all periods in this Management Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented in the financial statements.

Financing Activities

During 2019, 2020 and early 2021, we undertook the following financing activities to support our acquisitions of additional acreage positions and to support drilling operations:

2019 At-the-Market Offering. In May 2019, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with WestPark Capital pursuant to which we could sell, at our option, up to an aggregate of $5.2 million in shares of common stock through WestPark Capital, as sales agent. Sales of shares under the Sales Agreement (the “2019 ATM Offering”) were made, in accordance with placement notices delivered to WestPark Capital, which notices set parameters under which shares could be sold. The 2019 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid WestPark a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2019 ATM Offering. Additionally, we reimbursed WestPark Capital for $18,000 of expenses incurred in connection with the 2019 ATM Offering.

During 2019, we sold an aggregate of 277,800 shares in the 2019 ATM Offering and received proceeds, net of commissions, of $606,960. During 2020, we sold an aggregate of 1,684,760 shares in the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $4,375,594 and collected $58,575 of subscriptions receivable attributable to shares sold under the 2019 ATM Offering during 2019.

2021 At-the-Market Offering. In January 2021, we entered into a Sales Agreement with Univest Securities, LLC (“Univest”) pursuant to which we could sell, at our option, up to an aggregate of $4,768,428 in shares of common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 ATM Offering. Additionally, we reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 ATM Offering.

During January 2021, we sold an aggregate of 2,108,520 shares in the 2021 ATM Offering and received proceeds, net of commissions, of $4,625,361.

2021 Supplemental At-the-Market Offering. In February 2021, we entered into a second Sales Agreement with Univest pursuant to which we could sell, at our option, up to an aggregate of $2,030,000 in shares of common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 Supplemental ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 Supplemental ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 Supplemental ATM Offering. Additionally, we reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 Supplemental ATM Offering.

During February 2021, we sold an aggregate of 813,100 shares in the 2021 Supplemental ATM Offering and received proceeds, net of commissions, of $1,969,092.

Conversion and Redemption of Preferred Stock. In February 2021, 60 shares of 12% Series A Convertible Preferred Stock were converted into 24,000 shares of our common stock and we redeemed all remaining outstanding shares of our 12% Series A Convertible Preferred Stock and 12% Series B Convertible Preferred Stock for $1.97 million plus accrued dividends totaling $32,700.

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

During 2019 and 2020, interest expense paid in cash totaled $21,439 and $3,350, respectively, and interest expense attributable to amortization of debt discount totaled $152,533 and $23,467, respectively. The Bridge Loan Notes were repaid in full in January 2020.

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

In 2020, we received payments totaling $164,706, net, representing recoveries of escrowed funds relating to the previously written-off escrow receivables. As a result of the receipt of such funds, we recorded non-recurring other income in the amount of $164,706 in 2020.

COVID-19

In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 Coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting decline in oil and gas demand and prices. Such decline in prices adversely affected our revenues and profitability in 2020 and, if price declines persist, will adversely affect the economics of our existing wells and planned future wells, possibly resulting in impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2020. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2019 and 2020:

	At December 31, 2019	At December 31, 2020
Acquisition costs	$279,177	$1,647,196
Evaluation costs	2,199,279	2,334,609

Total	$2,478,456	$3,981,805

The carrying value of unevaluated oil and gas prospects includes $2,343,126 and $2,343,126 expended for properties in South America at December 31, 2019 and 2020, respectively. We are maintaining our interest in these properties.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Oil and Gas Revenues. Total oil and gas revenues decreased 45% to $552,345 in 2020 from $997,992 in 2019. The decrease in revenues was attributable to a combination of lower production, lower average prices realized from oil and gas sales and decreased royalties from our Crown Paper well.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2019 and 2020:

	2019	2020
Gross producing wells	4	4
Net producing wells	0.49	0.68
Net oil production (Bbls)	13,674	11,385
Net gas production (Mcf)	116,629	69,433
Oil—Average sales price per barrel	$55.73	$35.63
Gas—Average sales price per mcf	$2.02	$1.14

The change in gross/net producing wells resulted from cessation of operation, and the ultimate sale, of two uneconomical wells in Louisiana, offset by the commencement of operations of two wells in Yoakum County, Texas. The decrease in production was principally attributable to the shut-in of our O’Brien #3-H well for repair and natural decline in production from our Reeves County, Texas wells, partially offset by production from two Yoakum County wells commencing in mid-2019 and the last week of the 2020 third quarter.

The change in average sales prices realized reflects the steep decline, and partial recovery, in global commodity prices associated with a decline in energy demand associated with the COVID-19 pandemic.

Royalties from our Crown Paper well decreased from approximately $28,558 in 2019 to $13,875 in 2020. The Crown Paper well underwent an unsuccessful rework in October 2020. No future royalties are expected from the Crown Paper well unless and until the well is successfully recompleted by the operator.

All oil and gas sales and royalty revenues are attributable to U.S. operations.

Lease Operating Expenses. Lease operating expenses decreased 49% to $403,974 in 2020 from $789,708 in 2019.

The decrease in lease operating expenses was attributable to reduced production and reduced severance taxes due to lower sales.

All lease operating expenses during 2019 and 2020 were attributable to U.S. operations.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 17% to $364,810 in 2020 from $438,553 in 2019. The decrease in depreciation and depletion during 2020 was due to a decline in production volumes partially offset by an increase in capitalized costs subject to amortization and commencement of production from our Yoakum County, Texas wells.

Impairment Expense. Impairment expense totaled $2,519,032 in 2020 compared to $745,691 in 2019. The impairment expense for both periods was due to a decrease in the market price of oil and gas as well as downward adjustments to the projected future production from our wells.

General and Administrative Expenses (Excluding Stock-Based Compensation). General and administrative expense decreased by 25% to $1,012,717 in 2020 from $1,357,723 in 2019. The change in general and administrative expense was primarily attributable to a decrease in insurance expense, partially offset by increased exchange listing fees and professional fees.

Stock-Based Compensation. Stock-based compensation increased to $434,581 in 2020 from $156,091 in 2019. The change was attributable to the issuance of fully vested stock options during 2020.

Other Income (Expense). Other income/expense, net, totaled $145,695 of income during 2020, compared to $182,011 of expense during 2019. Other income during 2020 consisted of $12,748 of interest earned on cash balances and $164,706 of other income arising from the recovery of escrowed funds previously written-off, partially offset by interest expense of $31,759 relating to the Bridge Loan Notes. Other expense during 2019 consisted of $1,961 of interest income, offset by interest expense of $183,972 relating to the Bridge Loan Notes and the OID Note.

Financial Condition

Liquidity and Capital Resources. At December 31, 2020, we had a cash balance of $1,242,560 and working capital of $1,142,512, compared to a cash balance of $97,915 and a deficit in working capital of $748,426 at December 31, 2019.

Cash Flows. Operating activities used cash of $864,787 during 2020, compared to $725,019 used during 2019. The change in cash flows from operating activities was attributable to changes in net operating assets and liabilities partially offset by a reduction in cash expenses that exceeded the decline in revenues.

Investing activities used cash of $1,571,785 during 2020, compared to $889,328 used during 2019. The increase in cash used in investing activities reflects increased development and acquisition costs, which, during 2020, included the cost of acquisition, evaluation, and development of U.S. properties ($1,503,349), attributable to acreage acquired in the Northern Shelf of the Permian Basin in Texas, (2) drilling and development operations in the U.S. Permian Basin ($6,527), and (3) investments in Hupecol Meta relating to drilling operations in Colombia ($63,396), partially offset by cash proceeds from the sale of certain oil and gas properties ($1,487). During 2019, our development and acquisition costs totaled $692,319 and the acquisition of our interest in the Hupecol Meta LLC cost $197,009.

Financing activities provided cash of $3,581,217 during 2020, compared to $956,560 provided during 2019. During 2020, cash provided by financing activities was attributable to funds received from the sale of common stock under our 2019 ATM Offering, totaling $4,434,169, partially offset by repayment of Bridge Loan Notes in the amount of $621,052 and payment of dividends on our preferred stock of $231,900. During 2019, cash provided by financing activities consisted of sales of common stock in our 2019 ATM Offering of $606,960, sales of Bridge Loan Notes of $590,000 and sales of the OID Note of $90,000, partially offset by distributions with respect to outstanding preferred stock of $230,400 and repayment of the OID Note of $100,000.

Long-Term Liabilities. At December 31, 2020, we had long-term liabilities of $171,791, compared to $263,596 at December 31, 2019. Long-term liabilities, as of December 31, 2020, consisted of a reserve for plugging costs of $63,929 and a lease liability of $107,862.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our newly acquired Colombian acreage. Given the current economic environment and the current COVID-19 pandemic, all planned additional acquisition, drilling and development operations were deferred from March 2020 through June 30, 2020 pending improved conditions. We selectively resumed acquisition, drilling and development operations during the third quarter of 2020 with the acquisition in July 2020, for $33,228, of a 20% working interest in additional acreage in Hockley County, fracking operations on our Frost #2H well, the commencement of drilling operations on our San Andres acreage, and the acquisition in October 2020, for $25,194, of a 20% interest in further additional acreage in Hockley County. The actual timing and number of well operations undertaken during 2021 will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

During 2020, we invested $1,573,272 for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition, evaluation, and development of U.S. properties ($1,503,349), attributable to acreage acquired in the Northern Shelf of the Permian Basin in Texas, (2) drilling and development operations in the U.S. Permian Basin ($6,527), and (3) investments in Hupecol Meta relating to drilling operations in Colombia ($63,396). Of the amount invested, we capitalized $1,503,349 to oil and gas properties not subject to amortization, capitalized $6,527 to oil and gas properties subject to amortization and capitalized $63,396 as additional investment in Hupecol Meta.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

With our receipt, during 2020, of $4.4 million from sales of common stock under our 2019 ATM Offering and our receipt in early 2021 of $6.5 million from sales of common stock under our 2021 ATM Offering and 2021 Supplemental ATM Offering, we believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during 2021. We used a portion of those funds in early 2021 to fund redemption of our 12% Series A Convertible Preferred Stock and 12% Series B Convertible Preferred Stock at an approximate cost of $1.97 million.

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

Contractual Obligations. At December 31, 2020, our only material contractual obligation requiring determinable future payments on our part was our lease relating to our executive offices.

The following table details our contractual obligations as of December 31, 2020:

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Operating leases	$245,638	$133,087	$112,551	$—	$—
Total	$245,638	$133,087	$112,551	$—	$—

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2020.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy this material weakness, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers

Our executive officers as of December 31, 2020, and their ages and positions as of that date, are as follows:

Name	Age	Position
John Terwilliger	73	President and Chief Executive Officer

John Terwilliger has served as our President and CEO, and as a director, since December 2020. Mr. Terwilliger is the company’s founder and served as its President, Chief Executive Officer and Chairman of the Board from 2001 to 2015 and continued, in a non-executive role, to provide oil and gas prospect and operations services to the company from 2015 until his appointment as an officer in 2020. Mr. Terwilliger has more than 40 years’ experience in oil and gas management and operations.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.

2.	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
1.1	At-the-Market Issuance Sales Agreement, dated May 9, 2019, by and between Houston American Energy Corp. and WestPark Capital, Inc.	8-K	05/09/19	1.1

1.2	At-the-Market Issuance Sales Agreement, dated January 26, 2021, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	01/27/21	1.1

1.3	At-the-Market Issuance Sales Agreement, dated February 3, 2021, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	02/03/21	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

3.4	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed July 21, 2020	8-K	07/17/20	3.1

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

4.2	Certificate of Designations of 12.0% Series A Convertible Preferred Stock	8-K	02/02/17	4.1

4.3	Certificate of Designations of 12.0% Series B Convertible Preferred Stock	8-K	05/08/17	4.1

10.1	Form of 2019 Bridge Loan Agreement	8-K	09/20/19	10.1

10.2	Form of 2019 Bridge Loan Note	8-K	09/20/19	10.2

10.3	Form of 2019 Warrant	8-K	09/20/19	10.3

10.4	Houston American Energy Corp. 2008 Equity Incentive Plan*	Sch 14A	04/28/08	Ex A

10.5	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.6	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.7	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP				X

23.2	Consent of Russell K. Hall & Associates, Inc.				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Russell K. Hall & Associates, Inc.				X

*	Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated:	March 31, 2021
		By:	/s/ John Terwilliger
John Terwilliger President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Terwilliger	Chief Executive Officer, President and Director
John Terwilliger	(Principal Executive Officer and Principal Financial Officer)	March 31, 2021

/s/ James Schoonover	Director	March 31, 2021
James Schoonover

/s/ Stephen Hartzell	Director	March 31, 2021
Stephen Hartzell

/s/ Keith Grimes	Director	March 31, 2021
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Houston American Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, depletion and amortization and impairment of oil and gas properties

At December 31, 2020, the net carrying value of the Company’s oil and gas properties was $5.0 million, depreciation, depletion and amortization (“DD&A”) expense was $0.4 million, and impairment expense was $2.5 million for the year then ended. As described in Note 1, the Company follows the full cost method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal and external reservoir engineers. Under the full cost method, a ceiling test is performed each quarter. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A, impairment, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves. If capitalized costs exceed this limit, the capitalized cost is reduced to fair value.

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Additionally, the expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes from estimated oil and gas reserves. Significant judgment is required by the Company’s internal and external reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates for select properties as of December 31, 2020.

Auditing the Company’s DD&A and impairment calculations is complex because of the use of the work of the internal reservoir engineers and the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating oil and gas reserves.

We obtained an understanding of the Company’s controls over its process to calculate DD&A and impairment, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers primarily responsible for the preparation of the reserve estimates for select properties. In addition, in assessing whether we can use the work of the engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating oil and gas reserves by agreeing them to source documentation, and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management’s development plan for compliance with the SEC rule that undrilled locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time, by assessing consistency of the development projections with the Company’s development plan and the availability of capital relative to the development plan. We also tested the mathematical accuracy of the DD&A and impairment calculations, including comparing the oil and gas reserve amounts used in the calculations to the Company’s reserve reports.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2010.

Houston, Texas
March 31, 2021

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2020
ASSETS
CURRENT ASSETS
Cash	$97,915	$1,242,560
Accounts receivable – oil and gas sales	80,195	95,763
Prepaid expenses and other current assets	39,505	35,845

TOTAL CURRENT ASSETS	217,615	1,374,168

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,068,240	61,089,737
Costs not being amortized	2,478,456	3,981,805
Office equipment	90,004	90,004

Total	63,633,534	65,161,546
Accumulated depletion, depreciation, amortization, and impairment	(57,267,145)	(60,150,988)

PROPERTY AND EQUIPMENT, NET	6,369,555	5,010,558

Cost method investment	197,009	260,405
Right of use asset	281,489	194,123
Other assets	3,167	3,167

TOTAL ASSETS	$7,068,835	$6,842,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$270,119	$120,140
Accrued expenses	447	939
Notes payable – related party, net of debt discount	597,585	—
Short-term lease liability	97,890	110,577

TOTAL CURRENT LIABILITIES	966,041	231,656

LONG-TERM LIABILITIES
Lease liability, net of current portion	219,410	107,862
Reserve for plugging and abandonment costs	44,186	63,929

TOTAL LONG-TERM LIABILITIES	263,596	171,791

TOTAL LIABILITIES	1,229,637	403,447

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized
Series A Convertible Redeemable Preferred Stock, Par value $0.001; 2,000 shares authorized; 1,085 and 1,085 shares issued and outstanding, respectively; liquidation preference of $1,085,000	1	1
Series B Convertible Redeemable Preferred Stock, Par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $835,000	1	1
Common stock, par value $0.001; 12,000,000 shares authorized 5,275,816 and 6,977,718 shares issued and outstanding	5,276	6,977
Additional paid-in capital	73,877,332	78,453,906
Subscription receivable	(58,575)	—
Accumulated deficit	(67,984,837)	(72,021,911)

TOTAL SHAREHOLDERS’ EQUITY	5,839,198	6,438,974

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,068,835	$6,842,421

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2020

	2019	2020
REVENUES
Oil and gas revenue	$997,992	$552,345

Total operating revenue	997,992	552,345

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	789,708	403,974
General and administrative expense	1,357,723	1,447,298
Depreciation and depletion	438,553	364,810
Impairment expense	745,691	2,519,032

Total operating expenses	3,331,675	4,735,114

Loss from operations	(2,333,683)	(4,182,769)

OTHER INCOME (EXPENSE)
Interest income	1,961	12,748
Other income	—	164,706
Interest expense	(183,972)	(31,759)

Total other income (expense), net	(182,011)	145,695

Loss before taxes	(2,515,694)	(4,037,074)

Income tax expense (benefit)	—	—

Net loss	(2,515,694)	(4,037,074)

Dividends to Series A and B Preferred shareholders	(230,400)	(231,900)

Net loss attributable to common shareholders	$(2,746,094)	$(4,268,974)

Basic and diluted net loss per common share outstanding	$(0.52)	$(0.62)

Basic and diluted weighted average number of common shares outstanding	5,275,812	6,939,305

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2020

					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance at December 31, 2018	1,920	$2	4,994,011	$4,994	$73,141,440	$—	$(65,469,143)	$7,677,293

Issuance of common stock for cash, net	—	—	277,800	278	665,257	(58,575)	—	606,960
Stock-based compensation	—	—	4,000	4	156,087	—	—	156,091
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(230,400)	—	—	(230,400)
Debt discount from issuance of warrants as debt inducement	—	—	—	—	144,948			144,948
Net loss	—	—	—	—	—	—	(2,515,694)	(2,515,694)

Balance at December 31, 2019	1,920	2	5,275,811	5,276	73,877,332	(58,575)	(67,984,837)	5,839,198

Issuance of common stock for cash, net	—	—	1,684,763	1,684	4,373,910	58,575	—	4,434,169
Stock-based compensation	—	—	—	—	434,581	—	—	434,581
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(231,900)	—	—	(231,900)
Rounding of common stock due to reverse split	—	—	17,144	17	(17)	—	—	—
Net loss	—	—	—	—	—	—	(4,037,074)	(4,037,074)

Balance at December 31, 2020	1,920	$2	6,977,718	$6,977	$78,453,906	$—	$(72,021,911)	$6,438,974

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2020

	2019	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,515,694)	$(4,037,074)

Adjustments to reconcile net loss to net cash (used in) provided by operations
Depreciation and depletion	438,552	364,810
Impairment of oil and gas properties	745,691	2,519,032
Accretion of plugging and abandonment costs	5,432	3,286
Stock-based compensation	156,091	434,581
Amortization of right of use asset	76,495	87,366
Amortization of debt discount	162,533	23,467
Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable	55,847	(15,568)
Decrease in prepaid expense and other current assets	26,876	3,660
Increase/(decrease) in accounts payable and accrued expenses	305,697	(136,799)
Decrease in operating lease liability	(182,539)	(111,548)

Net cash used in operating activities	(725,019)	(864,787)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(692,319)	(1,509,876)
Proceeds from sale of mineral interest	—	1,487
Payments for the acquisition of cost method investment	(197,009)	(63,396)

Net cash used in investing activities	(889,328)	(1,571,785)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable, net of debt discount	680,000	—
Repayments of notes payable	(100,000)	(621,052)
Proceeds from issuance of common stock for cash, net of offering costs	606,960	4,434,169
Payment of preferred stock dividends	(230,400)	(231,900)
Net cash provided by financing activities	966,560	3,581,217

(DECREASE) INCREASE IN CASH	(657,787)	1,144,645
Cash, beginning of year	755,702	97,915

Cash, end of year	$97,915	$1,242,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21,439	$3,350
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement obligations, net	$—	$17,082
Debt discount from issuance of warrants as debt inducement	$144,948	$—

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $4,037,074 for the year ended December 31, 2020. As a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, oil and gas demand and prices realized from oil and gas sales declined sharply and have only partially recovered as of December 31, 2020, with such demand and price declines expected to persist until governments worldwide are confident that the pandemic is adequately contained to permit renewed economic activity. Depending upon the duration of the pandemic and the resulting global economic slowdown, the Company may incur continuing declines in revenues and increased losses, associated from lower demand for energy and resulting depressed oil and gas prices. However, during 2020, the Company raised a total, net of offering costs, of $4.3 million in its ATM offering and, during January and February 2021, the Company raised an additional $6.5 million, net of offering costs, in additional ATM offerings.

The Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations, as well as mitigate the immediate impact of COVID-19, for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2021 will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months when purchased. As of December 31, 2019 and 2020, the Company had no cash equivalents outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and marketable securities (if any). The Company had cash deposits of $908,997 in excess of the FDIC’s current insured limit of $250,000 at December 31, 2020 for interest bearing accounts. The Company also had cash deposits of $2,547 in Colombian banks at December 31, 2020 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the years ended December 31, 2019 and 2020, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2019	2020
Series A Convertible Preferred Stock	434,000	434,000
Series B Convertible Preferred Stock	185,644	185,644
Stock warrants	98,400	98,400
Stock options	480,973	784,977
Totals	1,199,017	1,503,021

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary. In evaluating the need for an allowance, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made. As of December 31, 2019 and 2020, the Company evaluated their receivables and determined that no allowance was necessary.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $438,552 and $364,810 for the years ended December 31, 2019 and 2020, respectively, and accumulated amortization, depreciation and impairment was $57,177,141 and $60,060,984 at December 31, 2019 and 2020, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2020 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2019 and 2020, the Company recorded impairments of oil and gas properties totaling $745,691 and $2,519,032, respectively. The current year ceiling test write-down was primarily related to a decline in energy prices during 2020.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Office equipment having an original cost basis of $90,004 was fully depreciated as of January 1, 2019. Therefore, the related depreciation expense was $0 and $0 for 2019 and 2020, respectively, and accumulated depreciation was $90,004 and $90,004 at December 31, 2019 and 2020, respectively.

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

Uncertain Tax Positions

The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters, including any interest or penalties. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results. There were no liabilities recorded for uncertain tax positions at December 31, 2020 and 2019.

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

The Company’s Permian Basin, Texas properties accounted for all of the Company’s drilling operations and substantially all of its oil and gas investments in 2019 and 2020. In the event of a significant negative change in operations or operating outlook pertaining to the Company’s Permian Basin properties, the Company may be forced to abandon or suspend such operations, which abandonment or suspension could be materially harmful to the Company.

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

For 2020, the Company’s oil production from the its mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2019 and 2020, respectively.

Recent Accounting Developments

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2020 through the date the consolidated financial statements were issued.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended December 31, 2019 and 2020:

	Year Ended December 31,
	2019	2020
Oil sales	$762,039	$381,611
Natural gas sales	79,889	62,103
Natural gas liquids sales	156,064	108,631
Total revenue from customers	$997,992	$552,345

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2019 or 2020.

NOTE 3—ESCROW RECEIVABLE

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

In October 2020, the Company received payments totaling $164,706 representing recoveries of escrowed funds related to the previously written-off escrow receivables. As a result of the receipt of such funds, the Company recorded non-recurring other income of $164,706 during 2020 on the statement of operations.

NOTE 4—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2020 included the following:

	United States	South America	Total

Evaluated properties being amortized	$11,645,084	$49,444,654	$61,089,738
Accumulated depreciation, depletion, amortization and impairment	(10,616,331)	(49,444,654)	(60,060,985)
Net capitalized costs	$1,028,753	$—	$1,028,753

Evaluated oil and gas properties subject to amortization at December 31, 2019 included the following:

	United States	South America	Total

Evaluated properties being amortized	$11,613,538	$49,454,702	$61,068,240
Accumulated depreciation, depletion, amortization and impairment	(7,722,439)	(49,454,702)	(57,177,141)
Net capitalized costs	$3,891,099	$—	$3,891,099

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2020 included the following:

	United States	South America	Total

Leasehold acquisition costs	$1,503,349	$143,847	$1,647,196
Geological, geophysical, screening and evaluation costs	135,330	2,199,279	2,334,609
Total	$1,638,679	$2,343,126	$3,981,805

Unevaluated oil and gas properties not subject to amortization at December 31, 2019 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$143,847	$143,847
Geological, geophysical, screening and evaluation costs	135,330	2,199,279	2,334,609
Total	$135,330	$2,343,126	$2,478,456

During 2020, the Company invested $1,573,272 for the acquisition and development of oil and gas properties, consisting of (1) cost of acquisition, evaluation, and development of U.S. properties ($1,503,349), attributable to acreage acquired in the Northern Shelf of the Permian Basin in Texas which have been classified as oil and gas properties not subject to amortization, (2) drilling and development operations in the U.S. Permian Basin ($6,527) which have been classified as oil and gas properties subject to amortization, and (3) investments in Hupecol Meta LLC (“Hupecol Meta”) relating to drilling operations in Colombia ($63,396). Of the amount invested, we capitalized $1,503,349 to oil and gas properties not subject to amortization, capitalized $6,527 to oil and gas properties subject to amortization and capitalized $63,396 as additional investment in Hupecol Meta, reflected in the cost method investment on the Company’s balance sheet.

The Company also sold its interests in two marginal wells and associated acreage in Louisiana for nominal consideration and relief from the related asset retirement obligations.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

The following table describes changes in our asset retirement liability (“ARO”) during each of the years ended December 31, 2019 and 2020.

	2019	2020

ARO liability at January 1	$38,754	$44,186
Additions from new drilling	—	26,685
Dispositions from sales of oil and gas properties	—	(10,677)
Changes in estimates	—	449
Accretion expense	5,432	3,286

ARO liability at December 31	$44,186	$63,929

NOTE 6 – NOTES PAYABLE

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

During 2020, interest expense paid in cash totaled $3,350, and interest expense attributable to amortization of debt discount totaled $23,467. The Bridge Loan Notes were repaid in full in January 2020.

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

NOTE 7—STOCK-BASED COMPENSATION

In 2008, the Company adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan”). The terms of the 2008 Plan, as amended in 2012 and 2013, allow for the issuance of up to 480,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock.

In 2017, the Company adopted the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan”). The terms of the 2017 Plan allow for the issuance of up to 400,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

In 2021, the Company adopted, subject to approval by shareholders within 12 months, the Houston American Energy 2021 Equity Incentive Plan (the “2021 Plan” and, together with the 2008 Plan and the 2017 Plan, the “Plans”). The terms of the 2021 Plan allow for the issuance of up to 500,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

Stock Option Activity

In June 2019, options to purchase an aggregate of 88,000 shares of common stock were granted to the Company’s directors and to a non-executive employee. The options have a ten-year life and are exercisable at $2.70625 per share, the market price on the date of grant. 80,000 of the options vest one year from the date of grant. 8,000 of the options vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $200,562 based on the Black-Scholes Option Pricing model with the following parameters: (1) risk-free interest rate of 2.1%; (2) expected life in years of 10; (3) expected stock volatility of 85.7%; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In July 2020, options to purchase an aggregate of 8,000 shares of common stock were granted to the Company’s directors. The options have a ten-year life and are exercisable at $1.61 per share. The options vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $13,080 based on the Black-Scholes Option Pricing model with the following parameters: (1) risk-free interest rate of 0.64% based on the applicable US Treasury bill rate; (2) expected life in years of 10; (3) expected stock volatility of 97.34% based on the trading history of the Company; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

In November 2020, options to purchase an aggregate of 300,000 shares of common stock were granted to the Company’s chief executive officer and to a non-executive employee. The options have a ten-year life and are exercisable at $1.45 per share. 246,000 of the options were granted under the 2017 Plan and vested on the date of grant and 54,000 of the options vest on approval of the 2021 Plan by shareholders. Assessment of the 2021 Plan options is not determinable by the Company until such time as the plan is approved by the shareholders. The grant date fair value of the stock options under the 2017 Plan was $320,160 based on the Black-Scholes Option Pricing model with the following parameters: (1) risk-free interest rate of 0.00% based on the applicable US Treasury bill rate; (2) expected life in years of 10; (3) expected stock volatility of 103.29% based on the trading history of the Company; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Option activity during 2019 and 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	398,306	$9.625
Granted	88,000	$2.75
Forfeited	(5,333)	$8.50

Outstanding at December 31, 2019	480,973	$8.50
Granted (1)	254,000	$1.46
Forfeited	(4,000)	$176.00

Outstanding at December 31, 2020	730,973	$5.07	6.73	$74,920
Exercisable at December 31, 2020	711,244	$5.13	6.69	$74,024

(1)	Excludes 54,000 of options granted in November 2020 under the Company’s 2021 Plan, which is pending shareholder approval and which decision is outside the Company’s control.

During 2019 and 2020, the Company recognized $156,091 and $434,581, respectively, of stock-based compensation expense attributable to a stock grant and outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

Excluding the stock options granted under the 2021 Plan, as of December 31, 2020, non-vested options totaled 19,733 and total unrecognized stock-based compensation expense related to non-vested stock options was $15,110. The related unrecognized expense is expected to be recognized over a weighted average period of 0.34 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2020 is 6.73 years and 6.69 years, respectively.

As of December 31, 2020, there were 446,553 shares of common stock available for issuance pursuant to future stock or option grants under the Plans, including 446,000 shares issuable under the 2021 Plan subject to shareholder approval of the 2021 Plan.

Stock-Based Compensation Expense

The following table reflects stock-based compensation recorded by the Company for 2019 and 2020:

	2019	2020

Stock-based compensation expense from stock options and warrants included in general and administrative expense	$156,091	$434,581
Earnings per share effect of stock-based compensation expense	$(0.00)	$(0.06)

NOTE 8 – CAPITAL STOCK

Common Stock - At-the-Market Offerings

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

During the year ended December 31, 2019, in connection with the 2019 ATM Offering, the Company sold an aggregate of 277,800 shares of its common stock and received net proceeds of $606,960, net of commissions and expenses.

During the year ended December 31, 2020, in connection with the 2019 ATM Officering, the Company (1) sold an aggregate of 1,684,760 shares in connection with the 2019 ATM Offering and received proceeds, net of commissions and expenses, of $4,376,549, and (2) collected $58,575 of subscription receivable attributable to shares sold under the 2019 ATM Offering during 2019.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. As of December 31, 2020, the Company had 1,085 shares of 12.0% Series A Convertible Preferred Stock and 835 shares of 12.0% Series B Convertible Preferred Stock issued and outstanding.

Series A Convertible Preferred Stock

In January 2017, the Company issued 1,200 shares of 12% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $1.2 million. The Series A Preferred Stock (i) accrues a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $2.50 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at the Company’s option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

During 2019 and 2020, respectively, the Company paid $129,450 and $130,950 of dividends on its Series A Preferred Stock.

At December 31, 2020, there were 1,085 shares of Series A Preferred Stock issued and outstanding.

In February 2021, 60 shares of Series A Preferred Stock were converted into 24,000 shares of common stock, and the Company redeemed all remaining shares of Series A Preferred Stock for cash paid of $1.07 million plus accrued dividends totaling $21,700.

Series B Convertible Preferred Stock

In May 2017, the Company received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Series B Warrant”).

The Series B Preferred Stock (i) accrues a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) is convertible at the option of the holder into shares of common stock at a conversion price of $4.50 per share, (iii) has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) is redeemable at the Company’s option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

During 2019 and 2020, respectively, the Company paid $100,950 and $100,950 of dividends on its Series B Preferred Stock.

At December 31, 2020, there were 835 shares of Series B Preferred Stock issued and outstanding.

In February 2021, the Company redeemed all remaining shares of Series B Preferred Stock for cash paid of $0.9 million plus accrued dividends of $16,700.

Warrants

Consultant Warrants. In September 2017, the Company issued warrants (the “Consultant Warrants”) to a consultant. The Consultant Warrants were exercisable to purchase 4,000 shares of common stock at $6.875 per share and expire on December 31, 2021. The Consultant Warrants are first exercisable, subject to continuing provision of services under a services agreement, as to 1,000 shares on each of December 6, 2017, September 6, 2018, September 6, 2019 and September 6, 2020. The consultant was terminated in May 2018, resulting in the termination of the unvested portion of the warrant as to 3,000 shares. The relative value of the warrants were valued on the date of grant at $16,132 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.63% based on the applicable US Treasury bill rate; (2) expected life in years of 4.32; (3) expected stock volatility of 99.75% based on the trading history of the Company; and (4) expected dividend yield of 0%. The Company recognized $0 of stock-based compensation expense related to the vesting of the Consultant Warrants during each of the years ended December 31, 2019 and 2020.

Bridge Loan Warrants. In September 2019, the Company issued the Bridge Loan Warrants in conjunction with the Bridge Loan Notes. The Bridge Loan Warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 94,400 shares of common stock of the Company at $2.50 per share. The relative fair value of the warrants was determined on the date of grant at $144,948 using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 1.80% based on the applicable US Treasury bill rate; (2) expected life in years of 10.0; (3) expected stock volatility of 82.9% based on the trading history of the Company; and (4) expected dividend yield of 0%. The relative fair value of the warrants was recorded as debt discount on the Bridge Loan Notes and is amortized as additional interest expense over the term of the notes.

A summary of warrant activity and related information for 2019 and 2020 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2018	4,000	$6.87
Issued	94,400	2.50
Exercised	—	—
Expired	—	$—
Outstanding at December 31, 2019	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2020	98,400	$2.63	$151,403
Exercisable at December 31, 2020	98,400	$2.63	$151,403

NOTE 9—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2019 and 2020.

	2019	2020

Income (loss) before income taxes	$(2,515,694)	$(4,037,074)

Income tax expense (benefit) computed at statutory rates	$(528,296)	$(853,287)
Permanent differences, nondeductible expenses	376	9
Increase (decrease) in valuation allowance	613,162	801,291
State and Local Taxes	—	(54,257)
Other adjustment	2,103	105,715
Deferred True-Up	(78,112)	529
ASC 842 lease standard adoption	(9,233)	—
Tax provision	$—	$—

Total provision
Foreign	$—	$—
Total provision (benefit)	$—	$—

For years beginning January 1, 2018, the Tax Cuts and Jobs Act (“the Act”) includes significant changes to the U.S. corporate income tax system including the reduction of the corporate tax rate from 35% to 21%.

At December 31, 2020 the Company has a federal tax loss carry forward of $55,089,193 and a foreign tax credit carry forward of $505,745, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2019 and 2020 are set out below.

	2019	2020
Non-Current Deferred tax assets:
Net operating loss carry forward	$11,481,979	$11,702,841
Foreign tax credit carry forward	505,745	505,745
Deferred state tax	13,966	13,966
Stock compensation	502,210	482,661
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(661,614)	(59,608)
Other	(196,560)	(196,560)
ASC 842 lease standard – building lease	7,520	5,310
Colombia future tax obligations	—
Total Non-Current Deferred tax assets	11,653,246	12,454,355
Valuation Allowance	(11,653,246)	(12,454,355)
Net deferred tax asset	$—	$—

Schedule of Net Operating Loss Carryforwards

The Company is currently subject to a three-year statute of limitation for federal tax purposes and, in general, three to four-year statute of limitation for state tax purposes. State NOL expiration began in 2019 and Federal NOL expiration will begin in 2035.

Under the Tax Cuts and Jobs Act of 2017, net operating losses incurred for tax years beginning after December 31, 2017 will have no expiration date but utilization will be limited to 80% of taxable income. For losses generated prior to January 1, 2018, there will be no limitation on the utilization, but there is an expiration on the carryforward of 20 years for federal tax purposes.

The provisions were subsequently amended further under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act amended the net operating loss provisions in the 2017 Tax Cuts and Jobs Act (“TCJA”) and allows for the carryback of NOL’s arising in the taxable years ending December 31, 2017 and before January 1, 2021, to each of the five taxable years preceding the taxable year of the loss. Additionally, the 80% limitation related to application of NOL’s towards current federal taxable income has been removed for taxable years prior to January 1, 2021; thereby allowing 100% of the NOL to be applied to federal taxable income.

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol. Colombia’s current income tax rate is 25%. During 2019 and 2020, the Company recorded no foreign tax expense.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. The implementation of ASU 842 resulted in a right of use asset of $281,489 and related lease liability of $317,300 (of which $97,890 was classified as current on the consolidated balance sheet) as of December 31, 2019. During the year ended December 31, 2020, the operating cash outflows related to operating lease liabilities were $130,717 and the expense for the amortization of the right of use asset for operating leases was $87,366. As of December 31, 2020, the Company’s operating lease had a weighted-average remaining term of 1.8 years and a weighted average discount rate of 12%. Below is a summary of the Company’s right of use assets and liabilities as of December 31, 2020:

Right of use asset	$194,125

Operating lease, current liability	$107,862
Long-term operating lease liability	111,548
Total lease liability	$219,410

During the years ended December 31, 2019 and 2020, the Company recognized operating lease expense of $120,193 and $120,193, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company does not have any capital leases or other operating lease commitments.

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

During 2020, a Pool was established under the Plan representing an aggregate of 1% of the Company’s interest in the Lou Brock Prospect.

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

Payments made by the Company under the Plan and ORRI’s totaled $84 and $6,538 in 2019 and 2020, respectively. As of December 31, 2019 and 2020, the Company had accrued $0 and $0, respectively, under the Plan as accounts payable.

NOTE 11—SUBSEQUENT EVENTS

In January 2021, the Company entered into a Sales Agreement with Univest Securities, LLC (“Univest”) pursuant to which the Company could sell (the “2021 ATM Offering”), at its option, up to an aggregate of $4.768 million in shares of its common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 ATM Offering. The Company reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 ATM Offering.

In January 2021, the Company sold an aggregate of 2,108,520 shares in connection with the 2021 ATM Offering and received proceeds, net of commissions and expenses, of $4.6 million.

In February 2021, the Company entered into another Sales Agreement with Univest pursuant to which the Company could sell (the “2021 Supplemental ATM Offering”), at its option, up to an aggregate of $2.03 million in shares of its common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 Supplemental ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 Supplemental ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 Supplemental ATM Offering. The Company reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 Supplemental ATM Offering.

In February 2021, the Company sold an aggregate of 813,100 shares in connection with the 2021 Supplemental ATM Offering and received proceeds, net of commissions and expenses, of $1.9 million.

In early 2021, Hupecol Meta, acquired, an additional interest in the CPO-11 block in Colombia and the Venus Exploration area and the Company agreed to contribute an additional $99,716 of capital to increase its ownership interest in Hupecol Meta to 7.85%. Following the acquisition, the Company’s interest in the Venus Exploration Area will increase to 6.99% and its interest in the balance of the CPO-11 block will increase to 3.495%.

NOTE 12—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2019 and 2020 and long-lived assets as of December 31, 2019 and 2020 attributable to each geographical area are presented below:

	2019		2020
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$997,992	$4,026,429	$552,345	$2,667,432
South America	—	2,343,126	—	2,343,126
Total	$997,992	$6,369,555	$552,345	$5,010,558

NOTE 13—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2019	2020
Revenues
North America	$997,992	$552,345
South America	—	—

	$997,992	$552,345

Production Cost
North America	$789,708	$403,974
South America	—	—

	$789,708	$403,974

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2020, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$1,638,679	$2,343,126	$3,981,805
Proved properties being amortized	11,645,084	49,444,654	61,089,738
Accumulated depreciation, depletion, amortization and impairment	(10,616,331)	(49,444,654)	(60,060,985)

Net capitalized costs	$2,667,432	$2,343,126	$5,010,558

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $15.89 for the United States and $0 for South America for the year ended December 31, 2020.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2019 and 2020 are summarized below:

	2019
	United States	South America
Property acquisition costs:
Proved	$531,417	$—
Unproved	—	21,957
Exploration costs	—	—
Development costs	138,945	—

Total costs incurred	$670,362	$21,957

	2020
	United States	South America
Property acquisition costs:
Proved	$3,521	$—
Unproved	1,503,349	—
Exploration costs	—	—
Development costs	3,006	—

Total costs incurred	$1,509,876	$—

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

The reserve estimates set forth below were prepared by Russell K. Hall and Associates, Inc. (“R.K. Hall”), utilizing reserve definitions and pricing requirements prescribed by the SEC. R.K. Hall is an independent professional engineering firm specializing in the technical and financial evaluation of oil and gas assets. R.K. Hall’s report was conducted under the direction of Russell K. Hall, founder and President of R.K. Hall. Mr. Hall holds a BS in Mechanical Engineering from the University of Oklahoma and is a registered professional engineer with more than 30 years of experience in reserve evaluation services. R.K. Hall and their respective employees have no interest in the Company and were objective in determining the results of the Company’s reserves.

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2018	2,723,940	350,697	—	—	2,723,940	350,697

Revisions of prior estimates	(596,642)	(89,787)	—	—	(596,642)	(89,787)
Production	(116,629)	(13,674)	—	—	(116,629)	(13,674)

Balance December 31, 2019	2,010,669	247,236	—	—	2,010,669	247,236

Discoveries
Revisions to prior estimates	(1,176,962)	(139,338)	—	—	(1,176,962)	(139,338)
Production	(69,433)	(11,385)	—	—	(69,433)	(11,385)

Balance December 31, 2020	764,274	96,513	—	—	764,274	96,513

Proved developed reserves
at December 31, 2019	1,254,526	91,746	—	—	1,254,526	91,746
at December 31, 2020	764,274	96,513	—	—	764,274	96,513

Proved undeveloped reserves
at December 31, 2019	756,143	155,490	—	—	756,143	155,490
at December 31, 2020	—	—	—	—	—	—

As of December 31, 2019, the Company had proved undeveloped (“PUD”) reserves totaling 155,490 bbls and 756,143 mcf. As of December 31, 2020, the Company had no PUD reserves. No PUD reserves were converted to proved developed producing reserves in 2019 or 2020.

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

Standardized measure of discounted future net cash flows at December 31, 2019:

	United States	South America	Total
Future cash flows from sales of oil and gas	$16,199,011	$—	$16,199,011
Future production cost	(4,665,423)	—	(4,665,423)
Future development cost	(3,076,020)	—	(3,076,020)
Future net cash flows	8,457,568	—	8,457,568

10% annual discount for timing of cash flow	(4,891,475)	—	(4,891,475)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$3,566,093	$—	$3,566,093

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(208,284)	$—	$(208,284)
Change due to revisions in standardized variables:
Accretion of discount	771,465	—	771,465
Net change in sales and transfer price, net of production costs	(3,358,522)	—	(3,358,522)
Net change in future development cost	1,558,788	—	(1,558,788)
Discoveries	—	—	—
Revision and others	(1,540,161)	—	(1,540,161)
Changes in production rates and other	(1,371,841)	—	(1,371,841)

Net	(4,148,555)	—	(4,148,555)
Beginning of year	7,714,648	—	7,714,648

End of year	$3,566,093	$—	$3,566,093

Standardized measure of discounted future net cash flows at December 31, 2020:

	United States	South America	Total
Future cash flows from sales of oil and gas	$4,967,430	$—	$4,967,430
Future production cost	(3,127,015)	—	(3,127,015)
Future development cost	—	—	—
Future net cash flows	1,840,415	—	1,840,415

10% annual discount for timing of cash flow	(666,283)	—	(666,283)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,174,132	$—	$1,174,132

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(171,448)	$—	$(171,448)
Change due to revisions in standardized variables:
Accretion of discount	356,609	—	356,609
Net change in sales and transfer price, net of production costs	(2,859,773)	—	(2,859,773)
Net change in future development cost	—	—	—
Discoveries	—	—	—
Revision and others	(1,164,932)	—	(1,164,932)
Changes in production rates and other	1,447,583	—	1,447,583

Net	(2,391,961)	—	(2,391,961)
Beginning of year	3,566,093	—	3,566,093

End of year	$1,174,132	$—	$1,174,132

NOTE 14—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2019
Operating revenue	$250,720	$209,193	$264,935	$273,144
Loss from operations	(240,987)	(482,943)	(284,445)	(1,325,308)
Net loss	(239,620)	(482,423)	(304,633)	(1,489,018)

Loss per common share – basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Loss per common share – diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

2020
Operating revenue	$147,136	$77,928	$126,425	$200,856
Loss from operations	(828,098)	(341,854)	(262,494)	(2,750,323)
Net loss	(850,990)	(336,502)	(259,765)	(2,589,817)

Loss per common share – basic	$(0.01)	$(0.06)	$(0.05)	$(0.38)
Loss per common share – diluted	$(0.01)	$(0.06)	$(0.05)	$(0.38)

