Form 10-Q
period 2021-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2021-05-17
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, we had 9,923,338 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$5,271,226	$1,242,560
Accounts receivable – oil and gas sales	173,186	95,763
Prepaid expenses and other current assets	156,150	35,845

TOTAL CURRENT ASSETS	5,600,562	1,374,168

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,152,732	61,089,737
Costs not being amortized	3,981,805	3,981,805
Office equipment	90,004	90,004

Total	65,224,541	65,161,546
Accumulated depletion, depreciation, amortization, and impairment	(60,183,352)	(60,150,988)

PROPERTY AND EQUIPMENT, NET	5,041,189	5,010,558

Cost method investment	374,441	260,405
Right of use asset	170,390	194,123
Other assets	3,167	3,167

TOTAL ASSETS	$11,189,749	$6,842,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$171,243	$120,140
Accrued expenses	1,340	939
Short-term lease liability	115,474	110,577

TOTAL CURRENT LIABILITIES	288,057	231,656

LONG-TERM LIABILITIES
Lease liability, net of current portion	76,988	107,862
Reserve for plugging and abandonment costs	68,209	63,929

TOTAL LONG-TERM LIABILITIES	145,197	171,791

TOTAL LIABILITIES	433,254	403,447

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 0 and 1,085 shares issued and outstanding, respectively	—	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 0 and 835 shares issued and outstanding, respectively	—	1
Common stock, par value $0.001; 12,000,000 shares authorized
9,923,338 and 6,977,718 shares issued and outstanding, respectively	9,923	6,977
Additional paid-in capital	83,036,959	78,453,906
Accumulated deficit	(72,290,387)	(72,021,911)

TOTAL SHAREHOLDERS’ EQUITY	10,756,495	6,438,974

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,189,749	$6,842,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020

OIL AND GAS REVENUE	$328,488	$147,136

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	166,214	81,234
General and administrative expense	408,760	374,062
Depreciation and depletion	32,364	90,822
Impairment of oil and gas properties	—	429,116
Total operating expenses	607,338	975,234

Loss from operations	(278,850)	(828,098)

OTHER (EXPENSE) INCOME, NET
Interest income	795	3,925
Other income	9,875	—
Interest expense	(296)	(26,817)
Total other (expense) income	10,374	(22,892)

Net loss before taxes	(268,476)	(850,990)

Income tax expense	—	—

Net loss	(268,476)	(850,990)

Dividends to Series A and B preferred shareholders	(37,201)	(57,600)

Net loss attributable to common shareholders	$(305,677)	$(908,590)

Basic and diluted loss per common share	$(0.03)	$(0.13)

Based and diluted weighted average number of common shares outstanding	8,896,432	6,846,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2020	1,920	$2	6,977,718	$6,977	$78,453,906	$—	$(72,021,911)	$6,438,974

Stock-based compensation	—	—	—	—	15,109	—	—	15,109
Conversion of Series A Preferred Stock to common stock	(60)	—	24,000	24	(24)	—	—	—
Redemption of Series A and Series B Preferred Stock	(1,860)	(2)	—	—	(1,967,798)	—	—	(1,967,800)
Issuance of common stock for cash, net	—	—	2,921,620	2,922	6,572,967	—	—	6,575,889
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(37,201)	—	—	(37,201)
Net loss	—	—	—	—	—	—	(268,476)	(268,476)

Balance at March 31, 2021	—	$—	9,923,338	$9,923	$83,036,959	$—	$(72,290,387)	$10,756,495

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2019	1,920	$2	5,275,812	$5,276	$73,877,332	$(58,575)	$(67,984,837)	$5,839,198

Issuance of common stock for cash, net	—	—	1,684,760	1,685	4,373,909	58,575	—	4,434,169
Stock-based compensation	—	—	—	—	57,442	—	—	57,442
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Net loss	—	—	—	—	—	—	(850,990)	(850,990)

Balance at March 31, 2020	1,920	$2	6,960,572	$6,961	$78,251,083	$—	$(68,835,827)	$9,422,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(268,476)	$(850,990)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	32,364	90,823
Impairment of oil and gas properties	—	429,116
Accretion of asset retirement obligation	4,280	4,699
Stock-based compensation	15,109	57,422
Amortization of right of use asset	23,733	20,761
Amortization of debt discount	—	23,467
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(77,423)	51,009
Increase in prepaid expenses and other current assets	(120,305)	(53,750)
Increase/(decrease) in accounts payable and accrued expenses	56,401	(124,122)
Decrease in operating lease liability	(30,874)	(26,857)

Net cash used in operating activities	(365,191)	(378,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(62,995)	(519,936)
Payments for capital contribution for cost method investment	(114,036)	(32,745)

Net cash used in investing activities	(177,031)	(552,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable – related party	—	(621,052)
Proceeds from issuance of common stock for cash, net of offering costs	6,575,889	4,434,169
Redemption of Series A and Series B preferred stock	(1,967,800)	—
Payment of preferred stock dividends	(37,201)	(57,600)

Net cash provided by financing activities	4,570,888	3,755,517

Increase in cash	4,028,666	2,824,434
Cash, beginning of period	1,242,560	97,915
Cash, end of period	$5,271,226	$2,922,349

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$3,350
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series A preferred stock to common stock	$24	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2020.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc., and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $268,476 for the three months ended March 31, 2021. As a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, oil and gas demand and prices realized from oil and gas sales declined sharply and have only partially recovered as of March 31, 2021, with such demand and price declines expected to persist until governments worldwide are confident that the pandemic is adequately contained to permit renewed economic activity. Depending upon the duration of the pandemic and the resulting global economic slowdown, the Company may incur continuing declines in revenues and increased losses, associated from lower demand for energy and resulting depressed oil and gas prices. However, during January and February 2021, the Company raised $6.5 million, net of offering costs, from the sale of common stock.

The Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $4,918,091 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2021. The Company also had cash deposits of $4,039 in Colombian banks at March 31, 2021 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three months ended March 31, 2021 and 2020, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Series A Convertible Preferred Stock	—	434,000
Series B Convertible Preferred Stock	—	185,644
Stock warrants	98,400	98,400
Stock options	730,177	480,973
Total	828,577	1,199,017

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from March 31, 2021 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Oil sales	$228,843	$114,851
Natural gas sales	70,086	10,058
Natural gas liquids sales	29,559	22,227
Total revenue from customers	$328,488	$147,136

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2021 or 2020.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2021, the Company invested $62,995, net, for the acquisition and development of oil and gas properties, consisting of cost of development of U.S. properties of $62,995, net, principally attributable to acreage in Yoakum County. Of the amount invested, the Company capitalized none to oil and gas properties not subject to amortization and capitalized $62,995 to oil and gas properties subject to amortization. The Company also invested $114,036 in Hupecol Meta relating to drilling operations in Colombia, reflected in the cost method investment asset.

During the three months ended March 31, 2020, the Company recorded an impairment of oil and gas properties of $429,116 due to a full cost ceiling test write-down primarily relating to a decline in energy prices.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2021 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2021 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2021	As of March 31, 2021
	Revenues	Long Lived Assets, Net
United States	$328,488	$2,698,063
Colombia	—	2,343,126
Total	$328,488	$5,041,189

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

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2021 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2021(1)	730,973	$5.07
Granted	—	—
Exercised	—	—
Forfeited	(800)	2.48
Outstanding at March 31, 2021	730,173	$5.07	$143,500
Exercisable at March 31, 2021	723,777	$5.10	$140,876

(1)	Excludes 54,000 of options granted in November 2020 under the Company’s 2021 Plan, which is pending shareholder approval and which decision is outside the Company’s control.

During the three months ended March 31, 2021, the Company recognized $15,109 of stock-based compensation expense attributable to the amortization of stock options. As of March 31, 2021, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $73,279. The unrecognized expense is expected to be recognized over a weighted average period of 4.82 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2021 is 6.49 years and 6.46 years, respectively.

As of March 31, 2021, there were 446,553 shares of common stock available for issuance pursuant to future stock or option grants under the Plans, including 446,000 shares issuable under the 2021 Plan subject to shareholder approval of the 2021 Plan.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Stock-based compensation expense included in general and administrative expense	$15,109	$57,442
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Common Stock - At-the-Market Offerings

In January 2021, the Company entered into a Sales Agreement with Univest Securities, LLC (“Univest”) pursuant to which the Company could sell (the “2021 ATM Offering”), at its option, up to an aggregate of $4.768 million in shares of its common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 ATM Offering. The Company reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 ATM Offering.

In January 2021, the Company sold an aggregate of 2,108,520 shares in connection with the 2021 ATM Offering and received proceeds, net of commissions and expenses, of $4.6 million.

In February 2021, the Company entered into another Sales Agreement with Univest pursuant to which the Company could sell (the “2021 Supplemental ATM Offering”), at its option, up to an aggregate of $2.03 million in shares of its common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 Supplemental ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 Supplemental ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 Supplemental ATM Offering. The Company reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 Supplemental ATM Offering.

In February 2021, the Company sold an aggregate of 813,100 shares in connection with the 2021 Supplemental ATM Offering and received proceeds, net of commissions and expenses, of $2.0 million.

Series A Convertible Preferred Stock

During the three months ended March 31, 2021 and 2020, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $20,501 and $32,550, respectively.

In February 2021, 60 shares of Series A Preferred Stock were converted into 24,000 shares of common stock, and the Company redeemed all remaining shares of Series A Preferred Stock for cash paid of $1.07 million plus accrued dividends.

Series B Convertible Preferred Stock

During the three months ended March 31, 2021 and 2020, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $16,700 and $25,050, respectively.

In February 2021, the Company redeemed all remaining shares of Series B Preferred Stock for cash paid of $0.9 million plus accrued dividends.

Warrants

A summary of warrant activity and related information for 2021 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2021	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2021	98,400	$2.63	$—
Exercisable at March 31, 2021	98,400	$2.63	$—

NOTE 6 – NOTES PAYABLE – RELATED PARTY

During the three months ended March 31, 2020, interest expense paid in cash totaled $3,350 and interest expense attributable to amortization of debt discount totaled $23,467. The Bridge Loan Note was repaid in full as of March 31, 2020.

The holders of the Bridge Loan Notes were the CEO and a 10% shareholder of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2022. During the three months ended March 31, 2021, the operating cash outflows related to operating lease liabilities of $33,173 and the expense for the right of use asset for operating leases was $23,733. As of March 31, 2021, the Company’s operating lease had a weighted-average remaining term of 1.58 years and a weighted average discount rate of 12%. As of March 31, 2021, the lease agreement requires future payments as follows:

Year	Amount
2021	99,914
2022	112,551
2023	—
Total future lease payments	212,465
Less: imputed interest	(20,003)
Present value of future operating lease payments	192,462
Less: current portion of operating lease liabilities	115,474
Operating lease liabilities, net of current portion	$76,988
Right of use assets	$170,390

Total base rental expense was $30,048 and $30,048 for the three months ended March 31, 2021 and March 31, 2020, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2020.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2020. As of, and for the three months ended, March 31, 2021, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2021:

March 31, 2021
Acquisition costs	$1,647,196
Development and evaluation costs	2,334,609
Total	$3,981,805

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Leasing Activity

— Colombia. In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”).

During the three months ended March 31, 2021, we agreed to contribute an additional $99,716 to Hupecol Meta, increasing our ownership interest to 7.85%.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. As a result of Hupecol Meta’s 2021 purchase of additional interest in the CPO-11 block and our agreement to increase our ownership interest in Hupecol Meta, through our membership interest in Hupecol Meta, we hold a 6.99% interest in the Venus Exploration Area and a 3.495% interest in the remainder of the block.

Drilling Activity

During the three months ended March 31, 2021, no drilling activities were conducted.

During the quarter ended March 31, 2021, our capital investment expenditures totaled $177,028, principally relating to our Lou Brock operations ($62,995) and investments in our cost method investment in Hupecol Meta ($114,036, including $99,716 to increase our ownership interest to 7.85%).

Financing Activities

— 2021 At-the-Market Offering. In January 2021, we entered into a Sales Agreement with Univest Securities, LLC (“Univest”) pursuant to which we could sell, at our option, up to an aggregate of $4,768,428 in shares of common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 ATM Offering. Additionally, we reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 ATM Offering.

During January 2021, we sold an aggregate of 2,108,520 shares in the 2021 ATM Offering and received proceeds, net of commissions, of $4.6 million.

— 2021 Supplemental At-the-Market Offering. In February 2021, we entered into a second Sales Agreement with Univest pursuant to which we could sell, at our option, up to an aggregate of $2,030,000 in shares of common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 Supplemental ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 Supplemental ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 Supplemental ATM Offering. Additionally, we reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 Supplemental ATM Offering.

During February 2021, we sold an aggregate of 813,100 shares in the 2021 Supplemental ATM Offering and received proceeds, net of commissions, of $2.0 million.

— Conversion and Redemption of Preferred Stock. In February 2021, 60 shares of our 12% Series A Convertible Preferred Stock were converted into 24,000 shares of our common stock, and we redeemed all remaining outstanding shares of our 12% Series A Convertible Preferred Stock and 12% Series B Convertible Preferred Stock for $1.97 million plus accrued dividends totaling $32,700.

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

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 123% to $328,488 in the three months ended March 31, 2021, compared to $147,136 in the three months ended March 31, 2020. The increase in revenue was due to increases in average sales price of oil (up 28%) and natural gas (up 286%), and an increase in oil production (up 56%).

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Gross producing wells	4	4
Net producing wells	0.68	0.49
Net oil production (Bbl)	4,394	2,816
Net gas production (Mcf)	14,291	25,489
Average sales price – oil (per barrel)	$52.08	$40.79
Average sales price – natural gas (per Mcf)	$4.90	$1.27

The gross/net producing wells reflects cessation of operation, and ultimate sale, of two uneconomical wells in Louisiana, offset by the commencement of operations of two wells in Yoakum County, Texas. The change in production volumes was primarily attributable to the increase in production at our Frost #1 and Frost #2 wells, partially offset by the shut-in of our O’Brien #3-H well for repair and natural decline in production from our other Reeves County well.

The change in average sales prices realized reflects a spike in natural gas prices attributable to increased demand accompanying the February freezing weather in Texas and a broad recovery in energy prices following the steep decline in global commodity prices in early 2020 associated with a decline in energy demand associated with the COVID-19 pandemic.

Oil and gas sales revenues by region were as follows:

	Colombia		U.S.	Total
2021 First Quarter
Oil sales		$—	$228,843	$228,843
Gas sales		$—	$70,086	$70,086
NGL sales		$—	$29,559	$29,559
2020 First Quarter
Oil sales		$—	$114,851	$114,851
Gas sales		$—	$10,058	$10,058
NGL ales	$		$22,227	$22,227

Lease Operating Expenses. Lease operating expenses increased 105% to $166,214 during the three months ended March 31, 2021 from $81,234 during the three months ended March 31, 2020. Lease operating expenses, by region were as follows:

	Colombia	U.S.	Total
2021 First Quarter	$—	$166,214	$166,214
2020 First Quarter	$—	$81,234	$81,234

The change in lease operating expenses was principally attributable to an increase in severance tax resulting from higher sales.

Depreciation and Depletion Expense. Depreciation and depletion expense was $32,365 and $90,822 for the three months ended March 31, 2021 and 2020, respectively. The change in depreciation and depletion was due to a decrease in gas production and prior impairment charges.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was none and $429,116 for the three months ended March 31, 2021 and 2020, respectively. The change in impairment of oil and gas properties was due to a full cost ceiling test write-down in the 2020 period primarily relating to a decline in energy prices. Depending on the timing of a recovery in energy prices, we may experience further impairments in future periods.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased by 24% to $393,651 during the three months ended March 31, 2021 from $316,620 during the three months ended March 31, 2020. The change in general and administrative expense was primarily attributable to professional fees related to the two ATM offerings and redemption of preferred stock.

Stock-Based Compensation. Stock-based compensation increased to $15,109 during the three months ended March 31, 2021 from $57,442 during the three months ended March 31, 2020. The change was attributable to the full amortization of the fair value of stock options during 2020.

Other Income (Expense). Other income/expense, net, totaled $10,374 of income during the three months ended March 31, 2021, compared to $22,892 of expense during the three months ended March 31, 2020. Other income during the three months ended March 31, 2021 consisted of interest income and income arising from the recovery of escrowed funds previously written-off. Other expense during the three months ended March 31, 2020 consisted of $3,925 of interest income, offset by interest expense of $26,817 relating to the bridge loan notes, consisting of $3,350 interest paid in cash and $23,467 of interest attributable to amortization of the value of warrants issued in connection with the bridge loan notes.

Financial Condition

Liquidity and Capital Resources. At March 31, 2021, we had a cash balance of $5,271,226 and working capital of $5,312,505, compared to a cash balance of $1,242,560 and working capital of $1,142,513 at December 31, 2020.

Cash Flows. Operating activities used cash of $365,191 during the three months ended March 31, 2021, compared to $378,402 used during the three months ended March 31, 2020. The change in operating cash flow was attributable to a lower loss incurred during the 2021 period and a decrease in cash used attributable to changes in operating assets and liabilities, offset by higher non-cash expenses reflected in the 2020 period.

Investing activities used $177,031 during the three months ended March 31, 2021, compared to $552,681 during the three months ended March 31, 2020. The change in funds used by investing activities is principally attributable to reduced investing activities in 2021.

Financing activities provided $4,570,888 during the three months ended March 31, 2021, compared to $3,755,517 provided during the three months ended March 31, 2020. Cash provided by financing activities during the three months ended March 31, 2021 was attributable to funds received from two ATM offerings ($6,575,889), partially offset by cash used to pay dividends on preferred stock ($37,201) and to redeem all remaining outstanding shares of preferred stock ($1,967,800). Cash provided by financing activities during the three months ended March 31, 2020 was attributable to funds received from the sale of common stock ($4,434,169, including $58,575 of subscriptions receivable relating to shares sold at year-end 2019) under our 2019 ATM Offering, partially offset by repayment of our Bride Loan Notes ($621,052) and payment of dividends on our preferred stock ($57,600).

Long-Term Liabilities. At March 31, 2021, we had long-term liabilities of $145,197, compared to $171,791 at December 31, 2020. Long-term liabilities at March 31, 2021 and December 31, 2020, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our newly acquired Colombian acreage. Based on discussions with our Colombian operator, we anticipate that drilling operations on our CPO-11 block in Colombia will commence in mid- to late-2021. The actual timing and number of well operations undertaken during 2021, in Colombia and the Permian Basin, will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the three months ended March 31, 2021, we invested $177,031 for the acquisition and development of oil and gas properties, consisting of drilling and development operations in the U.S ($62,995), principally relating to Lou Brock acreage, and our acquisition of an additional interest in Hupecol Meta ($114,036). Of the amount invested, we capitalized none to oil and gas properties not subject to amortization and capitalized $62,995 to oil and gas properties subject to amortization. During the period, we also capitalized $114,036 to our interest in Hupecol Meta relating to drilling operations in Colombia.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

With our receipt, during the three months ended March 31, 2021, of $6,575,889 million from sales of common stock under our ATM offerings, we believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during 2021.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date: May 17, 2021
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

