Form 10-Q
period 2021-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2021-08-13
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 11, 2021, we had 9,923,338 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$5,118,740	$1,242,560
Accounts receivable – oil and gas sales	160,587	95,763
Prepaid expenses and other current assets	194,737	35,845
TOTAL CURRENT ASSETS	5,474,064	1,374,168

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,120,685	61,089,737
Costs not being amortized	3,981,805	3,981,805
Office equipment	90,004	90,004
Total	65,192,494	65,161,546
Accumulated depletion, depreciation, amortization, and impairment	(60,209,622)	(60,150,988)
PROPERTY AND EQUIPMENT, NET	4,982,872	5,010,558

Cost method investment	396,406	260,405
Right of use asset	298,264	194,123
Other assets	3,167	3,167
TOTAL ASSETS	$11,154,773	$6,842,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$52,923	$120,140
Accrued expenses	—	939
Current portion of lease liability	66,982	110,577
TOTAL CURRENT LIABILITIES	119,905	231,656

LONG-TERM LIABILITIES
Lease liability, net of current portion	255,508	107,862
Reserve for plugging and abandonment costs	68,209	63,929
TOTAL LONG-TERM LIABILITIES	323,717	171,791

TOTAL LIABILITIES	443,622	403,447

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 0 and 1,085 shares issued and outstanding, respectively; liquidation preference of $0 and $1,085,000, respectively	—	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 0 and 835 shares issued and outstanding, respectively; liquidation preference of $0 and $835,000, respectively	—	1
Common stock, par value $0.001; 12,000,000 shares authorized 9,923,338 and 6,977,718 shares issued and outstanding, respectively	9,923	6,977
Additional paid-in capital	83,036,959	78,453,906
Accumulated deficit	(72,335,731)	(72,021,911)
TOTAL SHAREHOLDERS’ EQUITY	10,711,151	6,438,974
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,154,773	$6,842,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

OIL AND GAS REVENUE	$632,487	$225,064	$303,999	$77,928

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	258,745	180,150	92,531	98,916
General and administrative expense	640,088	643,605	231,328	269,543
Depreciation and depletion	58,635	142,145	26,271	51,323
Impairment of oil and gas properties	—	429,116	—	—
Total operating expenses	957,468	1,395,016	350,130	419,782

Loss from operations	(324,981)	(1,169,952)	(46,131)	(341,854)

OTHER INCOME (EXPENSE)
Interest income	11,457	9,277	787	5,352
Interest expense	(296)	(26,817)	—	—
Total other income (expense)	11,161	(17,540)	787	5,352

Net loss before taxes	(313,820)	(1,187,492)	(45,344)	(336,502)

Income tax expense	—	—	—	—

Net loss	(313,820)	(1,187,492)	(45,344)	(336,502)

Dividends to Series A and B preferred stockholders	(37,201)	(103,200)	—	(45,600)

Net loss attributable to common shareholders	$(351,021)	$(1,290,692)	$(45,344)	$(382,102)

Basic and diluted loss per common share	$(0.04)	$(0.19)	$(0.00)	$(0.06)

Based and diluted weighted average number of common shares outstanding	9,412,722	6,903,296	9,923,338	6,903,576

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2020	1,920	$2	6,977,718	$6,977	$78,453,906	$—	$(72,021,911)	$6,438,974

Issuance of common stock for cash, net	—	—	2,921,620	2,922	6,572,967	—	—	6,575,889
Stock-based compensation	—	—	—	—	15,109	—	—	15,109
Conversion of Series A Preferred Stock to common stock	(60)	—	24,000	24	(24)	—	—	—
Redemption of Series A and Series B Preferred Stock	(1,860)	(2)	—	—	(1,967,798)	—	—	(1,967,800)
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(37,201)	—	—	(37,201)
Net loss	—	—	—	—	—	—	(268,476)	(268,476)

Balance – March 31, 2021	—	—	9,923,338	9,923	83,036,959	—	(72,290,387)	10,756,495

Net loss	—	—	—	—	—	—	(45,344)	(45,344)

Balance – June 30, 2021	—	$—	9,923,338	$9,923	$83,036,959	$—	$(72,335,731)	$10,711,151

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2019	1,920	$2	5,275,816	$5,276	$73,877,332	$(58,575)	$(67,984,837)	$5,839,198

Issuance of common stock for cash, net	—	—	1,684,760	1,684	4,373,910	58,575	—	4,434,169
Stock-based compensation	—	—	—	—	57,442	—	—	57,442
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(57,600)	—	—	(57,600)
Net loss	—	—	—	—	—	—	(850,990)	(850,990)

Balance – March 31, 2020	1,920	2	6,960,576	6,960	78,251,084	—	(68,835,827)	9,422,219

Stock-based compensation	—	—	—	—	39,323	—	—	39,323
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(45,600)	—	—	(45,600)
Net loss	—	—	—	—	—	—	(336,502)	(336,502)

Balance – June 30, 2020	1,920	$2	6,960,576	$6,960	$78,244,807	$—	$(69,172,329)	$9,079,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(313,820)	$(1,187,492)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	58,635	142,145
Impairment of oil and gas properties	—	429,116
Accretion of asset retirement obligation	4,280	24,752
Stock-based compensation	15,109	96,765
Amortization of right of use asset	48,279	42,227
Amortization of debt discount	—	23,467
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(64,824)	62,763
Increase in prepaid expenses and other current assets	(158,892)	(64,698)
Decrease in accounts payable and accrued expenses	(111,752)	(81,956)
Decrease in operating lease liability	(4,774)	(54,528)

Net cash used in operating activities	(527,759)	(567,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(30,948)	(533,271)
Payments for capital contribution for cost method investment	(136,001)	(42,791)

Net cash used in investing activities	(166,949)	(576,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable – related party	—	(621,052)
Proceeds from the issuance of common stock, net of expenses	6,575,889	4,434,169
Redemption of Series A and Series B Preferred Stock	(1,967,800)	—
Payment of preferred stock dividends	(37,201)	(103,200)

Net cash provided by financing activities	4,570,888	3,709,917

Increase in cash	3,876,180	2,566,416
Cash, beginning of period	1,242,560	97,915
Cash, end of period	$5,118,740	$2,664,331

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$3,350
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series A preferred stock to common stock	$24	$—

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $313,820 for the six months ended June 30, 2021. As a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, oil and gas demand and prices realized from oil and gas sales declined sharply. While the COVID-19 crisis has subsided and the global economy oil and gas prices have recovered, future spikes in COVID-19 infection rates could result in declines in global economic activity and oil and gas prices. Any such future declines in prices would adversely affect the Company’s revenues and profitability.

During January and February 2021, the Company raised $6.5 million, net of offering costs, from the sale of common stock.

With those funds, the Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $4,668,878 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2021. The Company also had cash deposits of $7,840 in Colombian banks at June 30, 2021 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three and six months ended June 30, 2021 and 2020, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Series A Convertible Preferred Stock	—	434,000	—	434,000
Series B Convertible Preferred Stock	—	185,644	—	185,644
Stock warrants	98,400	98,400	98,400	98,400
Stock options	726,177	480,973	726,177	480,973
Total	824,577	1,199,017	824,577	1,199,017

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from June 30, 2021 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Oil sales	$246,950	$57,099	$475,793	$171,950
Natural gas sales	29,738	12,603	99,824	22,661
Natural gas liquids sales	27,311	8,226	56,870	30,453
Total revenue from customers	$303,999	$77,928	$632,487	$225,064

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2021 or 2020.

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2021, the Company invested $30,948, net, for the acquisition and development of oil and gas properties, all attributable to U.S. properties, principally acreage in Yoakum County. All of the amount invested was capitalized to oil and gas properties subject to amortization. The Company also invested $136,001 in Hupecol Meta relating to drilling operations in Colombia, reflected in the cost method investment asset.

During the three and six months ended June 30, 2021, the Company recorded depletion expense of $26,271 and $58,635, respectively. During the three and six months ended June 30, 2020, the Company recorded depletion expense of $51,323 and $142,145, respectively.

During the three and six months ended June 30, 2020, the Company recorded an impairment of oil and gas properties of $0 and $429,116, respectively, and none during the three and six months ended June 30, 2021. Impairment was due to a full cost ceiling test write-down primarily relating to a decline in energy prices.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2021 and long lived assets (net of depletion, amortization, and impairments) as of June 30, 2021 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2021	As of June 30, 2021
	Revenues	Long Lived Assets, Net
United States	$632,487	$2,639,746
Colombia	—	2,343,126
Total	$632,487	$4,982,872

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

In 2021, the Company adopted the Houston American Energy 2021 Equity Incentive Plan (the “2021 Plan” and, together with the 2008 Plan and the 2017 Plan, the “Plans”). The terms of the 2021 Plan allow for the issuance of up to 500,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock.

Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

The Company periodically grants options to employees, directors and consultants under the Plans and is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2021 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2021(1)	730,973	$5.07
Granted	—	—
Exercised	—	—
Forfeited	(4,800)	167.81
Outstanding at June 30, 2021	726,173	$3.99	$260,340
Exercisable at June 30, 2021	726,173	$3.99	$260,340

(1)	Excludes 54,000 of options granted in November 2020 under the Company’s 2021 Plan, which was pending shareholder approval as of June 30, 2021, and which decision is outside the Company’s control. In July 2021, the Company received shareholder approval of the 2021 Plan, and the Company will recognize the options granted in the third quarter of 2021.

During the six months ended June 30, 2021, the Company recognized $15,109 of stock-based compensation expense attributable to the amortization of stock options. As of June 30, 2021, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $73,279. The unrecognized expense is expected to be recognized over a weighted average period of 0.1 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2021 is 6.27 years.

As of June 30, 2021, there were 446,553 shares of common stock available for issuance pursuant to future stock or option grants under the Plans, including 446,000 shares issuable under the 2021 Plan subject to shareholder approval of the 2021 Plan, which approval was received in July 2021.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

Stock-based compensation expense included in general and administrative expense	$15,109	$96,765
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.01)

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

Series A Convertible Preferred Stock

During the six months ended June 30, 2021 and 2020, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $20,501 and $32,550, respectively.

In February 2021, 60 shares of Series A Preferred Stock were converted into 24,000 shares of common stock, and the Company redeemed all remaining shares of Series A Preferred Stock for cash paid of $1.07 million plus accrued dividends.

Series B Convertible Preferred Stock

During the six months ended June 30, 2021 and 2020, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $16,700 and $25,050, respectively.

In February 2021, the Company redeemed all remaining shares of Series B Preferred Stock for cash paid of $0.9 million plus accrued dividends.

Warrants

A summary of warrant activity and related information for 2021 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2021	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2021	98,400	$2.63	$1,888
Exercisable at June 30, 2021	98,400	$2.63	$1,888

NOTE 6 – NOTES PAYABLE – RELATED PARTY

During the six months ended June 30, 2020, interest expense paid in cash totaled $3,350 and interest expense attributable to amortization of debt discount totaled $23,467. The Bridge Loan Note was repaid in full as of June 30, 2020.

The holders of the Bridge Loan Notes were the CEO and a 10% shareholder of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement, which lease agreement was renegotiated in July 2021. The new agreement began August 1, 2021 and expires October 31, 2025. During the three and six months ended June 30, 2021, the operating cash outflows related to operating lease liabilities totaled $33,173 and $66,346, respectively, and the expense for the right of use asset for operating leases was $24,546 and $48,279, respectively. As of June 30, 2021, the Company’s operating lease had a weighted-average remaining term of 4.33 years and a weighted average discount rate of 12%. As of June 30, 2021, the lease agreement requires future payments as follows:

Year	Amount
2021	46,613
2022	86,373
2023	87,288
2024	88,801
2025	75,051
Total future lease payments	384,126
Less: imputed interest	(61,636)
Present value of future operating lease payments	322,490
Less: current portion of operating lease liabilities	(66,982)
Operating lease liabilities, net of current portion	$255,508
Right of use assets	$298,264

The Company does not have any capital leases or other operating lease commitments.

NOTE 8 – SUBSEQUENT EVENTS

In July 2021, the Company granted stock options to purchase an aggregate of 210,000 shares of common stock. 150,000 of the stock options were granted to the Company’s sole officer and an aggregate of 60,000 of the stock options were granted to the Company’s non-employee directors. The options have a ten-year life and are exercisable at $1.77 per common share. The options granted to the officer vest 1/3 on each of the first three anniversaries of grant. The options granted to the non-employee directors vest 20% on the date of grant and 80% nine months from the date of grant.

In July 2021, the Company approved a grant of 5,000 shares of common stock to a non-officer employee with a grant date fair value of $7,169 based on the market price of the Company’s common stock on the grant date.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2020. As of, and for the six months ended, June 30, 2021, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2021:

June 30, 2021
Acquisition costs	$1,647,196
Development and evaluation costs	2,334,609
Total	$3,981,805

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Equity Investment

In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”), reflected as a cost method investment on our balance sheet.

During the six months ended June 30, 2021, we contributed an additional $136,001 to Hupecol Meta, including $99,716 to increase our ownership interest to 7.85%.

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

Drilling Activity

During the six months ended June 30, 2021, no drilling activities were conducted.

During the six months ended June 30, 2021, our capital investment expenditures totaled $30,948, principally relating to our Lou Brock operations.

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

COVID-19

In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 Coronavirus. As the virus spread, global economic activity began to slow and future economic activity slowed with a resulting decline in oil and gas demand and prices. Such decline in prices adversely affected our revenues and profitability in 2020. As the COVID-19 pandemic began to recede, oil and gas prices have risen during 2021. If a resurgence of COVID-19 occurs and results in price declines as occurred during 2020, the economics of our existing wells and planned future wells, will be adversely affected, possibly resulting in impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

In response to the COVID-19 pandemic, our staff and certain of our vendors, service suppliers and partners began working remotely. As a result of such remote work arrangements, certain operational, reporting, accounting and other processes were slowed resulting in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies. While remote work risks have receded as the COVID-19 pandemic has begun to wane, we might experience future operating challenges in the event of a resurgence of COVID-19.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 290% to $303,999 in the three months ended June 30, 2021, compared to $77,928 in the three months ended June 30, 2020. Oil and gas revenues increased 181% to $632,487 in the six months ended June 30, 2021, compared to $225,064 in the six months ended June 30, 2020. The increase in revenue was due to (i) increased oil production volumes, up 131% and 84% for the three and six-month periods, respectively, partially offset by a decline in natural gas production, down 18% and 35% for the three and six-month periods, respectively, and (ii) improved commodity pricing, including 87% and 189% increases in crude oil prices and natural gas prices, respectively, realized during the three-month period and 50% and 576% increases in crude oil prices and natural gas prices, respectively, realized during the six-month period.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2021 and 2020:

	Six Months Ended June 30		Three Months Ended June 30,
	2021	2020	2021	2020
Gross producing wells	4	4	4	4
Net producing wells	0.68	0.49	0.68	0.49
Net oil production (Bbl)	8,295	4,502	3,901	1,686
Net gas production (Mcf)	25,738	39,526	11,447	14,037
Average sales price – oil (per barrel)	$57,36	38.19	$63.30	$33.87
Average sales price – natural gas (per Mcf)	$3.88	0.57	$2.60	$0.90

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

Lease Operating Expenses. Lease operating expenses decreased 6% to $92,531 during the three months ended June 30, 2021, from $98,916 during the three months ended June 30, 2020. Lease operating expenses increased 44% to $258,745 during the six months ended June 30, 2021 from $180,150 during the six months ended June 30, 2020.

The decrease in lease operating expenses during the three-month period was attributable to reduced costs associated with the O’Brien #3 well that was shut-in during the quarter. The increase in lease operating expenses during the six-month period was principally attributable to rework costs on the Frost #1H well during the first quarter of 2021 and an increase in severance taxes resulting from higher sales.

All lease operating expenses are attributable to U.S. operations.

Depreciation and Depletion Expense. Depreciation and depletion expense was $26,271 and $51,323 for the three months ended June 20, 2021 and 2020, respectively, and $58,635 and $142,145 for the six months ended June 30, 2021 and 2020, respectively. The change in depreciation and depletion was due to the decrease in gas production.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $0 and $0 for the three months ended June 30, 2021 and 2020, and $0 and $429,116 for the six months ended June 30, 2021 and 2020, respectively. The change in impairment of oil and gas properties was due to a full cost ceiling test write-down in the 2020 period primarily relating to a decline in energy prices.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased slightly to $231,328 during the three months ended June 30, 2021 from $230,220 during the three months ended June 30, 2020 and increased by 14% to $624,979 during the six months ended June 30, 2021 from $546,840 during the six months ended June 30, 2020. The increase in general and administrative expenses for the six-month period was primarily attributable to professional fees related to the two ATM offerings and redemption of preferred stock during the first quarter of 2021.

Stock-Based Compensation. Stock-based compensation decreased to $0 during the three months ended June 30, 2021 from $39,323 during the three months ended June 30, 2020 and decreased 84% to $15,109 during the six months ended June 30, 2021 from $96,765 during the six months ended June 30, 2020. The decrease was attributable to the timing of annual grants which were deferred during 2021 along with the deferral of our annual meeting.

Other Income (Expense). Other income/expense, net, totaled $787 of income during the three months ended June 30, 2021, compared to $5,352 of income during the three months ended June 30, 2020, and totaled $11,161 of income during the six months ended June 30, 2021, compared to $17,540 of expense during the six months ended June 30, 2020. Other income during the six months ended June 30, 2021 consisted of interest income and income arising from the recovery of escrowed funds previously written-off. Other expense during the six months ended June 30, 2020 consisted of $9,277 of interest income, offset by interest expense of $26,817 relating to the bridge loan notes, consisting of $3,350 interest paid in cash and $23,467 of interest attributable to amortization of the value of warrants issued in connection with the bridge loan notes.

Financial Condition

Liquidity and Capital Resources. At June 30, 2021, we had a cash balance of $5,118,740 and working capital of $5,354,159, compared to a cash balance of $1,242,560 and working capital of $1,142,513 at December 31, 2020.

Cash Flows. Operating activities used cash of $527,759 during the six months ended June 30, 2021, compared to $567,439 used during the six months ended June 30, 2020. The change in operating cash flow was attributable to a lower loss incurred during the 2021 period, offset by an increase in cash used attributable to changes in operating assets and liabilities in the 2021 period and higher non-cash expenses reflected in the 2020 period.

Investing activities used $166,949 during the six months ended June 30, 2021, compared to $576,062 during the six months ended June 30, 2020. The change in funds used by investing activities is principally attributable to reduced investing activities in 2021.

Financing activities provided $4,570,888 during the six months ended June 30, 2021, compared to $3,709,917 provided during the six months ended June 30, 2020. Cash provided by financing activities during the six months ended June 30, 2021 was attributable to funds received from two ATM offerings ($6,575,889), partially offset by cash used to pay dividends on preferred stock ($37,201) and to redeem all remaining outstanding shares of preferred stock ($1,967,800). Cash provided by financing activities during the six months ended June 30, 2020 was attributable to funds received from the sale of common stock ($4,434,169, including $58,575 of subscriptions receivable relating to shares sold at year-end 2019) under our 2019 ATM Offering, partially offset by repayment of our Bride Loan Notes ($621,052) and payment of dividends on our preferred stock ($103,200).

Long-Term Liabilities. At June 30, 2021, we had long-term liabilities of $323,717, compared to $171,791 at December 31, 2020. Long-term liabilities at June 30, 2021 and December 31, 2020, consisted of a reserve for plugging costs and the long-term lease liability.

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

During the six months ended June 30, 2021, we invested $166,949 for the acquisition and development of oil and gas properties, including additional contributions to our cost method investment in Hupecol Meta. $30,948 of the investments related to Lou Brock acreage in the U.S. Permian Basin. $136,001 of the investments consisted of contributions to our cost method investment in Hupecol Meta, including $99,716 paid to increase our ownership interest in Hupecol Meta. Of the amount invested, we capitalized $30,948 to oil and gas properties subject to amortization and capitalized $136,001 to our interest in Hupecol Meta.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

With our receipt, during the first quarter of 2021, of $6,575,889 from sales of common stock under our ATM offerings, we believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled over the next twelve months.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2021
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

