Form 10-Q
period 2021-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2021-11-12
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, we had 9,928,338 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$4,943,181	$1,242,560
Accounts receivable – oil and gas sales	125,930	95,763
Prepaid expenses and other current assets	166,020	35,845
TOTAL CURRENT ASSETS	5,235,131	1,374,168

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	61,119,974	61,089,737
Costs not being amortized	3,981,805	3,981,805
Office equipment	90,004	90,004
Total	65,191,783	65,161,546
Accumulated depletion, depreciation, amortization, and impairment	(60,230,667)	(60,150,988)
PROPERTY AND EQUIPMENT, NET	4,961,116	5,010,558

Cost method investment	451,619	260,405
Right of use asset	286,336	194,123
Other assets	3,167	3,167
TOTAL ASSETS	$10,937,369	$6,842,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$44,385	$120,140
Accrued expenses	14,959	939
Current portion of lease liability	55,718	110,577
TOTAL CURRENT LIABILITIES	115,062	231,656

LONG-TERM LIABILITIES
Lease liability, net of current portion	226,782	107,862
Reserve for plugging and abandonment costs	68,209	63,929
TOTAL LONG-TERM LIABILITIES	294,991	171,791

TOTAL LIABILITIES	410,053	403,447

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 0 and 1,085 shares issued and outstanding, respectively; liquidation preference of $ and $1,085,000	—	1
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 835 and 835 shares issued and outstanding, respectively; liquidation preference of $0 and $835,000	—	1
Common stock, par value $0.001; 12,000,000 shares authorized; 9,928,338 and 6,977,718 shares issued and outstanding, respectively	9,928	6,977
Additional paid-in capital	83,203,994	78,453,906
Accumulated deficit	(72,686,606)	(72,021,911)
TOTAL SHAREHOLDERS’ EQUITY	10,527,316	6,438,974
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,937,369	$6,842,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

OIL AND GAS REVENUE	$290,375	$126,425	$922,862	$351,489

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	184,869	53,603	443,614	233,753
General and administrative expense	436,304	240,390	1,076,392	883,995
Depreciation and depletion	21,045	94,926	79,680	237,071
Impairment of oil and gas properties	—	—	—	429,116
Total operating expense	642,218	388,919	1,599,686	1,783,935

Loss from operations	(351,843)	(262,494)	(676,824)	(1,432,446)

OTHER INCOME
Interest income	968	2,729	12,425	12,006
Interest expense	—	—	(296)	(26,817)
Total other income	968	2,729	12,129	(14,811)

Net loss before taxes	(350,875)	(259,765)	(664,695)	(1,447,257)

Income tax expense	—	—	—	—

Net loss	(350,875)	(259,765)	(664,695)	(1,447,257)

Dividends to Series A and B preferred stockholders	—	(69,600)	(37,201)	(172,800)

Net loss attributable to common shareholders	$(350,875)	$(329,365)	$(701,896)	$(1,620,057)

Basic and diluted loss per common share	$(0.04)	$(0.05)	$(0.07)	$(0.23)

Based and diluted weighted average number of common shares outstanding	9,928,338	6,972,128	9,585,493	9,626,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2020	1,920	$2	6,977,718	$6,977	$78,453,906	$—	$(72,021,911)	$6,438,974

Issuance of common stock for cash, net	—	—	2,921,620	2,922	6,572,967	—	—	6,575,889
Stock-based compensation	—	—	—	—	15,109	—	—	15,109
Conversion of Series A Preferred Stock to common stock	(60)	—	24,000	24	(24)	—	—	—
Redemption of Series A and Series B Preferred Stock	(1,860)	(2)	—	—	(1,967,798)	—	—	(1,967,800)
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(37,201)	—	—	(37,201)
Net loss	—	—	—	—	—	—	(268,476)	(268,476)

Balance – March 31, 2021	—	—	9,923,338	9,923	83,036,959	—	(72,290,387)	10,756,495

Net loss	—	—	—	—	—	—	(45,344)	(45,344)

Balance – June 30, 2021	—	—	9,923,338	9,923	83,036,959	—	(72,335,731)	10,711,151

Stock-based compensation	—	—	5,000	5	167,035	—	—	167,040
Net loss	—	—	—	—	—	—	(350,875)	(350,875)

Balance – September 30, 2021	—	$—	9,928,338	$9,928	$83,203,994	$—	$(72,686,606)	$10,527,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(664,695)	$(1,447,257)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	79,680	237,071
Impairment of oil and gas properties	—	429,116
Accretion of asset retirement obligation	4,280	7,779
Stock-based compensation	182,149	105,846
Amortization of debt discount	—	23,467
Amortization of right of use asset	60,208	64,423
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(30,167)	59,059
Increase in prepaid expenses and other current assets	(130,175)	(35,520)
Decrease in accounts payable and accrued expenses	(116,595)	(197,006)
Increase (decrease) in operating lease liability	(33,501)	(83,038)

Net cash used in operating activities	(648,816)	(836,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(30,237)	(1,272,133)
Payments for capital contribution for cost method investment	(191,214)	(55,264)

Net cash used in investing activities	(221,451)	(1,327,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable – related party	—	(621,052)
Proceeds from the issuance of common stock, net of expenses	6,575,889	4,434,169
Redemption of Series A and Series B Preferred Stock	(1,967,800)	—
Payment of preferred stock dividends	(37,201)	(172,800)

Net cash provided by financing activities	4,570,888	3,640,317

Increase (decrease) in cash	3,700,621	1,476,860
Cash, beginning of period	1,242,560	97,915
Cash, end of period	$4,943,181	$1,574,775

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$3,350
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series A preferred stock to common stock	$24	$—

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $664,695 for the nine months ended September 30, 2021. As a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, oil and gas demand and prices realized from oil and gas sales declined sharply. While the COVID-19 crisis has, in some regards, subsided and the global economy oil and gas prices have recovered, future spikes in COVID-19 infection rates could result in declines in global economic activity and oil and gas prices. Any such future declines in prices would adversely affect the Company’s revenues and profitability.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $4,619,259 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2021. The Company also had cash deposits of $4,695 in Colombian banks at September 30, 2021 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three and nine months ended September 30, 2021 and 2020, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Series A Convertible Preferred Stock	—	434,000	—	434,000
Series B Convertible Preferred Stock	—	185,644	—	185,644
Stock warrants	98,400	98,400	98,400	98,400
Stock options	990,173	480,973	990,173	480,973
Total	1,088,573	1,199,017	1,088,573	1,199,017

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from September 30, 2021 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Oil sales	$213,503	$85,617	$689,296	$257,567
Natural gas sales	51,984	21,795	151,808	44,456
Natural gas liquids sales	24,888	19,013	81,758	49,466
Total revenue from customers	$290,375	$126,425	$922,862	$351,489

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2021 or 2020.

NOTE 3 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2021, the Company invested $30,237, net, for the acquisition and development of oil and gas properties, all attributable to U.S. properties, principally acreage in Reeves County. All of the amount invested was capitalized to oil and gas properties subject to amortization. The Company also invested $191,214 in Hupecol Meta relating to drilling operations in Colombia, reflected in the cost method investment asset.

During the three and nine months ended September 30, 2021, the Company recorded depletion expense of $21,045 and $79,680, respectively. During the three and nine months ended September 30, 2020, the Company recorded depletion expense of $94,926 and $237,071, respectively.

During the three and nine months ended September 30, 2021, the Company recorded an impairment of oil and gas properties of $0 and $0, respectively, and $0 and $429,116 during the three and nine months ended September 30, 2020. Impairment was due to a full cost ceiling test write-down primarily relating to a decline in energy prices.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2021 and long lived assets (net of depletion, amortization, and impairment) as of September 30, 2021 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2021	As of September 30, 2021
	Revenues	Long Lived Assets, Net
United States	$922,862	$2,617,990
Colombia	—	2,343,126
Total	$922,862	$4,961,116

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

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2021 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2021	730,973	$5.07
Granted	264,000	1.70
Exercised	—	—
Forfeited	(4,800)	167.81
Outstanding at September 30, 2021	990,173	$3.38	$361,460
Exercisable at September 30, 2021	792,177	$3.79	$260,480

During the nine months ended September 30, 2021, options to purchase an aggregate of 210,000 shares of the Company’s common stock were granted to the Company’s directors and sole officer. The options have a ten-year life and are exercisable at $1.77 per share. The 60,000 aggregate options granted to directors vest 20% on the date of grant and 80% ten months from the date of grant. The 150,000 options granted to the Company’s sole officer vest one year from the date of grant. The grant date fair value of these stock options was $340,308 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $1.77; risk free interest rate based on the applicable US Treasury bill rate – 1.27%; dividend yield – 0%; volatility factor based on the trading history of the Company – 107.2%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

Additionally, during the nine months ended September 30, 2021, options to purchase 54,000 shares of the Company’s common stock, granted in November 2020 subject to shareholder approval of the Company’s 2021 Plan, received the requisite approval of shareholders and are treated as granted during the nine months ended September 30, 2021. The options have a ten-year life, are exercisable at $1.45 per share and vested in full on shareholder approval of the 2021 Plan. The grant date fair value of these stock options was $70,279 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $1.45; risk free interest rate based on the applicable US Treasury bill rate - 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 103.3%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

As of September 30, 2021, there were 389,827 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

During the nine months ended September 30, 2021, a non-executive employee was granted 5,000 shares of the Company’s common stock as compensation for services with a grant date fair value of $10,825 based on the market price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2021, the Company recognized $182,149 of stock-based compensation expense attributable to the amortization of stock options and the issuance of common stock as compensation. As of September 30, 2021, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $255,795. The unrecognized expense is expected to be recognized over a weighted average period of 0.75 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2021 is 6.99 years and 6.29 years, respectively.

The following table reflects total stock-based compensation recorded by the Company for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

Stock-based compensation expense included in general and administrative expense	$182,149	$105,846
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.02)

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

Series A Convertible Preferred Stock

During the nine months ended September 30, 2021 and 2020, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $20,501 and $96,900, respectively.

In February 2021, 60 shares of Series A Preferred Stock were converted into 24,000 shares of common stock, and the Company redeemed all remaining shares of Series A Preferred Stock for cash paid of $1.07 million plus accrued dividends.

Series B Convertible Preferred Stock

During the nine months ended September 30, 2021 and 2020, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $16,700 and $75,900, respectively.

In February 2021, the Company redeemed all remaining shares of Series B Preferred Stock for cash paid of $0.9 million plus accrued dividends.

Warrants

A summary of warrant activity and related information for 2021 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2021	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2021	98,400	$2.63	$—
Exercisable at September 30, 2021	98,400	$2.63	$—

NOTE 6 – NOTES PAYABLE – RELATED PARTY

During the nine months ended September 30, 2020, interest expense paid in cash totaled $3,350 and interest expense attributable to amortization of debt discount totaled $23,467. The Bridge Loan Note was repaid in full as of September 30, 2020.

The holders of the Bridge Loan Notes were the CEO and a 10% shareholder of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement, which lease agreement was renegotiated in July 2021. The new agreement began August 1, 2021 and expires October 31, 2025. During the three and nine months ended September 30, 2021, the operating cash outflows related to operating lease liabilities totaled $25,179 and $91,525, respectively, and the expense for the right of use asset for operating leases was $11,929 and $60,208, respectively. As of September 30, 2021, the Company’s operating lease had a weighted-average remaining term of 4.08 years and a weighted average discount rate of 12%. As of September 30, 2021, the lease agreement requires future payments as follows:

Year	Amount
2021	21,434
2022	86,373
2023	87,288
2024	88,801
2025	75,051
Total future lease payments	358,947
Less: imputed interest	(76,447)
Present value of future operating lease payments	282,500
Less: current portion of operating lease liabilities	(55,718)
Operating lease liabilities, net of current portion	$226,782
Right of use assets	$286,336

The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2020. As of, and for the nine months ended, September 30, 2021, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at September 30, 2021:

September 30, 2021
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

During the nine months ended September 30, 2021, we contributed an additional $191,214 to Hupecol Meta, including $99,716 to increase our ownership interest to 7.85%.

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

Drilling Activity

During the nine months ended September 30, 2021, no drilling activities were conducted.

During the nine months ended September 30, 2021, our capital investment expenditures totaled $30,237, principally relating to placing our Johnson and O’Brien wells in Reeves County on gas lift.

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

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 130% to $290,375 in the three months ended September 30, 2021, compared to $126,425 in the three months ended September 30, 2020. Oil and gas revenues increased 163% to $922,862 in the nine months ended September 30, 2021, compared to $351,489 in the nine months ended September 30, 2020.

The increase in revenue was due to (i) improved commodity pricing, including 86% and 254% increases in crude oil prices and natural gas prices, respectively, realized during the three-month period and 76% and 397% increases in crude oil prices and natural gas prices, respectively, realized during the nine-month period and (ii) a 55% increase in oil production volume during the nine months ended September 30, 2021, and a 60% increase in oil production volume for the three months ended September 30, 2021, partially offset by a 17% and 38% declines in natural gas production for the three and nine-month periods, respectively.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30		Three Months Ended September 30,
	2021	2020	2021	2020
Gross producing wells	4	4	4	4
Net producing wells	0.68	0.78	0.68	0.78
Net oil production (Bbl)	11,391	7,372	3,096	1,941
Net gas production (Mcf)	39,765	64,269	14,027	16,941
Average sales price – oil (per barrel)	$60.51	$34.45	$68.96	$37.12
Average sales price – natural gas (per Mcf)	$3.82	$0.77	$3.71	$1.05

The gross/net producing wells reflects cessation of operation, and ultimate sale, of two uneconomical wells in Louisiana, offset by the commencement of operations of two wells in Yoakum County, Texas. The change in production volumes was primarily attributable to the increase in production at our Frost #1 and Frost #2 wells, partially offset by the shut-in of our O’Brien #3-H well for repair and natural decline in production from our other Reeves County well. With our Reeves County wells being put on gas lift during the quarter ended September 30, 2021, we anticipate an increase in production from those wells in future periods.

The change in average sales prices realized reflects a spike in natural gas prices attributable to increased demand accompanying the February freezing weather in Texas and a broad recovery in global energy prices reflecting increased energy demand and reduced global supplies as the global economy recovers from the COVID-19 pandemic.

All oil and gas sales revenues are attributable to U.S. operations.

Lease Operating Expenses. Lease operating expenses increased 245% to $184,869 during the three months ended September 30, 2021, from $53,603 during the three months ended September 30, 2020. Lease operating expenses increased 90% to $443,614 during the nine months ended September 30, 2021, from $233,753 during the nine months ended September 30, 2020.

The change in lease operating expenses was principally attributable to increased severance taxes associated with the increase in revenues and non-recurring water disposal and operating costs incurred on the Lou Brock well during testing.

All lease operating expenses are attributable to U.S. operations.

Depreciation and Depletion Expense. Depreciation and depletion expense was $21,045 and $94,926 for the three months ended September 30, 2021 and 2020, respectively, and $79,680 and $237,071 for the nine months ended September, 30, 2021 and 2020, respectively. The change in depreciation and depletion was due to The change in depreciation and depletion was due to the lower depletable base during 2021 following the impairment charges in 2020.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $0 for the three months ended September 30, 2021 and 2020, and $0 and $429,116 for the nine months ended September 30, 2021 and 2020, respectively. The change in impairment of oil and gas properties was due to a full cost ceiling test write-down in the 2020 period primarily relating to a decline in energy prices during the peak of the COVID-19 pandemic.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased by 16% to $269,264 during the three months ended September 30, 2021 from $231,309 during the three months ended September 30, 2020 and increased by 15% to $894,243 during the nine months ended September 30, 2021 from $778,149 during the nine months ended September 30, 2020. The increase in general and administrative expense for the three and nine-month periods was primarily attributable to increased professional fees.

Stock-Based Compensation. Stock-based compensation increased to $167,040 during the three months ended September 30, 2021 from $9,081 during the three months ended September 30, 2020, and increased 72% to $182,149 during the nine months ended September 30, 2021 from $105,846 during the nine months ended September 30, 2020. The change was attributable to the amortization of stock options granted during 2021 and late 2020.

Other Income (Expense). Other income/expense, net, totaled $968 of income during the three months ended September 30, 2021, compared to $2,729 of income during the three months ended September 30, 2020, and totaled $12,129 of income during the nine months ended September 30, 2021, compared to $14,811 of expense during the nine months ended September 30, 2020. Other income for all periods consisted on interest earned on cash balances which, during the nine months ended September 30, 2020, was offset by interest expense relating to Bridge Loan Notes. Interest income during the 2021 periods increased as a result of higher cash balances. The Bridge Loan Notes were repaid in full in January 2020 and no interest expense will be paid relating to those notes after the quarter ended March 31, 2020.

Financial Condition

Liquidity and Capital Resources. At September 30, 2021, we had a cash balance of $4,943,181 and working capital of $5,120,069, compared to a cash balance of $1,242,560 and working capital of $1,142,513 at December 31, 2020.

Cash Flows. Operating activities used cash of $648,816 during the nine months ended September 30, 2021, compared to $836,060 used during the nine months ended September 30, 2020. The change in operating cash flow was attributable to a lower loss incurred during the 2021 period.

Investing activities used cash of $221,451 during the nine months ended September 30, 2021, compared to $1,327,397 used during the nine months ended September 30, 2020. The change in funds used by investing activities is principally attributable to reduced drilling and development activities in 2021.

Financing activities provided $4,570,888 during the nine months ended September 30, 2021, compared to $3,640,317 provided during the nine months ended September 30, 2020. Cash provided by financing activities during the nine months ended September 30, 2021 was attributable to funds received from two ATM offerings ($6,575,889), partially offset by cash used to pay dividends on preferred stock ($37,201) and to redeem all remaining outstanding shares of preferred stock ($1,967,800). Cash provided by financing activities during the nine months ended September 30, 2020 was attributable to funds received from the sale of common stock ($4,434,169, including $58,575 of subscriptions receivable relating to shares sold at year-end 2019) under our 2019 ATM Offering, partially offset by repayment of our Bride Loan Notes ($621,052) and payment of dividends on our preferred stock ($103,200).

Long-Term Liabilities. At September 30, 2021, we had long-term liabilities of $294,991, compared to $171,791 at December 31, 2020. Long-term liabilities at September 30, 2021 and December 31, 2020, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our newly acquired Colombian acreage. Based on discussions with our Colombian operator, we anticipate that drilling operations on our CPO-11 block in Colombia will commence in early 2022. Based on previously disclosed issues with fracking of our initial Hockley County well, Lou Brock #1-H, the well operator has recommended plugging and abandoning that well and we expect to incur associated costs during the fourth quarter of 2021. The actual timing and number of well operations undertaken during 2021 and 2022, in Colombia and the Permian Basin, will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the nine months ended September 30, 2021, we invested $221,451 for the acquisition and development of oil and gas properties, including additional contributions to our cost method investment in Hupecol Meta. $30,237 of the investments related to our Reeves County acreage in the U.S. Permian Basin. $191,214 of the investments consisted of contributions to our cost method investment in Hupecol Meta, including $99,716 paid to increase our ownership interest in Hupecol Meta. Of the amount invested, we capitalized $30,237 to oil and gas properties subject to amortization and capitalized $191,214 to our interest in Hupecol Meta.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 12, 2021
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

