Form 10-K
period 2021-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2022-03-31
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, based on the closing sales price of the registrant’s common stock on that date, was approximately $22.6 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 29, 2022 was 9,928,338.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The following table sets forth information relating to our principal properties as of December 31, 2021:

		Average	Gross	Net proved	2021 Net Production
	Net acreage	working interest %	producing wells(1)	reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Texas	926	19.8%	4	245,703	14,367	60,069
Louisiana and Oklahoma	582	23.4%	—	—	—	—

Total U.S.	1,508	21.1%	4	245,703	14,367	60,069
Colombia	73,789	7.1%	—	—	—	—

Total	75,297	7.2%	4	245,703	14,367	60,069

In 2021, our net acreage in the U.S. decreased as a result of lease expirations in Reeves County, Texas (40 net acres) and Hockley County, Texas (286 net acres), partially offset by an increase in net acres held in Louisiana (291 net acres). In Colombia, we increased our acreage position by increasing our ownership interest in Hupecol Meta, LLC (“Hupecol Meta”) from 2% to 7.85%. As a result, we effectively increased our interest in the underlying assets of Hupecol Meta to a 6.99% interest in the 69,128 acre Venus Exploration Area and a 3.495% interest in 570,277 additional acres in which Hupecol Meta holds a 50% interest.

- United States Properties:

In the United States, our principal properties and operations are located in the on-shore Permian Basin and Gulf Coast regions of Louisiana and Texas.

Texas Properties – Permian Basin

Reeves County. We hold a 18.1% average working interest in 320 gross acres in Reeves County, Texas, consisting of (1) the 160 gross acre Johnson Lease, in which we hold a 25% working interest, subject to a proportionate 5% back-in after payout, and (2) the 160 gross acre O’Brien Lease, in which we hold an average 11.2% working interest. Our Reeves County acreage lies within the Delaware sub-basin of the Permian Basin, with resource potential in the Wolfcamp, Bone Spring and Avalon formations. During 2017, we drilled and completed our initial wells on both lease blocks, the Johnson State #1H well and the O’Brien #3H well, both horizontally drilled and hydraulically fractured wells in the Wolfcamp A formation. The Johnson #1H well and O’Brien #3H well were both placed on gas lift during 2021 and were producing at December 31, 2021.

In June 2018, a new operator took control of operations of our Reeves County acreage, following the acquisition of the interests of the former operator. No wells have been drilled on our Reeves County acreage since the change of operatorship. As of December 31, 2021, no additional development or drilling operations are planned with respect to our Reeves County acreage.

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

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of a 23.437% mineral interest in 2,485 gross acres in East Baton Rouge Parish.

There are no present wells, or plans to conduct drilling operations, on our Louisiana acreage.

- Colombian Properties:

At December 31, 2021, we held interests in multiple prospects, all operated by Hupecol Operating and affiliates, in Colombia covering 1,031,610 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2021:

Property	Operator	Ownership Interest(1)	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
CPO-11 – Venus Exploration Area	Hupecol	6.99%	69,128	—	—
CPO-11	Hupecol	3.495%	570,277	—	—
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Serrania	Hupecol	12.5%	110,769	—	—

Total			1,031,610	—	—

(1)	In 2021, we increased our ownership interest in the CPO-11 block with our ownership interest in the Venus Exploration Area increasing to 6.99% and our ownership interest in the remainder of the block increasing to 3.495%.

At December 31, 2021, we held interests in four concessions operated by Hupecol Operating Co. in Colombia. The CPO-11 concession, including the Venus Exploration Area, is located in the Llanos Basin. The Loc Picachos, Macaya and Serrania concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 1,031,610 gross acres.

CPO-11

During 2019, we acquired a two percent ownership interest in Hupecol Meta, LLC (“Hupecol Meta”). Hupecol Meta owns the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia. The CPO-11 block is comprised of the 69,128 acre Venus Exploration area and 570,277 acres which was 50% farmed out by Hupecol to Parex Resources. In 2021, Hupecol Meta increased its ownership interest in the CPO-11 block and we agreed to contribute $99,716 of additional capital to increase our ownership interest in Hupecol Meta to 7.85%. Through our ownership interest in Hupecol Meta, after the agreed 2021 increase in ownership, we hold a 6.99% interest in the Venus Exploration area and a 3.495% interest in the remainder of the CPO-11 block.

The CPO-11 block covers almost 1,000 square miles with multiple identified leads and prospects. The Venus Exploration area includes an existing productive vertical well that is presently shut-in. Pursuant to the farm-out agreement covering the balance of the CPO-11 block, the Daisy-1 well, a vertical well, began drilling in December 2019 and was determined to be a dry hole in early 2020. The Matuno-1 well, a vertical well drilled at no cost to Houston American, was drilled during 2020 and was a dry hole. Drilling on the CPO-11 block is expected to commence in 2022 subject to industry conditions. Future wells in the Venus Exploration area, if any, are expected to be horizontal wells.

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

Drilling Activity

During 2021, we drilled no wells. The following table summarizes the number of wells drilled during 2021, 2020 and 2019, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total development wells	—	—	—	—	—	—

Exploratory wells, completed as:
Productive	—	—	1	0.20	1	0.125
Non-productive	—	—	2	0.02	—	—
Total exploratory wells	—	—	3	0.22	1	0.125

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

As of December 31, 2021, we had no drilling operations in progress.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2021, we owned interests in 4 gross wells (excluding wells in which we hold only royalty interests). As of December 31, 2021, we had ownership interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	4	—
Net	0.68	—
Colombia
Gross	—	—
Net	—	—
Total
Gross	4	—
Net	0.68	—

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Net Production:
Gas (Mcf):
United States	60,069	69,433	116,629
Colombia	—	—	—
Total	60,069	69,433	116,629

Oil (Bbls):
United States	14,367	11,385	13,674
Colombia	—	—	—
Total	14,367	11,385	13,674

Average sales price:
Gas ($ per Mcf)
United States	$4.13	$1.14	$2.02
Colombia	—	—	—
Total	$4.13	$1.14	$2.02

Oil ($ per Bbl)
United States	$63.60	$35.63	$55.73
Colombia	—	—	—
Total	$63.60	$35.63	$55.73

Average production costs ($ per BOE):
United States	$33.67	$16.59	$22.38
Colombia	—	—	—
Total	$33.67	$16.59	$22.38

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2021, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (“PV-10”) and after future income taxes (“Standardized Measure”) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed Producing
United States	94,551	906,918	245,704
Colombia	—	—	—
Total Proved Developed Producing Reserves	94,551	906,918	245,704
Proved Undeveloped
United States	—	—	—
Colombia	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	94,551	906,918	245,704

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$3,380,978	$—	$3,380,978
Standardized measure (3)	$3,380,978	$—	$3,380,978

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2021. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2021. The average prices utilized for purposes of estimating our proved reserves were $63.04 per barrel of oil and $3.49 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Proved Undeveloped Reserves

We had no proved undeveloped reserves at either December 31, 2020 or December 31, 2021.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions, but excluding acreage in which we hold a royalty interest but no working interest), categorized by geographical area, which we held as of December 31, 2021:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	640	109	6,511	1,399.7
Colombia	—	—	1,031,610	73,788.8
Total	640	109	1,038,121	75,188.5

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

The leases and concessions comprising the U.S. undeveloped acreage set forth in the table above relate primarily to our Yoakum acreage which will expire in October 2022 unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production.

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

Marketing

At December 31, 2021, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Employees

As of December 31, 2021, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

We have incurred losses from operations in each year since 2011 and, at December 31, 2021, had an accumulated deficit of $73,043,441. While we have implemented cost control initiatives that have brought down our cash overhead in recent years, our ability to attain profitability is substantially dependent upon increasing our production and production revenues while continuing to control costs. In order to increase production and revenues, we will need to successfully drill new wells on our existing, or future acquired, acreage at a pace, and with results, significantly greater than in recent years. If, for any reason, we are unable to substantially increase our production and revenues, while controlling drilling costs and overhead, we may never attain, or sustain, profitability. Our ability to so increase production and revenues and attain profitability is subject to all of the other risks of oil and gas operations as well as our ability to fund our share of drilling and development operations.

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

The COVID-19 pandemic materially adversely affected our operations during 2020 and may adversely affect our operations in the future.

In early 2020, global health care systems and economies began to experience historic strain from the spread of the COVID-19 coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to, and did, slow with a resulting forecast of a decline in oil and gas demand. As a result, global energy prices declined precipitously. The decline in prices adversely affected our revenues and profitability in 2020 and, while energy prices have recovered, may adversely affect the economics of our existing wells and planned future wells, possibly resulting in impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

In response to the COVID-19 pandemic, some of our key vendors, service suppliers and partners have implemented a variety of safety measures. Some of those measures, such as remote work arrangements, have resulted and can be expected to continue to result in slowed operational, reporting, accounting and other processes which may result in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies, any of which could substantially adversely affect our operating results for as long as the current pandemic persists and potentially for some time after the pandemic subsides.

Supply chain challenges arising in the wake of the COVID-19 pandemic may adversely affect our operations.

Supply and demand imbalances arising from the COVID-19 pandemic have resulted in shortages, backlogs and delayed deliveries of a wide array of products and services, including products and services critical to oil and gas operations. As a result of such supply chain challenges, we may experience unavailability, or delay in delivery, of products and services that are critical to our well operations. Any such delays may result in deferral or reduction of revenues and increased costs, any of which could materially adversely affect our profitability.

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

Our financial resources are limited and may not be adequate to fully drill and develop our acreage or to consummate any meaningful acquisition. While our available funds as of March 2022 are expected to be adequate to fund our share of well costs on wells expected to be drilled, as of that date, during 2022, our funds on hand are not expected to be adequate to support a long-term drilling and development plan with respect to our existing acreage holdings, should such a plan be implemented.

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

Our ability to utilize our common stock to finance future capital needs, or for other purposes, is limited by our authorized shares available for issuance.

As of March 2022, we had authority to issue a total of 12 million shares of common stock, of which approximately 9,928,338 shares had been issued and 1,084,566 shares were reserved for issuance pursuant to outstanding stock options and warrants. Absent an increase in authorized shares of common stock, we only have approximately 987,096 shares of common stock available for issuance to raise capital or to support additional stock option grants and for other uses.

We have historically utilized “at-the-market” sales of our common stock to provide financing to support growth and operations. With the limited shares of common stock presently available for issuance, our ability to secure additional funding through the sale of common stock is limited. Absent an increase in the shares of common stock authorized to be issued, we will be limited to other financing structures in the event additional financing is required. Such alternative structures may be less favorable or unavailable in which case we may be forced to forego opportunities or required to downsize operations due to lack of funding.

In 2021, we recommended that our shareholders approve an amendment to our certificate of incorporation to increase authorize shares to support potential future capital requirements. While an overwhelming majority of shares voted approved such increase, the vote was insufficient to implement the amendment. There can be no assurance that we will be able to secure the necessary shareholder vote to increase our authorized shares of common stock and, therefore, we may continue to be limited in the shares of common stock we may issue.

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

We have historically been focused on development of a small number of geographically concentrated prospects. Accordingly, we lack diversification with respect to the nature and geographic location of our holdings. As a result, we are exposed to higher dependence on individual resource plays and may experience substantial losses should a single individual prospect prove unsuccessful. At December 31, 2021, we owned interests in 1,508 net acres and 0.68 net wells in the United States and 73,788 net acres and no wells in Colombia. While we have resumed activities in Colombia with the acquisition of an interest in the CPO-11 block, our production, revenues and profitability for the foreseeable future are expected to be highly dependent upon the results of existing and future wells we may drill in the Permian Basis. In order grow our revenues and improve profitability, we must continue to drill productive wells. If existing wells, or future wells we may drill, in the Permian Basin perform below expectations, we may experience flat or declining production and revenues and may be unable to attain profitability.

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

Our operations in Colombia are subject to a substantial degree of control by the operators of the properties in which we hold indirect interests in Colombia. We are an investor in a number of ventures operated by Hupecol and our interest in the assets and operations of Hupecol related entities and ventures represent all of our current assets in Colombia. In the past, Hupecol sold its interest in multiple concessions and entities holding multiple concessions each representing, at the time, the largest prospect(s) in terms of reserves and revenues in which we then held an interest. Additionally, Hupecol has, on occasion, temporarily shut-in production from our Colombian properties. It is possible that Hupecol will carry out similar sales or acquisitions of prospects or make similar decisions in the future. Our management intends to closely monitor the nature and progress of future transactions by Hupecol in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction.

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

We currently lease approximately 3,080 square feet of office space in Houston, Texas as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The average monthly rental under the lease, which expires on October 31, 2025, is approximately $7,200. A description of our interests in oil and gas properties is included in “Item 1. Business.”

Item 3.	Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business. As of March 22, 2022, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “HUSA.”

Holders

As of March 29, 2022, there were approximately 873 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	990,173	$3.38	236,000
Equity compensation plans not approved by security holders	—	—	—

	990,173	$3.38	236,000

(1) Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2021 Equity Incentive Plan.

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

Recent Developments

Lease Activity

Colombia. In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”). Pursuant to the terms of the Hupecol Meta Acquisition, we paid total consideration of approximately $197,000. During 2020, we invested an additional $63,405 in Hupecol Meta. In 2021, we contributed an additional $99,716 to Hupecol Meta, increasing our ownership interest to 7.85%

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. As a result of Hupecol Meta’s 2021 purchase of additional interest in the CPO-11 block and the increase in our ownership interest in Hupecol Meta, through our membership interest in Hupecol Meta, we hold a 6.99% interest in the Venus Exploration Area and a 3.495% interest in the remainder of the block.

Drilling Activity and Well Operations

During 2021, our Lou Brock #1-H well in Hockley County, Texas was plugged and abandoned following a failed fracturing operation. Otherwise, no drilling activities were conducted during 2021.

During 2021, our Johnson and O’Brien wells in Reeves County were placed on gas lift.

Capital Investments

During 2021, our capital investment expenditures for acreage acquisitions, drilling, completion and related operations, as well as investments in Hupecol Meta, totaled $238,180, principally relating to investments in Hupecol Meta ($195,374) and placing our Reeves County wells on gas lift ($42,8067).

Financing Activities

In January 2021, we entered into a Sales Agreement with Univest Securities, LLC (“Univest”) pursuant to which we could sell, at our option, up to an aggregate of $4,768,428 in shares of common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We agreed to pay Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 ATM Offering. Additionally, we reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 ATM Offering.

During January 2021, we sold an aggregate of 2,108,520 shares in the 2021 ATM Offering and received proceeds, net of commissions, of $4,625,361.

In February 2021, we entered into a second Sales Agreement with Univest pursuant to which we could sell, at our option, up to an aggregate of $2,030,000 in shares of common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 Supplemental ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 Supplemental ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We agreed to pay Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 Supplemental ATM Offering. Additionally, we reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 Supplemental ATM Offering.

During February 2021, we sold an aggregate of 813,100 shares in the 2021 Supplemental ATM Offering and received proceeds, net of commissions, of $1,969,092.

Proceeds from the 2021 ATM Offering and 2021 Supplemental ATM Offering were used to support our acquisitions of our ongoing efforts to acquire additional acreage positions, to support future drilling operations and to fund redemption of outstanding preferred stock.

Conversion and Redemption of Preferred Stock. In February 2021, 60 shares of our 12% Series A Convertible Preferred Stock were converted into 24,000 shares of common stock and we redeemed all remaining outstanding shares of our 12% Series A Convertible Preferred Stock and 12% Series B Convertible Preferred Stock for $1.97 million plus accrued dividends totaling $32,700.

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

COVID-19

In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 Coronavirus. As the virus spread, global economic activity began to slow and future economic activity slowed with a resulting decline in oil and gas demand and prices. Such decline in prices adversely affected our revenues and profitability in 2020. As the COVID-19 pandemic began to recede, oil and gas prices rose during 2021 to levels exceeding pre-pandemic levels. If a resurgence of COVID-19 occurs and results in price declines as occurred during 2020, the economics of our existing wells and planned future wells, will be adversely affected, possibly resulting in impairment charges to existing properties and delaying or abandoning planned drilling operations as uneconomical.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2021. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

Revenue recognition. On January 1, 2018, we adopted the new revenue guidance using the modified retrospective method for contracts that were not complete at December 31, 2017. ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results are not adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While our 2018 net earnings were not materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2021 and 2020:

	At December 31, 2021	At December 31, 2020
Acquisition costs	$143,847	$1,647,196
Evaluation costs	2,199,279	2,334,609

Total	$2,343,126	$3,981,805

The carrying value of unevaluated oil and gas prospects includes $2,343,126 and $2,343,126 expended for properties in South America at December 31, 2021 and 2020, respectively and $1,638,679 expended for properties in the US at December 31, 2020. We are maintaining our interest in these properties.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Oil and Gas Revenues. Total oil and gas revenues increased 141% to $1,330,198 in 2021 from $552,345 in 2020.

The increase in revenues was attributable to (i) improved commodity pricing, including 79% and 263% increases in crude oil prices and natural gas prices, respectively, realized during 2021 compared to 2020, and (ii) a 26% increase in crude oil production volumes during 2021, partially offset by a 13% decrease in natural gas production during 2021.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2021 and 2020:

	2021	2020
Gross producing wells	4	4
Net producing wells	0.68	0.68
Net oil production (Bbls)	14,367	11,385
Net gas production (Mcf)	60,069	69,433
Oil—Average sales price per barrel	$63.60	$35.63
Gas—Average sales price per mcf	$4.13	$1.14

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

Lease Operating Expenses. Lease operating expenses increased 50% to $606,210 in 2021 from $403,974 in 2020.

The change in lease operating expenses was principally attributable to increased severance taxes associated with the increase in oil and gas revenues and non-recurring water disposal and operating costs incurred on the Lou Brock well during testing.

All lease operating expenses during 2021 and 2020 were attributable to U.S. operations.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 33% to $245,606 in 2021 from $364,810 in 2020. The decrease in depreciation and depletion during 2021 a lower depletable base during 2021 following impairment charges incurred during 2020, partially offset by increased production volume.

Impairment Expense. Impairment expense totaled $0 during 2021 and $2,519,032 in 2020. The impairment expense during 2020 was due to a decrease in the market price of oil and gas as well as downward adjustments to the projected future production from our wells.

General and Administrative Expenses (Excluding Stock-Based Compensation). General and administrative expense increased by 15% to $1,168,969 in 2021 from $1,012,717 in 2020. The change in general and administrative expense was primarily attributable to increased professional fees.

Stock-Based Compensation. Stock-based compensation decreased to $323,611 in 2021 from $434,581 in 2020. The change was attributable to the issuance of fully vested stock options during 2020.

Other Income (Expense). Other income/expense, net, totaled $12,668 of income during 2021, compared to $145,695 of income during 2020. Other income consisted of interest earned on cash balances and, during 2020, $164,706 of other income arising from the recovery of escrowed funds previously written off, which, during 2020, was offset by interest expense relating to notes payable that were repaid in January 2020.

Financial Condition

Liquidity and Capital Resources. At December 31, 2021, we had a cash balance of $4,894,577 and working capital of $5,052,685, compared to a cash balance of $1,242,560 and working capital of $1,142,512 at December 31, 2020.

Cash Flows. Operating activities used cash of $680,691 during 2021, compared to $864,787 used during 2020. The change in cash flows from operating activities was attributable to a lower loss incurred during the 2021 period.

Investing activities used cash of $238,180 during 2021, compared to $1,571,785 used during 2020. The decrease in cash used in investing activities reflects decreased drilling, development and acquisition activities during 2021 compared to 2020. During 2021, our investing activities consisted principally of additional investments in Hupecol Meta ($195,374) and investments with respect to our Permian Basin properties ($42,806), principally relating to putting two wells on gas lift. During 2020, out investing activities included the cost of acquisition, evaluation, and development of U.S. properties ($1,503,349), attributable to acreage acquired in the Northern Shelf of the Permian Basin in Texas, (2) drilling and development operations in the U.S. Permian Basin ($6,527), and (3) investments in Hupecol Meta relating to drilling operations in Colombia ($63,396), partially offset by cash proceeds from the sale of certain oil and gas properties ($1,487).

Financing activities provided cash of $4,570,888 during 2021, compared to $3,581,217 provided during 2020. During 2021, cash provided by financing activities was attributable to funds received from the sale of common stock ($6,575,889) under our 2021 ATM Offering and 2021 Supplemental ATM Offering, partially offset by the payment of dividends on preferred stock ($37,201) and redemption of all remaining outstanding shares of preferred stock ($1,967,800). During 2020, cash provided by financing activities was attributable to funds received from the sale of common stock under our 2019 ATM Offering, totaling $4,434,169, partially offset by repayment of Bridge Loan Notes in the amount of $621,052 and payment of dividends on our preferred stock of $231,900.

Long-Term Liabilities. At December 31, 2021, we had long-term liabilities of $279,953, compared to $171,791 at December 31, 2020. Long-term liabilities, as of December 31, 2021, consisted of a reserve for plugging costs of $68,209 and a lease liability of $211,744.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our Colombian acreage held through Hupecol Meta. Based on discussions with Hupecol Meta, we anticipate that drilling operations on our CPO-11 block in Colombia will commence in mid-2022. There are no present plans to conduct additional drilling operations on our U.S. properties. The actual timing and number of well operations undertaken will be principally controlled by the operators of our acreage based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which we may acquire an interest and participate.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

With our receipt, during 2021, of $6.5 million from sales of common stock under our 2021 ATM Offering and 2021 Supplemental ATM Offering, we believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during 2022.

In the event that we pursue additional acreage acquisitions or expand our drilling plans, we may be required to secure additional funding beyond our resources on hand. While we may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, we presently have only 987,096 authorized shares of common stock available for issuance to support equity capital raises and we have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy this material weakness, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Following is information regarding members of our board of directors:

John Terwilliger, age 74, has served as our President and CEO, and as a director, since December 2020. Mr. Terwilliger is the company’s founder and served as its President, Chief Executive Officer and Chairman of the Board from 2001 to 2015 and continued, in a non-executive role, to provide oil and gas prospect and operations services to the company from 2015 until his appointment as an officer in 2020.

James Schoonover, age 65, has served as a member of our board of directors since April 2018. From June 2018 to December 2020, Mr. Schoonover served as our President and CEO. From 2016 to June 2018, Mr. Schoonover served as Chief Operating Officer of Encompass Compliance Corporation, an OTC Market traded company providing compliance and risk mitigation services to U.S. employers. Previously, from February 2014 to July 2015, Mr. Schoonover served as National Sales Director for Cordant Health Services, a consolidator of independent toxicology laboratories, and, from 1998 to December 2012, as Chief Marketing Officer of MedTox Scientific, Inc., a Nasdaq-listed provider of specialized laboratory testing services and on-site/point-of-collection testing devices. From 2012 to 2017, Mr. Schoonover served as Chairman of the Board of H2O For Life, a non-profit organization focused on service-learning opportunities for students. Mr. Schoonover holds a B.A. degree from Cornell University and an MBA from the University of St. Thomas.

R. Keith Grimes, age 65, has served as a member of our board of directors since 2012. Since 2008, Mr. Grimes has served in various senior executive capacities at New Tech Global and its predecessors, Sierra Hamilton LLC and Hamilton Engineering, LLC. New Tech Global is an international service provider to oil and gas exploration and production companies offering specialized technical consulting and E&P technology to operators worldwide. Mr. Grimes has served as Chief Operating Officer of New Tech Global since 2020. Previously, Mr. Grimes managed all eastern hemisphere operations of Expro Group, an Aberdeen, Scotland based global well testing and subsea engineering company, and served in numerous leadership roles with Halliburton for 20 years. Mr. Grimes holds a B.S. degree in Petroleum Engineering from Texas Tech University.

Stephen Hartzell, age 68, has served as a member of our board of directors since 2005. Mr. Hartzell is the owner and President of S.P. Hartzell, Inc., a professional independent consulting exploration geology firm, and is an owner operator of Southern Star Exploration, LLC, an independent oil and gas company. From 1978 to 1986, Mr. Hartzell served as a petroleum geologist, division geologist and senior geologist with Amoco Production Company, Tesoro Petroleum Corporation, Moore McCormack Energy and American Hunter Exploration. Mr. Hartzell received his B.S. in Geology from Western Illinois University and an M.S. in Geology from Northern Illinois University.

Executive Officers

John Terwilliger, our President and CEO, is our sole executive officer. Mr. Terwilliger’s biographical information is set forth above under “Directors.”

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

Summary Executive Compensation Table

The following table includes information concerning compensation for the two years ended December 31, 2021 for our CEO (the “Named Executive Officer”), being our only executive officers during the latest year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)	Total ($)
John Terwilliger, CEO(1)(2)	2021	120,000	—	—	243,077	15,081	—	378,158
	2020	101,667	—	—	195,220	6,538	—	303,425
James Schoonover, CEO (1)(3)	2020	—	—	—	195,220	—	—	195,220

(1)	Mr. Schoonover resigned, and Mr. Terwilliger was appointed, as our Chief Executive Officer and President in December 2020.

(2)	Mr. Terwilliger’s compensation includes amounts paid or earned prior to his appointment as an officer.

(3)	Mr. Schoonover received no cash compensation during 2020 in his capacity as Chief Executive Officer and President. See “Director Compensation Table” below regarding compensation paid to Mr. Schoonover in his capacity as a director.

(4)	The amounts included in the Option Awards” column reflects the grant date fair value calculated in accordance with FASB ASC Topic 718. The Company’s FASB ASC Topic 718 assumptions used in these calculations are set forth in Note 8 to the Financial Statements included in this annual report on Form 10-K.

(5)	The amounts consist of production payments under our Production Incentive Compensation Plan and with respect to revenues from prospects in Colombia.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to unexercised options previously awarded to the Named Executive Officers at December 31, 2021.

		Option Awards (1)				Stock Awards
		Number of Securities	Number of Securities			Number of Shares or Units of Stock	Market Value of Shares or Units of Stock
Name	Grant Date	Underlying Unexercised Options Exercisable	Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	That Have Not Vested	That Have Not Vested

John Terwilliger	07/22/21	—	150,000	$1.77	07/22/31	—	$—
	11/11/20	150,000	—	1.45	11/10/30	—	—
	06/13/19	40,000	—	2.71	06/13/29	—	—
	03/20/18	40,000	—	3.75	03/20/28	—	—
	06/10/14	48,000	—	5.19	06/10/24	—	—
	06/11/13	48,000	—	3.84	06/10/23	—	—
	06/10/12	48,000	—	20.63	06/10/22	—	—
James Schoonover	07/22/21	4,000	16,000	1.77	07/22/31	—	—
	11/11/20	150,000	—	1.45	11/10/30	—	—
	06/13/19	40,000	—	2.71	06/13/29	—	—
	06/05/18	4,000	—	3.03	06/05/28	—	—
	04/13/18	667	—	3.34	04/13/28	—	—

(1)	All numbers of securities and exercise prices are adjusted to reflect a 1-for-12.5 reverse stock split effected in July 2020.

Employment Arrangements

Mr. Terwilliger does not have an employment agreement with the company. Mr. Terwilliger presently receives annual cash compensation of $120,000, receives periodic option grants as determined by our Compensation Committee and participates in health insurance and other benefit plans available to all company employees.

Equity Incentive Plans

Our board of directors and shareholders have adopted the Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan”), the Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan”) and the Houston American Energy Corp. 2021 Equity Incentive Plan (the “2021 Plan” and, together with the 2008 Plan and 2017 Plan, the “Plans”).

Giving effect to our 2020 1-for-12.5 reverse stock split. 480,000 shares, 400,000 shares and 500,000 shares, respectively, of common stock are reserved for issuance pursuant to grants of stock options and restricted stock under the 2008, 2017 and 2021 Plans. The 2008 Plan has expired and no new option grants may be made under that plan although options granted under the 2008 Plan remain outstanding and exercisable. The Plans are administered by our Compensation Committee and provide that key employees, consultants and directors are eligible to participate therein.

During 2021, we granted options to purchase 150,000 shares to John Terwilliger, our Chief Executive Officer. Those options were exercisable for ten years at $1.77 per share, the market price on the grant date, and vest in full on the first anniversary of the grant date. No other stock option grants were made to named executive officers during 2021.

Production Incentive Compensation Plan

In August 2013, our compensation committee adopted a Production Incentive Compensation Plan (the “PIC Plan”). The purpose of the PIC Plan is to encourage employees and consultants participating in the PIC Plan to identify and secure for our company participation in attractive oil and gas opportunities.

Under the PIC Plan, the committee may establish one or more pools (each a “Pool”) and designate employees and consultants to participate in those Pools and designate prospects and wells, and a defined percentage of our revenues from those wells, to fund those Pools. Only prospects acquired on or after establishment of the PIC Plan, and excluding all prospects in Colombia, may be designated to fund a Pool. The maximum percentage of our share of revenues from a well that may be designated to fund a Pool is 2% (the “Pool Cap”); provided, however, that with respect to wells with a net revenue interest to the 8/8 of less than 73%, the Pool Cap with respect to such wells shall be reduced on a 1-for-1 basis such that no portion of our revenues from a well may be designated to fund a Pool if the NRI is 71% or less.

Designated participants in a Pool will be assigned a specific percentage out of our revenues assigned to the Pool and will be paid that percentage of such revenues from all wells designated to such Pool and spud during that participant’s employment or services with our company. In no event may the percentage assigned to our chief executive officer relative to any well within a Pool exceed one-half of the applicable Pool Cap for that well. Payouts of revenues funded into Pools shall be made to participants not later than 60 days following year end, subject to the committee’s right to make partial interim payouts. Participants will continue to receive their percentage share of revenues from wells included in a Pool and spud during the term of their employment or service so long as revenues continue to be derived by our company from those wells even after termination of employment or services of the participant; provided, however, that a participant’s interest in all Pools shall terminate on the date of termination of employment or services where such termination is for cause.

In the event of certain changes in control of our company, the acquirer or survivor of such transaction must assume all obligations under the PIC Plan; provided, however, that in lieu of such assumption obligation, the committee may, at its sole discretion, assign overriding royalty interests in wells to substantially mirror the rights of participants under the PIC Plan. Similarly, the committee may, at any time, assign overriding royalty interests in wells in settlement of obligations under the PIC Plan.

The PIC Plan is administered by our compensation committee which shall consult with our chief executive officer relative to Pool participants, prospects, wells and interests assign although the committee will have final and absolute authority to make all such determinations.

During 2021, no awards were made under the PIC Plan.

In addition to awards under our PIC Plan, we previously granted to Mr. Terwilliger a 1.5% interest in all revenues derived from prospects in Colombia.

During 2021, cash payments totaling $15,081 were made to Mr. Terwilliger under the PIC Plan and with respect to Colombian prospects.

Termination or Change in Control Payments

We are party to a Change in Control Agreement (the “Change in Control Agreement”) with our President and Chief Executive Officer, John Terwilliger, who continues as an employee. Pursuant to the Change in Control Agreement, if we undergo a change in control and Mr. Terwilliger is terminated without cause or resigns for good reason within 90 days prior to or within 12 months following a change in control, Mr. Terwilliger is entitled to (i) a lump sum cash severance payment equal to 250% of his average annual cash compensation (including salary and bonuses) during the three years ending on the termination date, and (ii) acceleration of vesting of all unvested time-based stock options.

Pension Benefits

We do not maintain any retirement plans or otherwise provide any retirement benefits of any nature for our executives or employees.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2021 for each member of our Board of Directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Stephen Hartzell	12,000	—	32,410	—	—	44,410
Keith Grimes	12,000	—	32,410	—	—	44,410
James Schoonover	12,000	—	67,500	—	—	79,500

(1)	Reflects the grant date fair value calculated in accordance with FASB ASC Topic 718. The Company’s FASB ASC Topic 718 assumptions used in these calculations are set forth in Note 8 to the Financial Statements included in this annual report on Form 10-K.

(2)	The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2021, the last day of the 2021 fiscal year: Mr. Hartzell: 66,066; Mr. Grimes: 65,236; and Mr. Schoonover: 213,334.

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

On the date of the initial appointment or election of each non-employee director, and on the date of each annual meeting thereafter, each non-employee director receives a stock option grant to purchase 20,000 shares (pro-rated if appointment or election is other than at an annual meeting of stockholders) of our common stock at a price equal to the fair market value of our common stock on the date of grant. Option grants to directors vest 20% on the date of grant and 80% nine months from the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below shows the number of our shares of common stock beneficially owned as of March 22, 2022 by:

●	each person or group known by us to beneficially own more than 5% of our outstanding common stock;

●	each director;

●	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” below; and

●	all of our current directors and executive officers of the company as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of March 22, 2022 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after March 22, 2022 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of March 22, 2022, there were 9,928,338 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding
John Terwilliger(1)	1,093,545	(3)	10.6%
James Schoonover(2)*	404,043	(4)	4.0%
Stephen Hartzell*	74,480	(5)	†
Keith Grimes*	66,400	(6)	†
All current directors and executive officers as a group (4 persons)	1,638,468	(7)	15.2%

*	Director of our company
†	Less than 1% of the shares of total common stock outstanding as of March 22, 2022.
(1)	Address is 801 Travis St., Suite 1425, Houston, Texas 77002.
(2)	Address is 1770 County Road H2, White Bear Township, Minnesota 55110.
(3)	Includes (a) 524,000 shares issuable upon exercise of stock options, and (b) 48,000 shares issuable upon exercise of warrants.
(4)	Includes (a) 214,667 shares issuable upon exercise of stock options, and (b) 46,400 shares issuable upon exercise of warrants.
(5)	Includes 70,000 shares issuable upon exercise of stock options.
(6)	Includes 64,000 shares issuable upon exercise of stock options.
(7)	Includes (a) 872,667 shares issuable upon exercise of stock options, and (b) 94,400 shares issuable upon exercise of warrants.

Equity compensation plan information is set forth in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

During 2020, interest expense paid in cash totaled $3,350. The Bridge Loan Notes were repaid in full in January 2020.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table summarizes the fees of Marcum LLP, our registered public accounting firm in 2021 and 2020, respectively, billed to us for each of the last two fiscal years:

Fee Category	FY 2021	FY 2020
Audit Fees (1)	$148,041	$111,500
Audit-Related Fees	25,750	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$173,791	$111,500

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.
2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated January 26, 2021, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	01/27/21	1.1

1.2	At-the-Market Issuance Sales Agreement, dated February 3, 2021, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	02/03/21	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

3.4	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed July 21, 2020	8-K	07/21/20	3.1

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

10.1	Form of 2019 Warrant	8-K	09/20/19	10.3

10.2	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.3	Houston American Energy Corp. 2021 Equity Incentive Plan*	Sch 14A	04/28/21	Ex B

10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP				X

23.2	Consent of Russell K. Hall & Associates, Inc.				X

31.1	Section 302 Certification of CEO and CFO				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Russell K. Hall & Associates, Inc.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 31, 2022

	By:	/s/ John Terwilliger
John Terwilliger President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Terwilliger	Chief Executive Officer, President and Director	March 31, 2022
John Terwilliger	(Principal Executive Officer and Principal Financial Officer)

/s/ James Schoonover
James Schoonover	Director	March 31, 2022

/s/ Stephen Hartzell
Stephen Hartzell	Director	March 31, 2022

/s/ Keith Grimes	Director	March 31, 2022
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Houston American Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Depreciation, depletion and amortization and impairment of oil and gas properties

At December 31, 2021, the net carrying value of the Company’s oil and gas properties was $65.1 million, depreciation, depletion and amortization (“DD&A”) expense was $0.2 million, and impairment expense was $0 million for the year then ended. As described in Note 1, the Company follows the full cost method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal and external reservoir engineers. Under the full cost method, a ceiling test is performed each quarter. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A, impairment, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves. If capitalized costs exceed this limit, the capitalized cost is reduced to fair value.

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Additionally, the expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes from estimated oil and gas reserves. Significant judgment is required by the Company’s internal and external reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates for select properties as of December 31, 2021.

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

New York, New York

March 31, 2022

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$4,894,577	$1,242,560
Accounts receivable – oil and gas sales	214,662	95,763
Prepaid expenses and other current assets	85,403	35,845

TOTAL CURRENT ASSETS	5,194,642	1,374,168

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,771,222	61,089,737
Costs not being amortized	2,343,126	3,981,805
Office equipment	90,004	90,004

Total	65,204,352	65,161,546
Accumulated depletion, depreciation, amortization, and impairment	(60,396,594)	(60,150,988)

PROPERTY AND EQUIPMENT, NET	4,807,758	5,010,558

Cost method investment	455,779	260,405
Right of use asset	272,507	194,123
Other assets	3,167	3,167

TOTAL ASSETS	$10,733,853	$6,842,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$69,607	$120,140
Accrued expenses	15,176	939
Short-term lease liability	57,174	110,577
TOTAL CURRENT LIABILITIES	141,957	231,656

LONG-TERM LIABILITIES
Lease liability, net of current portion	211,744	107,862
Reserve for plugging and abandonment costs	68,209	63,929

TOTAL LONG-TERM LIABILITIES	279,953	171,791

TOTAL LIABILITIES	421,910	403,447

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized
Series A Convertible Redeemable Preferred Stock, Par value $0.001; 2,000 shares authorized; 0 and 1,085 shares issued and outstanding, respectively	—	1
Series B Convertible Redeemable Preferred Stock, Par value $0.001; 1,000 shares authorized; 0 and 835 shares issued and outstanding, respectively	—	1
Common stock, par value $0.001; 12,000,000 shares authorized 9,928,338 and 6,977,718 shares issued and outstanding	9,928	6,977
Additional paid-in capital	83,345,456	78,453,906
Accumulated deficit	(73,043,441)	(72,021,911)

TOTAL SHAREHOLDERS’ EQUITY	10,311,943	6,438,974

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,733,853	$6,842,421

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
REVENUES
Oil and gas revenue	$1,330,198	$552,345

Total operating revenue	1,330,198	552,345

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	626,210	403,974
General and administrative expense	1,492,580	1,447,298
Depreciation and depletion	245,606	364,810
Impairment expense	—	2,519,032

Total operating expenses	2,364,396	4,735,114

Loss from operations	(1,034,198)	(4,182,769)

OTHER INCOME
Interest income	12,964	12,748
Other income	—	164,706
Interest expense	(296)	(31,759)

Total other income, net	12,668	145,695

Loss before taxes	(1,021,530)	(4,037,074)

Income tax expense (benefit)	—	—

Net loss	(1,021,530)	(4,037,074)

Dividends to Series A and B Preferred shareholders	(37,201)	(231,900)

Net loss attributable to common shareholders	$(1,058,731)	$(4,268,974)

Basic and diluted net loss per common share outstanding	$(0.11)	$(0.62)

Basic and diluted weighted average number of common shares outstanding	9,671,909	6,939,305

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance at December 31, 2019	1,920	$2	5,275,811	$5,276	$73,877,332	$(58,575)	$(67,984,837)	$5,839,198

Issuance of common stock for cash, net	—	—	1,684,763	1,684	4,373,910	58,575	—	4,434,169
Stock-based compensation	—	—	—	—	434,581	—	—	434,581
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(231,900)	—	—	(231,900)
Rounding of common stock due to reverse split	—	—	17,144	17	(17)	—	—	—
Net loss	—	—	—	—	—	—	(4,037,074)	(4,037,074)

Balance at December 31, 2020	1920	2	6,977,718	6,977	78,453,906	—	(72,021,911)	6,438,974

Issuance of common stock for cash, net	—	—	2,921,620	2,922	6,572,967	—	—	6,575,889
Stock-based compensation	—	—	5,000	5	323,606	—	—	323,611
Conversion of Series A Preferred Stock to common stock	(60)	—	24,000	24	(24)	—	—	—
Redemption of Series A and Series B Preferred Stock	(1,860)	(2)	—	—	(1,967,798)	—	—	(1,967,800)
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(37,201)	—	—	(37,201)
Net loss	—	—	—	—	—	—	(1,021,530)	(1,021,530)
Balance at December 31, 2021	—	$—	9,928,338	$9,928	$83,345,456	$—	$(73,043,441)	$10,311,943

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,021,530)	$(4,037,074)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and depletion	245,606	364,810
Impairment of oil and gas properties	—	2,519,032
Accretion of plugging and abandonment costs	4,280	3,286
Stock-based compensation	323,611	434,581
Amortization of right of use asset	74,037	87,366
Amortization of debt discount	—	23,467
Change in operating assets and liabilities:
Increase in accounts receivable	(118,899)	(15,568)
Decrease/(increase) in prepaid expense and other current assets	(49,558)	3,660
Decrease in accounts payable and accrued expenses	(89,699)	(136,799)
Decrease in operating lease liability	(48,539)	(111,548)

Net cash used in operating activities	(680,691)	(864,787)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(42,806)	(1,509,876)
Proceeds from sale of mineral interest	—	1,487
Payments for the acquisition of cost method investment	(195,374)	(63,396)

Net cash used in investing activities	(238,180)	(1,571,785)

CASH FLOW FROM FINANCING ACTIVITIES

Repayments of notes payable	—	(621,052)
Proceeds from issuance of common stock for cash, net of offering costs	6,575,889	4,434,169
Redemption of Series A and Series B Preferred Stock	(1,967,800)	—
Payment of preferred stock dividends	(37,201)	(231,900)
Net cash provided by financing activities	4,570,888	3,581,217

INCREASE IN CASH	3,652,017	1,144,645
Cash, beginning of year	1,242,560	97,915

Cash, end of year	$4,894,577	$1,242,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$3,350
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement obligations, net	$—	$17,082
Conversion of Series A Preferred Stock to common stock	$(24)	$—

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $1,021,530 for the year ended December 31, 2021. As a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, oil and gas demand and prices realized from oil and gas sales declined sharply. While the COVID-19 crisis has, in some regards, subsided and the global economy and oil and gas prices have recovered, future spikes in COVID-19 infection rates could result in declines in global economic activity and oil and gas prices. Any such future declines in prices would adversely affect the Company’s revenues and profitability.

During January and February 2021, the Company raised $6.5 million, net of offering costs, from the sale of common stock. With those funds, the Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2022 will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators.

In the event that the Company pursues additional acreage acquisitions or expands its drilling plans, the Company may be required to secure additional funding beyond our resources on hand. While the Company may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, it presently has limited shares of common stock authorized for issuance to support sales of such shares and does not have any commitments to provide additional funding, and there can be no assurance that the Company can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months when purchased. As of December 31, 2021 and 2020, the Company had no cash equivalents outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and marketable securities (if any). The Company had cash deposits of $4.5 million in excess of the FDIC’s current insured limit of $250,000 at December 31, 2021 for interest bearing accounts. The Company also had cash deposits of $3,328 in Colombian banks at December 31, 2021 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results are not adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company’s 2018 net earnings were not materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to Note 2 – Revenue from Contracts with Customers for additional information.

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

For the years ended December 31, 2021 and 2020, the following convertible preferred stock and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Series A Convertible Preferred Stock	—	434,000
Series B Convertible Preferred Stock	—	185,644
Stock warrants	98,400	98,400
Stock options	990,173	784,977
Totals	1,088,573	1,503,021

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary. In evaluating the need for an allowance, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made. As of December 31, 2021 and 2020, the Company evaluated their receivables and determined that no allowance was necessary.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $245,606 and $364,810 for the years ended December 31, 2021 and 2020, respectively, and accumulated amortization, depreciation and impairment was $60,306,590 and $60,060,985 at December 31, 2021 and 2020, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2021 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2021 and 2020, the Company recorded impairments of oil and gas properties totaling $0 and $2,519,032, respectively. The 2020 ceiling test write-down was primarily related to a decline in energy prices.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Office equipment having an original cost basis of $90,004 was fully depreciated as of January 1, 2020. Therefore, accumulated depreciation was $90,004 and $90,004 at December 31, 2021 and 2020, respectively.

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

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters, including any interest or penalties. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results. There were no liabilities recorded for uncertain tax positions at December 31, 2021 and 2020.

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

The Company’s Permian Basin, Texas properties accounted for all of the Company’s drilling operations and substantially all of its oil and gas investments in 2021 and 2020. In the event of a significant negative change in operations or operating outlook pertaining to the Company’s Permian Basin properties, the Company may be forced to abandon or suspend such operations, which abandonment or suspension could be materially harmful to the Company.

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

For 2021, the Company’s oil production from the its mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2021 and 2020, respectively.

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

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2021 through the date the consolidated financial statements were issued.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Oil sales	$913,809	$381,611
Natural gas sales	247,992	62,103
Natural gas liquids sales	168,397	108,631
Total revenue from customers	$1,330,198	$552,345

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2021 or 2020.

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

NOTE 4—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2021 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,326,568	$49,444,654	$62,771,222
Accumulated depreciation, depletion, amortization and impairment	(10,861,936)	(49,444,654)	(60,306,590)
Net capitalized costs	$2,464,632	$—	$2,464,632

Evaluated oil and gas properties subject to amortization at December 31, 2020 included the following:

	United States	South America	Total

Evaluated properties being amortized	$11,645,084	$49,444,654	$61,089,738
Accumulated depreciation, depletion, amortization and impairment	(10,616,331)	(49,444,654)	(60,060,985)
Net capitalized costs	$1,028,753	$—	$1,028,753

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2021 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$143,847	$143,847
Geological, geophysical, screening and evaluation costs	—	2,199,279	2,199,279
Total	$—	$2,343,126	$2,343,126

Unevaluated oil and gas properties not subject to amortization at December 31, 2020 included the following:

	United States	South America	Total

Leasehold acquisition costs	$1,503,349	$143,847	$1,647,196
Geological, geophysical, screening and evaluation costs	135,330	2,199,279	2,334,609
Total	$1,638,679	$2,343,126	$3,981,805

During 2021, the Company invested $238,180 for the acquisition and development of oil and gas properties, consisting of (1) drilling and development operations in the U.S. Permian Basin ($42,806) which have been classified as oil and gas properties subject to amortization, and (2) investments in Hupecol Meta LLC (“Hupecol Meta”) relating to drilling operations in Colombia ($195,374). Of the amount invested, we capitalized $42,806 to oil and gas properties subject to amortization and capitalized $195,374 as additional investment in Hupecol Meta, reflected in the cost method investment on the Company’s balance sheet. During 2020, the Company capitalized $1,503,349 to oil and gas properties not subject to amortization for unevaluated properties. These oil and gas properties were evaluated by the engineering firm and then categorized as evaluated for 2021.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

The following table describes changes in our asset retirement liability (“ARO”) during each of the years ended December 31, 2021 and 2020.

	2021	2020

ARO liability at January 1	$63,929	$44,186
Additions from new drilling	—	26,685
Dispositions from sales of oil and gas properties	—	(10,677)
Changes in estimates	—	449
Accretion expense	4,280	3,286

ARO liability at December 31	$68,209	$63,929

NOTE 6—STOCK-BASED COMPENSATION

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

In June 2021, options to purchase an aggregate of 210,000 shares of the Company’s common stock were granted to the Company’s directors and sole officer. The options have a ten-year life and are exercisable at $1.77 per share. The 60,000 aggregate options granted to directors vest 20% on the date of grant and 80% ten months from the date of grant. The 150,000 options granted to the Company’s sole officer vest one year from the date of grant. The grant date fair value of these stock options was $340,308 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $1.77; risk free interest rate based on the applicable US Treasury bill rate – 1.27%; dividend yield – 0%; volatility factor based on the trading history of the Company – 107.2%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

Additionally, in June 2021, options to purchase 54,000 shares of the Company’s common stock, granted in November 2020 subject to shareholder approval of the Company’s 2021 Plan, received the requisite approval of shareholders and are treated as granted during 2021. The options have a ten-year life, are exercisable at $1.45 per share and vested in full on shareholder approval of the 2021 Plan. The grant date fair value of these stock options was $70,279 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $1.45; risk free interest rate based on the applicable US Treasury bill rate - 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 103.3%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

Option activity during 2021 and 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	480,973	$8.50
Granted(1)	254,000	$1.46
Forfeited	(4,000)	$176.00

Outstanding at December 31, 2020	730,973	$5.07
Granted(1)	264,000	$1.70
Forfeited	(4,800)	$167.81

Outstanding at December 31, 2021	990,173	$3.38	6.74	$—
Exercisable at December 31, 2021	792,177	$3.79	6.04	$—

(1)	54,000 options granted in November 2020 under the Company’s 2021 Plan pending shareholder approval were excluded from grants during 2020 and included in grants during 2021 when the 2021 Plan was approved by shareholders.

During 2021 and 2020, the Company recognized $323,611 and $434,581, respectively, of stock-based compensation expense attributable to a stock grant and outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2021, non-vested options totaled 198,000 and total unrecognized stock-based compensation expense related to non-vested stock options was $166,986. The related unrecognized expense is expected to be recognized over a weighted average period of 0.5 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2021 is 6.74 years and 6.04 years, respectively.

As of December 31, 2021, there were 236,000 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

During 2021, a non-executive employee was granted 5,000 shares of the Company’s common stock as compensation for services with a grant date fair value of $10,825 based on the market price of the Company’s common stock on the grant date.

The following table reflects stock-based compensation recorded by the Company for 2021 and 2020:

	2021	2020

Stock-based compensation expense from stock options and common stock included in general and administrative expense	$323,611	$434,581
Earnings per share effect of stock-based compensation expense	$(0.03)	$(0.06)

NOTE 7 – CAPITAL STOCK

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. As of December 31, 2021, the Company had no shares of preferred stock issued and outstanding.

Series A Convertible Preferred Stock

In January 2017, the Company issued 1,200 shares of 12% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $1.2 million. The Series A Preferred Stock (i) accrued a cumulative dividend, commencing July 1, 2017, at 12% payable, if and when declared, quarterly; (ii) was convertible at the option of the holder into shares of common stock at a conversion price of $2.50 per share, (iii) had a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) was redeemable at the Company’s option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

During 2021 and 2020, respectively, the Company paid $20,501 and $130,950 of dividends on its Series A Preferred Stock.

In February 2021, 60 shares of Series A Preferred Stock were converted into 24,000 shares of common stock, and the Company redeemed all outstanding shares of Series A Preferred Stock for cash paid of $1.07 million plus accrued dividends totaling $21,501.

Series B Convertible Preferred Stock

In May 2017, the Company received $909,600 from the sale of 909.6 Units (the “Units”), each Unit consisting of one share of 12.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a Warrant (the “Series B Warrant”). The Series B Preferred Stock (i) accrued a cumulative dividend at 12% payable, if and when declared, quarterly; (ii) was convertible at the option of the holder into shares of common stock at a conversion price of $4.50 per share, (iii) had a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and (iv) was redeemable at the Company’s option, commencing on the second anniversary of the issue date, at a premium to issue price, which premium decreases from 12% to 0% following the fifth anniversary of the issue date, plus accrued and unpaid dividends.

During 2021 and 2020, respectively, the Company paid $16,700 and $100,950 of dividends on its Series B Preferred Stock.

In February 2021, the Company redeemed all outstanding shares of Series B Preferred Stock for cash paid of $0.9 million plus accrued dividends of $16,700.

Warrants

Consultant Warrants. In September 2017, the Company issued warrants (the “Consultant Warrants”) to a consultant. The Consultant Warrants were exercisable to purchase 4,000 shares of common stock at $6.875 per share and expired on December 31, 2021. The relative value of the warrants were valued on the date of grant at $16,132 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.63% based on the applicable US Treasury bill rate; (2) expected life in years of 4.32; (3) expected stock volatility of 99.75% based on the trading history of the Company; and (4) expected dividend yield of 0%. The Company recognized $0 of stock-based compensation expense related to the vesting of the Consultant Warrants during each of the years ended December 31, 2021 and 2020.

Bridge Loan Warrants. In September 2019, the Company issued the warrants in conjunction with a bridge loan. The Bridge Loan Warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 94,400 shares of common stock of the Company at $2.50 per share. The relative fair value of the warrants was determined on the date of grant at $144,948 using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 1.80% based on the applicable US Treasury bill rate; (2) expected life in years of 10.0; (3) expected stock volatility of 82.9% based on the trading history of the Company; and (4) expected dividend yield of 0%. The relative fair value of the warrants was recorded as debt discount on the Bridge Loan Notes and was amortized as additional interest expense over the term of the notes.

A summary of warrant activity and related information for 2021 and 2020 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2019	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	—	$—
Outstanding at December 31, 2020	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	4,000	6.88
Outstanding at December 31, 2021	94,400	$2.50	$—
Exercisable at December 31, 2021	94,400	$2.50	$—

NOTE 8—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2021 and 2020.

	2021	2020

Income (loss) before income taxes	$(1,021,530)	$(4,037,074)

Income tax expense (benefit) computed at statutory rates	$(214,521)	$(853,287)
Permanent differences, nondeductible expenses	10,483	9
Increase (decrease) in valuation allowance	(75,989)	801,291
State and Local Taxes	—	(54,257)
Other adjustment	227,752	105,715
Deferred True-Up	48,276	529
ASC 842 lease standard adoption	3,998	—
Tax provision	$—	$—

Total provision
Foreign	$—	$—
Total provision (benefit)	$—	$—

At December 31, 2021 the Company has a federal tax loss carry forward of $55,620,852 and a foreign tax credit carry forward of $394,745, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2021 and 2020 are set out below.

	2021	2020
Non-Current Deferred tax assets:
Net operating loss carry forward	$11,814,489	$11,702,841
Foreign tax credit carry forward	394,745	505,745
Deferred state tax	—	13,966
Stock compensation	433,104	482,661
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(38,124)	(59,608)
Other	(225,368)	(196,560)
ASC 842 lease standard – building lease	(481)	5,310
Colombia future tax obligations	—
Total Non-Current Deferred tax assets	12,378,366	12,454,355
Valuation Allowance	(12,378,366)	(12,454,355)
Net deferred tax asset	$—	$—

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

Foreign Income Taxes

The Company owns direct ownership in several properties in Colombia operated by Hupecol. Colombia’s current income tax rate is 25%. During 2021 and 2020, the Company recorded no foreign tax expense.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the year ended December 31, 2021, the operating cash outflows related to operating lease liabilities were $48,539 and the expense for the amortization of the right of use asset for operating leases was $74,037. As of December 31, 2021, the Company’s operating lease had a weighted-average remaining term of 3.8 years and a weighted average discount rate of 12%. Below is a summary of the Company’s right of use assets and liabilities as of December 31, 2021:

Right of use asset	$272,507

Year	Amount
2022	$86,373
2023	87,288
2024	88,801
2025	75,051
Total future lease payments	337,513
Less: imputed interest	(68,595)
Present value of future operating lease payments	268,918
Less: current portion of operating lease liabilities	57,174
Long-term operating lease liability	$211,744

During the years ended December 31, 2021 and 2020, the Company recognized operating lease expense of $80,998 and $120,193, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company does not have any capital leases or other operating lease commitments.

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

During 2021, no pools were established under the Plan.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out.

ORRI Grants. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of a current director and our Chairman and Chief Executive Officer.

Payments made by the Company under the Plan and ORRI’s totaled $15,081 and $6,538 in 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had accrued $0 and $0, respectively, under the Plan as accounts payable.

NOTE 10—SUBSEQUENT EVENTS

In early 2022, the operator of a well in which the Company previously held an interest notified the Company, and other participants in said well, that it was exercising its rights under the applicable operating agreement to recover a proportionate share of plugging costs of the well arising from a default in payment by a participant. In March 2022, the Company agreed, in principal, to pay $35,000 in settlement of its obligations under the operating agreement.

NOTE 11—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2021 and 2020 and long-lived assets as of December 31, 2021 and 2020 attributable to each geographical area are presented below:

	2021		2020
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$1,330,198	$2,464,632	$552,345	$2,667,432
South America	—	2,343,126	—	2,343,126
Total	$1,330,198	$4,807,758	$552,345	$5,010,558

NOTE 12—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2021	2020
Revenues
North America	$1,330,198	$552,345
South America	—	—

	$1,330,198	$552,345

Production Cost
North America	$626,210	$403,974
South America	—	—

	$626,210	$403,974

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2021, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$—	$2,343,126	$2,343,126
Proved properties being amortized	13,326,568	49,444,654	62,771,222
Accumulated depreciation, depletion, amortization and impairment	(10,861,936)	(49,444,654)	(60,306,590)

Net capitalized costs	$2,464,632	$2,343,126	$4,807,758

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $10.07 for the United States and $0 for South America for the year ended December 31, 2021.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2021 and 2020 are summarized below:

	2021
	United States	South America
Property acquisition costs:
Proved	$19,835	$—
Unproved	—	—
Exploration costs	—	—
Development costs	22,971	—

Total costs incurred	$42,806	$—

	2020
	United States	South America
Property acquisition costs:
Proved	$3,521	$—
Unproved	1,503,349	—
Exploration costs	—	—
Development costs	3,006	—

Total costs incurred	$1,509,876	$—

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2019	2,010,669	247,236	—	—	2,010,669	247,236

Revisions of prior estimates	(1,176,962)	(139,338)	—	—	(1,176,962)	(139,338)
Production	(69,443)	(11,385)	—	—	(69,443)	(11,385)

Balance December 31, 2020	764,274	96,513	—	—	764,274	96,513

Revisions to prior estimates	202,713	12,405	—	—	202,713	12,405
Production	(60,069)	(14,367)	—	—	(60,069)	(14,367)

Balance December 31, 2021	906,918	94,551	—	—	906,918	94,551

Proved developed reserves
at December 31, 2020	764,274	96,513	—	—	764,274	96,513
at December 31, 2021	906,918	94,551	—	—	906,918	96,513

Proved undeveloped reserves
at December 31, 2020	—	—	—	—	—	—
at December 31, 2021	—	—	—	—	—	—

As of December 31, 2021 and 2020, the Company had no proved undeveloped (“PUD”) reserves.

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

Standardized measure of discounted future net cash flows at December 31, 2021:

	United States	South America	Total
Future cash flows from sales of oil and gas	$11,281,236	$—	$11,281,236
Future production cost	(4,726,717)	—	(4,726,717)
Future development cost	—	—	—
Future net cash flows	6,554,519	—	6,554,519

10% annual discount for timing of cash flow	(3,173,541)	—	(3,173,541)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$3,380,978	$—	$3,380,978

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(678,014)	$—	$(678,014)
Change due to revisions in standardized variables:
Accretion of discount	117,413	—	117,413
Net change in sales and transfer price, net of production costs	2,650,901	—	2,650,901
Net change in future development cost	—	—	—
Discoveries	—	—	—
Revision and others	786,094	—	786,094
Changes in production rates and other	(669,548)	—	(669,548)

Net	2,206,846	—	2,206,846
Beginning of year	1,174,132	—	1,174,132

End of year	$3,380,978	$—	$3,380,978

Standardized measure of discounted future net cash flows at December 31, 2020:

	United States	South America	Total
Future cash flows from sales of oil and gas	$4,967,430	$—	$4,967,430
Future production cost	(3,127,015)	—	(3,127,015)
Future development cost	—	—	—
Future net cash flows	1,840,415	—	1,840,415

10% annual discount for timing of cash flow	(666,283)	—	(666,283)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,174,132	$—	$1,174,132

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(171,448)	$—	$(171,448)
Change due to revisions in standardized variables:
Accretion of discount	356,609	—	356,609
Net change in sales and transfer price, net of production costs	(2,859,773)	—	(2,859,773)
Net change in future development cost	—	—	—
Discoveries	—	—	—
Revision and others	(1,164,932)	—	(1,164,932)
Changes in production rates and other	1,447,583	—	1,447,583

Net	(2,391,961)	—	(2,391,961)
Beginning of year	3,566,093	—	3,566,093

End of year	$1,174,132	$—	$1,174,132

