Form 10-Q
period 2022-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2022-05-16
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, we had 9,928,338 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$4,766,877	$4,894,577
Accounts receivable – oil and gas sales	279,198	214,662
Prepaid expenses and other current assets	165,024	85,403
TOTAL CURRENT ASSETS	5,211,099	5,194,642

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,785,383	62,771,222
Costs not being amortized	2,343,126	2,343,126
Office equipment	90,004	90,004

Total	65,218,513	65,204,352
Accumulated depletion, depreciation, amortization, and impairment	(60,454,833)	(60,396,594)

PROPERTY AND EQUIPMENT, NET	4,763,680	4,807,758

Cost method investment	472,511	455,779
Right of use asset	258,278	272,507
Other assets	3,166	3,167

TOTAL ASSETS	$10,708,734	$10,733,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$156,685	$69,607
Accrued expenses	16,405	15,176
Short-term lease liability	49,946	57,174

TOTAL CURRENT LIABILITIES	223,036	141,957

LONG-TERM LIABILITIES
Lease liability, net of current portion	181,924	211,744
Reserve for plugging and abandonment costs	71,906	68,209

TOTAL LONG-TERM LIABILITIES	253,830	279,953

TOTAL LIABILITIES	476,866	421,910

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized
Series A Convertible Redeemable Preferred stock, par value $0.001; 2,000 shares authorized; 0 shares issued and outstanding	—	—
Series B Convertible Redeemable Preferred stock, par value $0.001; 1,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 12,000,000 shares authorized 9,928,338 and 9,928,338 shares issued and outstanding, respectively	9,928	9,928
Additional paid-in capital	83,430,941	83,345,456
Accumulated deficit	(73,209,001)	(73,043,441)
TOTAL SHAREHOLDERS’ EQUITY	10,231,868	10,311,943
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,708,734	$10,733,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021

OIL AND GAS REVENUE	$423,820	$328,488

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	161,272	166,214
General and administrative expense	370,100	408,760
Depreciation and depletion	58,239	32,364
Total operating expenses	589,611	607,338

Loss from operations	(165,791)	(278,850)

OTHER INCOME, NET
Interest income	231	795
Other income	—	9,875
Interest expense	—	(296)
Total other income	231	10,374

Net loss before taxes	(165,560)	(268,476)

Income tax expense	—	—

Net loss	(165,560)	(268,476)

Dividends to Series A and B preferred shareholders	—	(37,201)

Net loss attributable to common shareholders	$(165,560)	$(305,677)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Based and diluted weighted average number of common shares outstanding	9,928,338	8,896,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	—	$—	9,928,338	$9,928	$83,345,456	$(73,043,441)	$10,311,943

Stock-based compensation	—	—	—	—	85,485	—	85,485
Net loss	—	—	—	—	—	(165,560)	(165,560)

Balance at March 31, 2022	—	$—	9,928,338	$9,928	$83,430,941	$(73,209,001)	10,231,868

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	1,920	$2	6,977,718	$6,977	$78,453,906	$(72,021,911)	$6,438,974

Stock-based compensation	—	—	—	—	15,109	—	15,109
Conversion of Series A Preferred Stock to common stock	(60)	—	24,000	24	(24)	—	—
Redemption of Series A and Series B Preferred Stock	(1,860)	(2)	—	—	(1,967,798)	—	(1,967,800)
Issuance of common stock for cash, net	—	—	2,921,620	2,922	6,572,967	—	6,575,889
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(37,201)	—	(37,201)
Net loss	—	—	—	—	—	(268,476)	(268,476)

Balance at March 31, 2021	—	$—	9,923,338	$9,923	$83,036,959	$(72,290,387)	$10,756,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,560)	$(268,476)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	58,239	32,364
Accretion of asset retirement obligation	3,697	4,280
Stock-based compensation	85,485	15,109
Amortization of right of use asset	14,229	23,733
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(64,536)	(77,423)
Increase in prepaid expenses and other current assets	(79,620)	(120,305)
Increase in accounts payable and accrued expenses	81,079	56,401
Decrease in operating lease liability	(29,820)	(30,874)

Net cash used in operating activities	(96,807)	(365,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(14,161)	(62,995)
Payments for capital contribution for cost method investment	(16,732)	(114,036)

Net cash used in investing activities	(30,893)	(177,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	—	6,575,889
Redemption of Series A and Series B preferred stock	—	(1,967,800)
Payment of preferred stock dividends	—	(37,201)

Net cash provided by financing activities	—	4,570,888

(Decrease)/increase in cash	(127,700)	4,028,666
Cash, beginning of period	4,894,577	1,242,560
Cash, end of period	$4,766,877	$5,271,226

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series A preferred stock to common stock	$—	$24

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2021.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc., and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $165,560 for the three months ended March 31, 2022.

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

In the event that the Company pursues additional acreage acquisitions or expands its drilling plans, the Company may be required to secure additional funding beyond our resources on hand. While the Company may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, it presently does not have any commitments to provide additional funding, has less than 1 million shares of common stock available to support capital raising efforts and there can be no assurance that the Company can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $4,409,969 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2022. The Company also had cash deposits of $4,741 in Colombian banks at March 31, 2022 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the three months ended March 31, 2022 and 2021, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock warrants	94,400	98,400
Stock options	990,177	730,177
Total	1,084,577	828,577

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from March 31, 2022 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Oil sales	$279,478	$228,843
Natural gas sales	71,382	70,086
Natural gas liquids sales	72,960	29,559
Total revenue from customers	$423,820	$328,488

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2022 or 2021.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2022, the Company invested $14,161, net, for the acquisition and development of oil and gas properties, consisting of cost of development of U.S. properties of $14,161, net, principally attributable to final expenses related to the plugging and abandonment of the Lou Brock well. The full amount invested was capitalized to oil and gas properties subject to amortization.

The Company also invested $16,732 in Hupecol Meta relating to drilling operations in Colombia, reflected in the cost method investment asset.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2022 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2022 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2022	As of March 31, 2022
	Revenues	Long Lived Assets, Net
United States	$423,820	$2,420,554
Colombia	—	2,343,126
Total	$423,820	$4,763,680

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

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2022 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2022	990,173	$3.38
Granted	—	—
Exercised	—	—
Forfeited	—
Outstanding at March 31, 2022	990,173	$3.38	$1,922,695
Exercisable at March 31, 2022	792,177	$3.79	$1,394,035

During the three months ended March 31, 2022, the Company recognized $85,485 of stock-based compensation expense attributable to the amortization of stock options. As of March 31, 2022, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $54,461. The unrecognized expense is expected to be recognized over a weighted average period of 0.25 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2022 is 6.50 years and 5.79 years, respectively.

As of March 31, 2022, there were 236,000 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Stock-based compensation expense included in general and administrative expense	$85,485	$15,109
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.01)	$(0.00)

NOTE 5 – CAPITAL STOCK

Series A Convertible Preferred Stock

During the three months ended March 31, 2021, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $20,501.

In February 2021, 60 shares of Series A Preferred Stock were converted into 24,000 shares of common stock, and the Company redeemed all remaining shares of Series A Preferred Stock for cash paid of $1.07 million plus accrued dividends.

Series B Convertible Preferred Stock

During the three months ended March 31, 2021, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $16,700.

In February 2021, the Company redeemed all remaining shares of Series B Preferred Stock for cash paid of $0.9 million plus accrued dividends.

Warrants

A summary of warrant activity and related information for 2022 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2022	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	(4,000)	6.88
Outstanding at March 31, 2022	94,400	$2.46	$186,912
Exercisable at March 31, 2022	94,400	$2.46	$186,912

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three months ended March 31, 2022, the operating cash outflows related to operating lease liabilities of $22,161 and the expense for the right of use asset for operating leases was $14,229. As of March 31, 2022, the Company’s operating lease had a weighted-average remaining term of 3.5 years and a weighted average discount rate of 12%. As of March 31, 2022, the lease agreement requires future payments as follows:

Year	Amount
2022	64,212
2023	87,288
2024	88,801
2025	75,051
Total future lease payments	315,352
Less: imputed interest	(83,482)
Present value of future operating lease payments	231,870
Less: current portion of operating lease liabilities	49,946
Operating lease liabilities, net of current portion	$181,924
Right of use assets	$258,278

Total base rental expense was $22,161 and $30,048 for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2022, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2021.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2021. As of, and for the three months ended, March 31, 2022, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2022:

March 31, 2022
Acquisition costs	$143,847
Development and evaluation costs	2,199,279
Total	$2,343,126

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Leasing Activity

— Colombia. In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”), which interest was subsequently increased on multiple occasions.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. As of March 31, 2022, through our ownership interest in Hupecol Meta, we held a 6.99% interest in the Venus Exploration Area and a 3.495% interest in the remainder of the block.

Drilling Activity

During the three months ended March 31, 2022, no drilling activities were conducted.

During the quarter ended March 31, 2022, our capital investment expenditures totaled $30,893, principally relating to _ final expenses related to the plugging and abandonment of the Lou Brock well. ($14,161) and investments in our cost method investment in Hupecol Meta ($16,732).

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 29% to $423,820 in the three months ended March 31, 2022, compared to $328,488 in the three months ended March 31, 2021. The increase in revenue was due to increases in average sales price of oil (up 76%) and an increase in natural gas production (up 21%), partially offset by a decline in oil production (down 31%) and a decline in average sales price of natural gas (down 16%).

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Gross producing wells	4	4
Net producing wells	0.68	0.69
Net oil production (Bbl)	3,040	4,394
Net gas production (Mcf)	17,292	14,291
Average sales price – oil (per barrel)	$91.67	$52.08
Average sales price – natural gas (per Mcf)	$4.13	$4.90

The change in production volumes was primarily attributable to our Reeves County wells being put on gas lift during the second half of 2021 partially offset by natural declines in production.

The change in average oil sales price realized reflects a spike in global energy prices attributable to global supply uncertainty arising from the Russian invasion of Ukraine.

Oil and gas sales revenues by region were as follows:

	Colombia		U.S.	Total
2022 First Quarter
Oil sales		$—	$279,478	$279,478
Gas sales		$—	$71,382	$71,382
NGL sales		$—	$72,960	$72,960
2021 First Quarter
Oil sales		$—	$228,843	$228,843
Gas sales		$—	$70,086	$70,086
NGL ales	$		$29,559	$29,559

Lease Operating Expenses. Lease operating expenses decreased 3% to $161,272 during the three months ended March 31, 2022 from $166,214 during the three months ended March 31, 2021. Lease operating expenses, by region were as follows:

	Colombia	U.S.	Total
2022 First Quarter	$—	$161,272	$161,272
2021 First Quarter	$—	$166,214	$166,214

Depreciation and Depletion Expense. Depreciation and depletion expense was $58,239 and $32,365 for the three months ended March 31, 2022 and 2021, respectively. The change in depreciation and depletion was due to the increase in the depletable base.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense decreased by 28% to $284,615 during the three months ended March 31, 2022 from $393,651 during the three months ended March 31, 2021. The change in general and administrative expense was primarily attributable to higher professional fees during the 2021 period related to the two ATM offerings and redemption of preferred stock.

Stock-Based Compensation. Stock-based compensation increased to $85,485 during the three months ended March 31, 2022 from $15,109 during the three months ended March 31, 2021. The change was attributable to the timing of option vesting.

Other Income (Expense). Other income/expense, net, totaled $231 of income during the three months ended March 31, 2022, compared to $10,374 of income during the three months ended March 31, 2021. Other income consisted of interest income on cash balances during the three months ended March 31, 2021 and March 31, 2022 and, during the three months ended March 31, 2021, recovery of escrowed funds previously written off.

Financial Condition

Liquidity and Capital Resources. At March 31, 2022, we had a cash balance of $4,766,877 and working capital of $4,988,063, compared to a cash balance of $4,894,577 and working capital of $4,988,062 at December 31, 2021.

Cash Flows. Operating activities used cash of $96,807 during the three months ended March 31, 2022, compared to $365,191 used during the three months ended March 31, 2021. The change in operating cash flow was attributable to a lower loss incurred during the three months ended March 31, 2022 and a change in operating assets and liabilities that increased cash during the three months ended March 31, 2022, compared to decreasing cash during the three months ended March 31, 2021.

Investing activities used $30,893 during the three months ended March 31, 2022, compared to $177,031 during the three months ended March 31, 2021. The change in funds used by investing activities is principally attributable to higher investments in Hupecol Meta LLC during the three months ended March 31, 2021 (up $97,304 compared to the three months ended March 31, 2022) and investments in our Lou Brock well during the three months ended March 31, 2021.

Financing activities provided $0 during the three months ended March 31, 2022, compared to $4,570,888 provided during the three months ended March 31, 2021. Cash provided by financing activities during the three months ended March 31, 2021 was attributable to funds received from two ATM offerings ($6,575,889), partially offset by cash used to pay dividends on preferred stock ($37,201) and to redeem all remaining outstanding shares of preferred stock ($1,967,800).

Long-Term Liabilities. At March 31, 2022, we had long-term liabilities of $253,830, compared to $279,953 at December 31, 2021. Long-term liabilities at March 31, 2022 and December 31, 2021, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our newly acquired Colombian acreage. Based on discussions with Hupecol, we anticipate that drilling operations on our CPO-11 block in Colombia will commence in mid-2022. The actual timing and number of well operations undertaken during 2022, in Colombia and the Permian Basin, will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the three months ended March 31, 2022, we invested $30,893 for the acquisition and development of oil and gas properties, consisting of drilling and development operations in the U.S ($14,161), principally relating to final expenses related to the plugging and abandonment of the Lou Brock well., and investments in Hupecol Meta ($16,732). The $14,161 invested in U.S. operations was capitalized to oil and gas properties subject to amortization. The $16,732 invested in Hupecol Metal was capitalized to our interest in Hupecol Meta.

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

In the event that we pursue additional acreage acquisitions or expand our drilling plans, we may be required to secure additional funding beyond our resources on hand. While we may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, we presently have less than 1 million authorized shares of common stock available for issuance to support equity capital raises and we have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 16, 2022
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

