Form 10-Q
period 2022-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2022-08-15
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, we had 9,928,338 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$4,602,772	$4,894,577
Accounts receivable – oil and gas sales	266,826	214,662
Prepaid expenses and other current assets	99,870	85,403
TOTAL CURRENT ASSETS	4,969,468	5,194,642

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,785,384	62,771,222
Costs not being amortized	2,343,126	2,343,126
Office equipment	90,004	90,004
Total	65,218,514	65,204,352
Accumulated depletion, depreciation, amortization, and impairment	(60,506,334)	(60,396,594)
PROPERTY AND EQUIPMENT, NET	4,712,180	4,807,758

Cost method investment	704,061	455,779
Right of use asset	242,338	272,507
Other assets	3,167	3,167
TOTAL ASSETS	$10,631,214	$10,733,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$39,365	$69,607
Accrued expenses	16,942	15,176
Current portion of lease liability	61,098	57,174
TOTAL CURRENT LIABILITIES	117,405	141,957

LONG-TERM LIABILITIES
Lease liability, net of current portion	180,150	211,744
Reserve for plugging and abandonment costs	71,906	68,209
TOTAL LONG-TERM LIABILITIES	252,056	279,953

TOTAL LIABILITIES	369,461	421,910

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 0 shares issued and outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 12,000,000 shares authorized; 9,928,338 shares issued and outstanding	9,928	9,928
Additional paid-in capital	83,456,461	83,345,456
Accumulated deficit	(73,204,636)	(73,043,441)
TOTAL SHAREHOLDERS’ EQUITY	10,261,753	10,311,943
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,631,214	$10,733,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

OIL AND GAS REVENUE	$886,809	$632,487	$462,989	$303,999

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	311,757	258,745	150,485	92,531
General and administrative expense	628,996	640,088	258,896	231,328
Depreciation and depletion	109,740	58,635	51,501	26,271
Total operating expenses	1,050,493	957,468	460,882	350,130

Income (loss) from operations	(163,684)	(324,981)	2,107	(46,131)

OTHER INCOME (EXPENSE)
Interest income	2,489	11,457	2,258	787
Interest expense	—	(296)	—	—
Total other income (expense)	2,489	11,161	2,258	787

Net income (loss) before taxes	(161,195)	(313,820)	4,365	(45,344)

Income tax expense	—	—	—	—

Net income (loss)	(161,195)	(313,820)	4,365	(45,344)

Dividends to Series A and B preferred stockholders	—	(37,201)	—	—

Net income (loss) attributable to common shareholders	$(161,195)	$(351,021)	$4,365	$(45,344)

Income (loss) per common share:
Basic	$(0.02)	$(0.04)	$0.00	$(0.00)
Diluted	$(0.02)	$(0.04)	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Based	9,923,338	9,412,722	9,923,338	9,923,338
Diluted	9,923,338	9,412,722	10,379,291	9,923,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2021	—	$—	9,928,338	$9,928	$83,345,456	$(73,043,441)	$10,311,943

Stock-based compensation	—	—	—	—	85,485	—	85,485
Net loss	—	—	—	—	—	(165,560)	(165,560)

Balance – March 31, 2022	—	—	9,928,338	9,928	83,430,941	(73,209,001)	10,231,868

Stock-based compensation	—	—	—	—	25,520	—	25,520
Net income	—	—	—	—	—	4,365	4,365

Balance – June 30, 2022	—	$—	9,928,338	$9,928	$83,456,461	$(73,204,636)	$10,261,753

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2020	1920	$2	6,977,718	$6,977	$78,453,906	$(72,021,911)	$6,438,974

Issuance of common stock for cash, net	—	—	2,921,620	2,922	6,572,967	—	6,575,889
Stock-based compensation	—	—	—	—	15,109	—	15,109
Conversion of Series A Preferred Stock to common stock	(60)	—	24,000	24	(24)	—	—
Redemption of Series A and Series B Preferred Stock	(1,860)	(2)	—	—	(1,967,798)	—	(1,967,800)
Series A and Series B Preferred Stock dividends paid			—	—	(37,201)	—	(37,201)
Net loss	—	—	—	—	—	(268,476)	(268,476)

Balance – March 31, 2021	—	—	9,923,338	9,923	83,036,959	(72,290,387)	10,756,495

Net loss	—	—	—	—	—	(45,344)	(45,344))

Balance – June 30, 2021	—	$—	9,923,338	$9,923	$83,036,959	$(72,335,731)	$10,711,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,195)	$(313,820)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	109,740	58,635
Accretion of asset retirement obligation	3,697	4,280
Stock-based compensation	111,005	15,109
Amortization of right of use asset	30,169	48,279
Changes in operating assets and liabilities:
Increase in accounts receivable	(52,164)	(64,824)
Increase in prepaid expenses and other current assets	(14,467)	(158,892)
Decrease in accounts payable and accrued expenses	(24,552)	(111,752)
Decrease in operating lease liability	(31,594)	(4,774)

Net cash used in operating activities	(29,361)	(527,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(14,162)	(30,948)
Payments for capital contribution for cost method investment	(248,282)	(136,001)

Net cash used in investing activities	(262,444)	(166,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of expenses	—	6,575,889
Redemption of Series A and Series B Preferred Stock	—	(1,967,800)
Payment of preferred stock dividends	—	(37,201)

Net cash provided by financing activities	—	4,570,888

(Decrease)/increase in cash	(291,805)	3,876,180
Cash, beginning of period	4,894,577	1,242,560
Cash, end of period	$4,602,772	$5,118,740

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series A preferred stock to common stock	$—	$24

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $161,195 for the six months ended June 30, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $4,308,432 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2022. The Company also had cash deposits of $5,019 in Colombian banks at June 30, 2022 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted in common shares that then shared in the earnings of the Company. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions from June 30, 2022 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Oil sales	$263,427	$246,950	$542,905	$475,793
Natural gas sales	119,824	29,738	191,206	99,824
Natural gas liquids sales	79,738	27,311	152,698	56,870
Total revenue from customers	$462,989	$303,999	$886,809	$632,487

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2022 or 2021.

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2022, the Company invested $14,162, net, for the acquisition and development of oil and gas properties, consisting of cost of development of U.S. properties, net, principally attributable to final expenses related to the plugging and abandonment of the Lou Brock well. The full amount invested was capitalized to oil and gas properties subject to amortization.

The Company also invested $248,282 in Hupecol Meta relating to drilling operations in Colombia and acquisition of additional interest in Hupecol Meta, reflected in the cost method investment asset. During the six months ended June 30, 2022, Hupecol Meta drilled a vertical test well in the Venus Exploration Area of the larger CPO-11 block in Colombia.

During the three and six months ended June 30, 2022, the Company recorded depletion expense of $51,501 and $109,740, respectively. During the three and six months ended June 30, 2021, the Company recorded depletion expense of $26,271 and $58,635, respectively.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2022 and long lived assets (net of depletion, amortization, and impairments) as of June 30, 2022 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2022	As of June 30, 2022
	Revenues	Long Lived Assets, Net
United States	$886,809	$2,369,054
Colombia	—	2,343,126
Total	$886,809	$4,712,180

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

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2022 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2022	990,173	$3.38
Granted	—	—
Exercised	—	—
Forfeited / expired	(48,696)	20.63
Outstanding at June 30, 2022	941,477	$2.49	$2,052,817
Exercisable at June 30, 2022	791,481	$2.63	$1,629,817

During the three and six months ended June 30, 2022, the Company recognized $25,520 and $111,005, respectively, of stock-based compensation expense attributable to the amortization of stock options. As of June 30, 2022, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $30,364. The unrecognized expense is expected to be recognized over a weighted average period of 0.06 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2022 is 6.57 years and 6.10 years, respectively.

As of June 30, 2022, there were 236,000 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

Stock-based compensation expense included in general and administrative expense	$111,005	$15,109
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.01)	$(0.00)

NOTE 5 – CAPITAL STOCK

Series A Convertible Preferred Stock

During the six months ended June 30, 2021, the Company paid dividends on Series A Convertible Preferred Stock in the amount of $20,501.

In February 2021, 60 shares of Series A Preferred Stock were converted into 24,000 shares of common stock, and the Company redeemed all remaining shares of Series A Preferred Stock for cash paid of $1.07 million plus accrued dividends.

Series B Convertible Preferred Stock

During the six months ended June 30, 2021, the Company paid dividends on Series B Convertible Preferred Stock in the amount of $16,700.

In February 2021, the Company redeemed all remaining shares of Series B Preferred Stock for cash paid of $0.9 million plus accrued dividends.

Warrants

A summary of warrant activity and related information for 2022 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2022	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	(4,000)	6.88
Outstanding at June 30, 2022	94,400	$2.46	$201,072
Exercisable at June 30, 2022	94,400	$2.46	$201,072

NOTE 6 – EARNINGS PER COMMON SHARE

Earnings (loss) per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net (loss) income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net (loss) income per common share-diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.

The calculation of earnings per share for the periods indicated below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$4,365	$(45,344)	$(161,195)	$(313,820)

Dividends to Series A and B preferred shareholders	—	—	—	(37,201)
Net income (loss) attributable to common shareholders	$4,365	$(45,344)	$(161,195)	$(351,021)

Denominator:
Weighted average common shares – basic	9,923,338	9,923,338	9,923,338	9,412,722

Dilutive effect of common stock equivalents:
Options and warrants	455,953	—	—	—

Denominator:
Weighted average common shares – diluted	10,379,291	9,923,338	9,923,338	9,412,722

Earnings (loss) per share – basic	$0.00	$(0.00)	$(0.02)	$(0.04)
Earnings (loss) per share – diluted	$0.00	$(0.00)	$(0.02)	$(0.04)

For the three and six months ended June 30, 2022 and 2021, the following and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Stock warrants	—	98,400	94,400	98,400
Stock options	74,000	726,177	990,177	726,177
Total	74,000	824,577	1,084,577	824,577

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three and six months ended June 30, 2022, the operating cash outflows related to operating lease liabilities totaled $21,560 and $43,121, respectively, and the expense for the right of use asset for operating leases totaled $15,940 and $30,169, respectively. As of June 30, 2022, the Company’s operating lease had a weighted-average remaining term of 3.3 years and a weighted average discount rate of 12%. As of June 30, 2022, the lease agreement requires future payments as follows:

Year	Amount
2022	43,253
2023	87,288
2024	88,801
2025	75,051
Total future lease payments	294,393
Less: imputed interest	53,145
Present value of future operating lease payments	241,248
Less: current portion of operating lease liabilities	61,098
Operating lease liabilities, net of current portion	$180,150
Right of use assets	$242,338

Total base rental expense was $22,161 and $30,048 for the three months ended June 30, 2022 and 2021, respectively, and $46,836 and $60,180 for the six months ended June 30, 2022 and 2021, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2022, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2021. As of, and for the six months ended, June 30, 2022, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2022:

June 30, 2022
Acquisition costs	$143,847
Development and evaluation costs	2,199,279
Total	$2,343,126

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Equity Investment

In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”), which interest was subsequently increased on multiple occasions, including the acquisition, during the six months ended June 30, 2022, of an additional interest (1%) in Hupecol Meta for $100,000.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. As of June 30, 2022, through our ownership interest in Hupecol Meta, we held an approximately 11% interest in the Venus Exploration Area and approximately 5.5% interest in the remainder of the block.

Drilling Activity

During the six months ended June 30, 2022, Hupecol Meta drilled the Bugalu 1, a vertical test well in the Venus Exploration Area of the CPO-11 block in Colombia. At June 30, 2022, drilling operations on the Bugalu 1 had been completed, production casing was run and the well was awaiting testing. A directional well from a second site in the Venus Exploration Area commenced drilling in July 2022. No drilling operations were conducted on our U.S. properties during the six months ended June 30, 2022.

During the six months ended June 30, 2022, our capital investment expenditures totaled $262,444, principally relating to final expenses associated with the plugging and abandonment of the Lou Brock well ($14,162) and investments in our cost method investment in Hupecol Meta ($148,282)(excluding $100,000 investment to increase our equity interest in Hupecol Meta).

Colombian Elections

In June 2022, Colombia elected as its President, leftist candidate, Gustavo Petro. President-elect Petro has publicly vowed to wind down fossil fuel production in Colombia and end fracking in Colombia as part of a plan to transition to renewable green energy. While the President-elect’s proclamations are openly hostile to the oil and gas industry and appear to bar grants of future oil and gas contracts, those proclamations appear to honor existing oil and gas contracts. Moreover, the President-elect’s proclamations do not appear to be supported by the Colombian lawmakers which may make it difficult for the President-elect to effectively carry out his proclamations. Nonetheless, hostility from the executive branch may make the climate for drilling wells on existing acreage more challenging than is already the case.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 52% to $462,989 in the three months ended June 30, 2022, compared to $303,999 in the three months ended June 30, 2021. Oil and gas revenues increased 40% to $886,809 for the six months ended June 30, 2022, compared to $632,487 in the six months ended June 30, 2021. The increase in revenue was due to (i) increased natural gas production volumes, up 59% and 38% for the three and six-month periods, respectively, partially offset by a decline in oil production, down 38% and 34% for the three and six-month periods, respectively, and (ii) improved commodity pricing, including 71% and 153% increases in crude oil prices and natural gas prices, respectively, realized during the three-month period and 73% and 39% increases in crude oil prices and natural gas prices, respectively, realized during the six-month period.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2022 and 2021:

	Six Months Ended June 30		Three Months Ended June 30,
	2022	2021	2022	2021
Gross producing wells	4	4	4	4
Net producing wells	0.68	0.68	0.68	0.68
Net oil production (Bbl)	5,478	8,295	2,438	3,901
Net gas production (Mcf)	35,542	25,738	18,250	11,447
Average sales price – oil (per barrel)	$99.11	57.36	$108.05	$63.30
Average sales price – natural gas (per Mcf)	$5.38	3.88	$6.57	$2.60

The change in production volumes was primarily attributable to our Reeves County wells being put on gas lift during the second half of 2021, partially offset by natural declines in production.

The change in average oil sales price realized reflects a spike in global energy prices attributable to global supply uncertainty arising from the Russian invasion of Ukraine.

All oil and gas sales revenues are attributable to U.S. operations.

Lease Operating Expenses. Lease operating expenses increased 63% to $150,485 during the three months ended June 30, 2022, from $92,531 during the three months ended June 30, 2021. Lease operating expenses increased 20% to $311,757 during the six months ended June 30, 2022, from $258,745 during the six months ended June 30, 2021. The increase in lease operating expenses was attributable to rework and equipment costs.

All lease operating expenses are attributable to U.S. operations.

Depreciation and Depletion Expense. Depreciation and depletion expense was $51,501 and $26,271 for the three months ended June 20, 2022 and 2021, respectively, and $109,740 and $58,635 for the six months ended June 30, 2022 and 2021, respectively. The change in depreciation and depletion was due to the increase in the depletable base.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased 1% to $233,376 during the three months ended June 30, 2022, from $231,328 during the three months ended June 30, 2021 and decreased 17% to $517,991 during the six months ended June 30, 2022, from $624,979 during the six months ended June 30, 2021. The decrease in general and administrative expenses was primarily attributable to higher professional fees during the 2021 period related to the two ATM offerings and redemption of preferred stock.

Stock-Based Compensation. Stock-based compensation increased to $25,520 during the three months ended June 30, 2022, from $0 during the three months ended June 30, 2021 and increased 635% to $111,005 during the six months ended June 30, 2022, from $15,109 during the six months ended June 30, 2021. The increase was attributable to the timing of option grants and vesting.

Financial Condition

Liquidity and Capital Resources. At June 30, 2022, we had a cash balance of $4,602,772 and working capital of $4,852,063, compared to a cash balance of $4,894,577 and working capital of $5,052,685 at December 31, 2021.

Cash Flows. Operating activities used $29,361 during the six months ended June 30, 2022, compared to $527,759 used during the six months ended June 30, 2021. The change in operating cash flow was primarily attributable to increased revenues and a resulting decrease in net loss during the six-months ended June 30, 2022.

Investing activities used $262,444 during the six months ended June 30, 2022, compared to $166,949 used during the six months ended June 30, 2021. The change in funds used by investing activities is principally attributable to higher investments in Hupecol Meta LLC and investments in plugging and abandonment of our Lou Brock well.

Financing activities provided $0 during the six months ended June 30, 2022, compared to $4,570,888 provided during the six months ended June 30, 2021. Cash provided by financing activities during the six months ended June 30, 2021 was attributable to funds received from two at-the-market common stock offerings ($6,575,889), partially offset by cash used to pay dividends on preferred stock ($37,201) and to redeem all remaining outstanding shares of preferred stock ($1,967,800)

Long-Term Liabilities. At June 30, 2022, we had long-term liabilities of $252,056, compared to $279,953 at December 31, 2021. Long-term liabilities at June 30, 2022 and December 31, 2021, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our CPO-11 Colombian acreage. Hupecol Meta drilled a vertical test well in the Venus Exploration Area on the CPO-11 block during the six months ended June 30, 2022 and, in July 2022, Hupecol Meta commenced drilling operations on a directional well on the block. The actual timing and number of well operations undertaken during 2022, in Colombia and the Permian Basin, will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment, ability to secure necessary permits and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the six months ended June 30, 2022, we invested $262,444 for the acquisition and development of oil and gas properties, consisting of drilling and development operations in the U.S ($14,162), principally relating to final expenses related to the plugging and abandonment of the Lou Brock well, and investments in Hupecol Meta ($248,282), including $100,000 paid to increase our ownership interest in Hupecol Meta. The $14,162 invested in U.S. operations was capitalized to oil and gas properties subject to amortization. The $248,282 invested in Hupecol Metal was capitalized to our investment in Hupecol Meta.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our SEC consultant to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 15, 2022
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

