Form 10-Q
period 2022-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2022-11-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, we had 9,928,338 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$3,896,362	$4,894,577
Accounts receivable – oil and gas sales	218,532	214,662
Prepaid expenses and other current assets	107,400	85,403
TOTAL CURRENT ASSETS	4,222,294	5,194,642

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,785,382	62,771,222
Costs not being amortized	2,343,126	2,343,126
Office equipment	90,004	90,004
Total	65,218,512	65,204,352
Accumulated depletion, depreciation, amortization, and impairment	(60,557,089)	(60,396,594)
PROPERTY AND EQUIPMENT, NET	4,661,423	4,807,758

Cost method investment	1,236,934	455,779
Right of use asset	227,270	272,507
Other assets	3,167	3,167
TOTAL ASSETS	$10,351,088	$10,733,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70,667	$69,607
Accrued expenses	16,055	15,176
Current portion of lease liability	63,150	57,174
TOTAL CURRENT LIABILITIES	149,872	141,957

LONG-TERM LIABILITIES
Lease liability, net of current portion	163,632	211,744
Reserve for plugging and abandonment costs	71,906	68,209
TOTAL LONG-TERM LIABILITIES	235,538	279,953

TOTAL LIABILITIES	385,410	421,910

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized,
Series A Convertible Preferred Stock, par value $0.001; 2,000 shares authorized; 0 shares issued and outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001; 1,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 12,000,000 shares authorized; 9,928,338 shares issued and outstanding	9,928	9,928
Additional paid-in capital	83,551,666	83,345,456
Accumulated deficit	(73,595,916)	(73,043,441)
TOTAL SHAREHOLDERS’ EQUITY	9,965,678	10,311,943
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,351,088	$10,733,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

OIL AND GAS REVENUE	$427,256	$290,375	$1,314,065	$922,862

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	184,488	184,869	496,245	443,614
General and administrative expense	594,081	436,304	1,223,077	1,076,392
Depreciation and depletion	50,755	21,045	160,495	79,680
Total operating expense	829,324	642,218	1,879,817	1,599,686

Loss from operations	(402,068)	(351,843)	(565,752)	(676,824)

OTHER INCOME
Interest income	10,788	968	13,277	12,425
Interest expense	—	—	—	(296)
Total other income	10,788	968	13,277	12,129

Net loss before taxes	(391,280)	(350,875)	(552,475)	(664,695)

Income tax expense	—	—	—	—

Net loss	(391,280)	(350,875)	(552,475)	(664,695)

Dividends to Series A and B preferred stockholders	—	—	—	(37,201)

Net loss attributable to common shareholders	$(391,280)	$(350,875)	$(552,475)	$(701,896)

Loss per common share:
Basic	$(0.04)	$(0.04)	$(0.06)	$(0.07)
Diluted	$(0.04)	$(0.04)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding:
Basic	9,928,338	9,928,338	9,928,338	9,585,493
Diluted	9,928,338	9,928,338	9,928,338	9,585,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2021	—	$—	9,928,338	$9,928	$83,345,456	$(73,043,441)	$10,311,943

Stock-based compensation	—	—	—	—	85,485	—	85,485
Net loss	—	—	—	—	—	(165,560)	(165,560)

Balance – March 31, 2022	—	—	9,928,338	9,928	83,430,941	(73,209,001)	10,231,868

Stock-based compensation	—	—	—	—	25,520	—	25,520
Net income	—	—	—	—	—	4,365	4,365

Balance – June 30, 2022	—	—	9,928,338	9,928	83,456,461	(73,204,636)	10,261,753

Stock-based compensation	—	—	—	—	95,205	—	95,205
Net loss	—	—	—	—	—	(391,280)	(391,280)

Balance – September 30, 2022	—	$—	9,928,338	$9,928	$83,551,666	$(73,595,916)	$9,965,678

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2020	1920	$2	6,977,718	$6,977	$78,453,906	$(72,021,911)	$6,438,974

Issuance of common stock for cash, net	—	—	2,921,620	2,922	6,572,967	—	6,575,889
Stock-based compensation	—	—	—	—	15,109	—	15,109
Conversion of Series A Preferred Stock to common stock	(60)	—	24,000	24	(24)	—	—
Redemption of Series A and Series B Preferred Stock	(1,860)	(2)	—	—	(1,967,798)	—	(1,967,800)
Series A and Series B Preferred Stock dividends paid			—	—	(37,201)	—	(37,201)
Net loss	—	—	—	—	—	(268,476)	(268,476)

Balance – March 31, 2021	—	—	9,923,338	9,923	83,036,959	(72,290,387)	10,756,495

Net loss	—	—	—	—	—	(45,344)	(45,344)

Balance – June 30, 2021	—	—	9,923,338	9,923	83,036,959	(72,335,731)	10,711,151

Stock-based compensation	—	—	5,000	5	167,035	—	167,040
Net loss	—	—	—	—	—	(350,875)	(350,875)

Balance – September 30, 2021	—	$—	9,928,338	$9,928	$83,203,994	$(72,686,606)	$10,527,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(552,475)	$(664,695)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	160,495	79,680
Accretion of asset retirement obligation	3,697	4,280
Stock-based compensation	206,210	182,149
Amortization of right of use asset	45,237	60,208
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,870)	(30,167)
Increase in prepaid expenses and other current assets	(21,997)	(130,175)
Increase (decrease) in accounts payable and accrued expenses	1,939	(116,595)
Decrease in operating lease liability	(42,136)	(33,501)

Net cash used in operating activities	(202,900)	(648,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(14,160)	(30,237)
Payments for capital contribution for cost method investment	(781,155)	(191,214)

Net cash used in investing activities	(795,315)	(221,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of expenses	—	6,575,889
Redemption of Series A and Series B Preferred Stock	—	(1,967,800)
Payment of preferred stock dividends	—	(37,201)

Net cash provided by financing activities	—	4,570,888

(Decrease) increase in cash	(998,215)	3,700,621
Cash, beginning of period	4,894,578	1,242,560
Cash, end of period	$3,896,362	$4,943,181

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Series A preferred stock to common stock	$—	$24

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $552,475 for the nine months ended September 30, 2022.

The Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2022 and beyond will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $3,603,319 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2022. The Company also had cash deposits of $3,722 in Colombian banks at September 30, 2022 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Subsequent Events

The Company has evaluated all transactions from September 30, 2022 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Oil sales	$245,714	$213,503	$788,619	$689,296
Natural gas sales	119,644	51,984	310,850	151,808
Natural gas liquids sales	61,898	24,888	214,596	81,758
Total revenue from customers	$427,256	$290,375	$1,314,065	$922,862

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2022 or 2021.

NOTE 3 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2022, the Company invested $14,160, net, for the acquisition and development of oil and gas properties, consisting of cost of development of U.S. properties, net, principally attributable to final expenses related to the plugging and abandonment of the Lou Brock well. The full amount invested was capitalized to oil and gas properties subject to amortization.

The Company also invested $781,155 in Hupecol Meta relating to capital contributions for drilling operations in Colombia and acquisition of additional interest in Hupecol Meta, reflected in the cost method investment asset.

During the three and nine months ended September 30, 2022, the Company recorded depletion expense of $50,755 and $160,495, respectively. During the three and nine months ended September 30, 2021, the Company recorded depletion expense of $21,045 and $79,680, respectively.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2022 and long lived assets (net of depletion, amortization, and impairments) as of September 30, 2022 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2022	As of September 30, 2022
	Revenues	Long Lived Assets, Net
United States	$1,314,065	$2,318,297
Colombia	—	2,343,126
Total	$1,314,065	$4,661,423

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

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2022 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2022	990,173	$3.38
Granted	60,000	3.91
Exercised	—	—
Forfeited / expired	(50,696)	20.63
Outstanding at September 30, 2022	999,477	$2.55	$2,052,817
Exercisable at September 30, 2022	939,481	$2.47	$1,629,817

During the nine months ended September 30, 2022, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life, are exercisable at $3.91 per share, vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $216,326 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $3.82; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 121%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized $95,205 and $206,210, and $167,040 and $182,149 respectively, of stock-based compensation expense attributable to the amortization of stock options all included in general and administrative expenses. As of September 30, 2022, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $163,735. The unrecognized expense is expected to be recognized over a weighted average period of 0.61 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2022 is 6.32 years and 0 years, respectively.

As of September 30, 2022, there were 181,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

NOTE 5 – CAPITAL STOCK

Warrants

A summary of warrant activity and related information for 2022 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2022	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	(4,000)	6.88
Outstanding at September 30, 2022	94,400	$2.46	$94,400
Exercisable at September 30, 2022	94,400	$2.46	$94,400

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

For the three and nine months ended September 30, 2022 and 2021, the following and warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock warrants	94,400	98,400	94,400	98,400
Stock options	999,477	990,173	999,477	990,173
Total	1,093,877	1,088,573	1,093,877	1,088,573

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three and nine months ended September 30, 2022, the operating cash outflows related to operating lease liabilities totaled $21,560 and $42,136, respectively, and the expense for the right of use asset for operating leases totaled $13,769 and $43,938, respectively. As of September 30, 2022, the Company’s operating lease had a weighted-average remaining term of 3 years and a weighted average discount rate of 12%. As of September 30, 2022, the lease agreement requires future payments as follows:

Year	Amount
2022	21,693
2023	87,288
2024	88,801
2025	75,051
Total future lease payments	272,833
Less: imputed interest	46,051
Present value of future operating lease payments	226,782
Less: current portion of operating lease liabilities	63,150
Operating lease liabilities, net of current portion	$163,632
Right of use assets	$227,270

Total base rental expense was $19,647 and $22,161 for the three months ended September 30, 2022 and 2021, respectively, and $66,483 and $58,837 for the nine months ended September 30, 2022 and 2021, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2022, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2021. As of, and for the nine months ended, September 30, 2022, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at September 30, 2022:

September 30, 2022
Acquisition costs	$143,847
Development and evaluation costs	2,199,279
Total	$2,343,126

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Equity Investment

In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”), which interest was subsequently increased on multiple occasions, including the acquisition, during the nine months ended September 30, 2022, of an additional interest (1%) in Hupecol Meta for $100,000.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. As of September 30, 2022, through our ownership interest in Hupecol Meta, we held an approximately 11% interest in the Venus Exploration Area and approximately 5.5% interest in the remainder of the block.

Drilling Activity

During the nine months ended September 30, 2022, Hupecol Meta drilled and completed two wells, the Bugalu 1 and the Saturno ST1, in the Venus Exploration Area of the CPO-11 block in Colombia. A third well, the Caonabo, commenced drilling in late September 2022.

The Saturno ST1, was briefly put on production and then shut-in pending receipt of a permit to inject produced water in an old well. A water injection permit was issued in November 2022. With the permit issued, we anticipate bringing the Saturno ST1 well, and the legacy Venus 2A well, on production during November 2022. The Bugalu 1 is awaiting testing. The Caonabo was determined to be a dry hole.

No drilling operations were conducted on our U.S. properties during the nine months ended September 30, 2022.

During the nine months ended September, 30, 2022, our capital investment expenditures totaled $795,311, principally relating to final expenses associated with the plugging and abandonment of the Lou Brock well ($14,160) and investments in our cost method investment in Hupecol Meta ($681,155) (excluding $100,000 investment to increase our equity interest in Hupecol Meta).

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

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 47% in the three months ended September 30, 2022, compared to $290,375 in the three months ended September 30, 2021. Oil and gas revenues increased 42% in the nine months ended September 30, 2022, compared to $922,862 in the nine months ended September 30, 2021.

The increase in revenue was due to (i) increased natural gas production volumes, up 150% and 34% for the three and nine-month periods, respectively, partially offset by a change in oil production, increased by 84% and decreased 29% for the three and nine-month periods, respectively, and (ii) improved commodity pricing, including 33% and 47% increases in crude oil prices and natural gas prices, respectively, realized during the three-month period and 60% and 53% increases in crude oil prices and natural gas prices, respectively, realized during the nine-month period.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30		Three Months Ended September 30,
	2022	2021	2022	2021
Gross producing wells	4	4	4	4
Net producing wells	0.68	0.68	0.68	0.68
Net oil production (Bbl)	8,140	11,391	5,702	3,096
Net gas production (Mcf)	53,339	39,765	35,089	14,027
Average sales price – oil (per barrel)	$96.88	$60.51	$91,97	$68.96
Average sales price – natural gas (per Mcf)	$5.83	$3.82	$5.44	$3.71

The change in production volumes was primarily due to natural declines in production, partially offset by our Reeves County wells being put on gas lift in late 2021. With the issuance of a water injection permit relating to the CPO-11 block, well counts and production are anticipated to increase with the resumption of production of the Saturno ST1 and Venus 2A wells in Colombia.

The change in average oil sales price realized reflects a spike in global energy prices attributable to global supply uncertainty arising from the Russian invasion of Ukraine.

Oil and gas sales revenues by region for the nine months ended September 30, 2022 were as follows:

	Colombia	U.S.	Total
2022 First Nine Months
Oil sales	$—	$788,619	$788,619
Natural gas sales	—	310,850	310,850
Natural gas liquid sales	—	214,596	214,596
2021 First Nine Months
Oil sales	$—	$689,296	$689,296
Natural gas sales	—	151,808	151,808
Natural gas liquid sales	—	81,758	81,758

Lease Operating Expenses. Lease operating expenses increased 0% to $184,488 during the three months ended September 30, 2022, from $184,869 during the three months ended September 30, 2021. Lease operating expenses increased 12% to $496,245 during the nine months ended September 30, 2022, from $443,614 during the nine months ended September 30, 2021.

The change in lease operating expenses was principally attributable to increased severance taxes associated with the increase in revenues, non-recurring water disposal and operating costs incurred on the Lou Brock well during.

Depreciation and Depletion Expense. Depreciation and depletion expense was $50,755 and $21,045 for the three months ended September 30, 2022 and 2021, respectively, and $160,495 and $79,680 for the nine months ended September, 30, 2022 and 2021, respectively. The change in depreciation and depletion was due to an increase in the depletable base during 2022.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased by 85% to $498,876 during the three months ended September 30, 2022 from $269,264 during the three months ended September 30, 2021, and increased by 14% to $1,016,867 during the nine months ended September 30, 2022 from $894,243 during the nine months ended September 30, 2021. The increase in general and administrative expense for the three and nine-month periods was primarily attributable to payment of a bonus to our CEO in the amount of $200,000 during the 2022 three-month period. Future general and administrative expenses are expected to increase to reflect an increase in the base salary of our CEO from $120,000 to $180,000 annually.

Stock-Based Compensation. Stock-based compensation decreased to $95,205 during the three months ended September 30, 2022 from $167,040 during the three months ended September 30, 2021, and increased 13% to $206,210 during the nine months ended September 30, 2022 from $182,149 during the nine months ended September 30, 2021. The change was attributable to the amortization of stock options granted during 2022 and 2021.

Other Income (Expense). Other income/expense, net, totaled $10,788 of income during the three months ended September 30, 2022, compared to $968 of income during the three months ended September 30, 2021, and totaled $13,277 of income during the nine months ended September 30, 2022, compared to $12,129 of income during the nine months ended September 30, 2021. Other income for all periods consisted of interest earned on cash balances.

Financial Condition

Liquidity and Capital Resources. At September 30, 2022, we had a cash balance of $3,896,362 and working capital of $4,072,422, compared to a cash balance of $4,894,577 and working capital of $5,052,685 at December 31, 2021.

Cash Flows. Operating activities used $202,900 during the nine months ended September 30, 2022, compared to $648,816 used during the nine months ended September 30, 2021. The change in operating cash flow was primarily attributable to increased revenues and a resulting decrease in net loss during the nine-months ended September 30, 2022.

Investing activities used $795,315 during the nine months ended September 30, 2022, compared to $221,451 used during the nine months ended September 30, 2021. The change in funds used by investing activities is principally attributable to higher investments in Hupecol Meta LLC and investments in plugging and abandonment of our Lou Brock well.

Financing activities provided $0 during the nine months ended September 30, 2022, compared to $4,570,888 provided during the nine months ended September 30, 2021. Cash provided by financing activities during the nine months ended September 30, 2021 was attributable to funds received from two at-the-market common stock offerings ($6,575,889), partially offset by cash used to pay dividends on preferred stock ($37,201) and to redeem all remaining outstanding shares of preferred stock ($1,967,800)

Long-Term Liabilities. At September 30, 2022, we had long-term liabilities of $235,538, compared to $279,953 at December 31, 2021. Long-term liabilities at September 30, 2022 and December 31, 2021, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Permian Basin acreage and our CPO-11 Colombian acreage. Hupecol Meta drilled two vertical wells in the Venus Exploration Area on the CPO-11 block, and commenced drilling on a non-Venus CPO-11 well, during the nine months ended September 30, 2022. The actual timing and number of well operations undertaken during 2022, in Colombia and the Permian Basin, will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment, ability to secure necessary permits and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the nine months ended September 30, 2022, we invested $795,315 for the acquisition and development of oil and gas properties, consisting of drilling and development operations in the U.S ($14,160), principally relating to final expenses related to the plugging and abandonment of the Lou Brock well, and investments in Hupecol Meta ($781,155), including $100,000 paid to increase our ownership interest in Hupecol Meta. The $14,160 invested in U.S. operations was capitalized to oil and gas properties subject to amortization. The $781,155 invested in Hupecol Meta was capitalized to our investment in Hupecol Meta.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

We believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during the twelve months following this report.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our SEC consultant to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 14, 2022
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

