Form 10-K
period 2022-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2023-03-31
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to o § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, based on the closing sales price of the registrant’s common stock on that date, was approximately $41.8 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2023 was 10,622,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2022 Annual Meeting are incorporated by reference into Part III of this Report.

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

General

Houston American Energy Corp is an independent oil and gas company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties. Our principal properties, and operations, are in the U.S. Permian Basin and the South American country of Colombia. Additionally, we have properties in the U.S. Gulf Coast region, particularly Texas and Louisiana.

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

Properties

Our exploration and development projects are focused on existing property interests, and future acquisition of additional property interests, in the Texas Permian Basin, the South American country of Colombia and the onshore Texas and Louisiana Gulf Coast region.

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

The following table sets forth information relating to our principal properties as of December 31, 2022:

					2022 Net Production
	Net acreage	Average working interest %	Gross producing wells	Net proved reserves (boe)	Oil (bbls)	Natural Gas (mcf)
Texas	155	22.6%	4	255,254	10,688	73,635
Louisiana and Oklahoma	582	23.4%	—	—	—	—

Total U.S.	737	23.3%	4	255,254	10,688	73,635
Colombia	91,827	10.0%	2	—	—	—

Total	92,564	10.0%	6	255,254	10,688	73,635

In 2022, our net acreage in the U.S. decreased as a result of lease expirations in Hockley County, Texas (730 net acres) and Yoakum County, Texas (41 net acres). In Colombia, we increased our net acreage position (up 18,038 net acres) by increasing our ownership interest in Hupecol Meta from 7.85% to approximately 18%, which was partially offset by the relinquishment of our rights in our long-disputed Serrania block. As a result, we effectively increased our interest in the underlying assets of Hupecol Meta to an approximately 16% interest in the 69,128 acre Venus Exploration Area and an approximately 8.0% interest in 570,277 additional acres in which Hupecol Meta holds a 50% interest (resulting in an increase in our interest in the CPO-11 block by 31,884 net acres; offset by the decrease in our interest in the 13,846 net acre Serrania block).

- United States Properties:

In the United States, our principal properties and operations are located in the on-shore Permian Basin and Gulf Coast regions of Louisiana and Texas.

Texas Properties – Permian Basin

Reeves County. We hold a 18.1% average working interest in 320 gross acres in Reeves County, Texas, consisting of (1) the 160 gross acre Johnson Lease, in which we hold a 25% working interest, subject to a proportionate 5% back-in after payout, and (2) the 160 gross acre O’Brien Lease, in which we hold an average 11.2% working interest. Our Reeves County acreage lies within the Delaware sub-basin of the Permian Basin, with resource potential in the Wolfcamp, Bone Spring and Avalon formations. During 2017, we drilled and completed our initial wells on both lease blocks, the Johnson State #1H well and the O’Brien #3H well, both horizontally drilled and hydraulically fractured wells in the Wolfcamp A formation. The Johnson #1H well and O’Brien #3H well were both placed on gas lift during 2021 and were producing at December 31, 2022. For the year ended December 31, 2022, our production in Reeves County totaled 5,679 barrels of oil and 73,635 mcf of natural gas.

As of December 31, 2022, no additional development or drilling operations are planned with respect to our Reeves County acreage.

Yoakum County. We hold a 12.5% working interest, subject to a proportionate 10% back-in after payout, in an approximately 360 gross acre block in Yoakum County, Texas and hold a 100% working interest in 46.1 gross acres subject to our obligation to offer participation in that acreage to our partners in the area of mutual interest associates with our Yoakum County acreage. Our Yoakum County acreage lies within the Midland sub-basin of the Permian Basin.

During 2019, we drilled the Frost #1H well, the first well on our Yoakum County acreage. The well was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production in mid-2019. A second well on our Yoakum County acreage, the Frost #2H well, was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production during the third quarter of 2020. For the year ended December 31, 2022, our production in Yoakum County totaled 5,009 barrels of oil.

As of December 31, 2022, no additional development or drilling operations are planned with respect to our Yoakum County acreage.

Louisiana Properties

Our principal producing and exploration properties in Louisiana consist of a 23.437% mineral interest in 2,485 gross acres in East Baton Rouge Parish.

There are no present wells, or plans to conduct drilling operations, on our Louisiana acreage.

- Colombian Properties:

At December 31, 2022, we held interests in multiple prospects, all operated by Hupecol Operating and affiliates, in Colombia covering 920,841 gross acres. We identify our Colombian prospects by the concessions operated.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2022:

Property	Operator	Ownership Interest(1)	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
CPO-11 – Venus Exploration Area	Hupecol	16.0%	69,128	320	2
CPO-11	Hupecol	8.0%	570,277	—	—
Los Picachos	Hupecol	12.5%	86,235	—	—
Macaya	Hupecol	12.5%	195,201	—	—
Total			920,841	320	2

(1)	In 2022, we increased our ownership interest Hupecol Meta, resulting in an increase in our interest in the CPO-11 block with our ownership interest in the Venus Exploration Area increasing to approximately 18% and our ownership interest in the remainder of the block increasing to approximately 8%.

At December 31, 2022, we held interests in three concessions operated by Hupecol Operating Co. related entities in Colombia. The CPO-11 concession, including the Venus Exploration Area, is located in the Llanos Basin and is owned and operated by Hupecol Meta. The Loc Picachos and Macaya concessions are located in the Caguan Putumayo Basin of Colombia. The concessions cover an aggregate area of 920,841 gross acres.

CPO-11

During 2019, we acquired a two percent ownership interest in Hupecol Meta, LLC (“Hupecol Meta”). Hupecol Meta owns the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia. The CPO-11 block is comprised of the 69,128 acre Venus Exploration area and 570,277 acres which was 50% farmed out by Hupecol to Parex Resources. In 2021, Hupecol Meta increased its ownership interest in the CPO-11 block and we agreed to contribute $99,716. In 2022, we acquired additional interests in Hupecol Meta for an aggregate of $657,638. As a result of our acquisition of additional interests in 2021 and 2022, our ownership interest in Hupecol Meta was approximately 18% at December 31, 2022. Through our ownership interest in Hupecol Meta, at December 31, 2022, we hold an approximately 16% interest in the Venus Exploration Area and an approximately 8% interest in the remainder of the CPO-11 block.

The CPO-11 block covers almost 1,000 square miles with multiple identified leads and prospects. During 2022, in the Venus Exploration Area, Hupecol Meta drilled and completed the Saturno ST1 well and drilled the Bugalu1 well. At December 31, 2022, the Saturno ST1 well and the Venus 2A legacy well, that was previously shut-in, were on production and the Bugalu 1 well was awaiting testing. All wells drilled to date in the Venus Exploration Area are vertical wells. In early 2023, a determination was made to defer testing on, and temporarily abandon, the Bugalu 1 well, in order to focus efforts and resources on drilling an initial horizontal well in the Venus Exploration Area. Drilling operations on the CPO-11 block in 2023 and beyond are expected to be focused on efforts to secure seismic data covering the Venus Exploration Area, delineating future drilling sites based on that data and, subject to market conditions and analysis of such data, drilling one or more horizontal wells, and possibly additional vertical wells, in the Venus Exploration Area.

Our investment in Hupecol Meta is accounted for using the cost method of accounting and, accordingly, this report does not include any reserves, production and operating results of Hupecol Meta.

Los Picachos and Macaya Prospects

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

Drilling Activity

During 2022, we, through Hupecol Meta, drilled two wells in Colombia. The following table summarizes the number of wells drilled during 2022, 2021 and 2020, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total development wells	—	—	—	—	—	—

Exploratory wells, completed as:
Productive	1	0.16	—	—	1	0.22
Non-productive	1	0.16	—	—	2	—
Total exploratory wells	2	0.32	—	—	3	0.22

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes. As of December 31, 2022, we had no drilling operations in progress. Our Bugalu 1 well in Colombia was drilled and awaiting testing at December 31, 2022. In early 2023, a determination was made to defer testing on, and temporarily abandon, the Bugalu 1 well.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2022, we owned interests in six gross wells (including indirect interests in wells in Colombia through our equity interest in Hupecol Meta). As of December 31, 2022, we had interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	4	—
Net	0.68	—
Colombia
Gross	2	—
Net	0.32	—
Total
Gross	6	—
Net	1	—

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales, including our share of sales through Hupecol Meta, of gas and oil, categorized by geographic area, for each of the three years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Net Production:
Gas (Mcf):
United States	73,635	60,069	69,433
Colombia	—	—	—
Total	73,635	60,069	69,433

Oil (Bbls):
United States	10,688	14,367	11,385
Colombia	—	—	—
Total	10,688	14,367	11,385

Average sales price:
Gas ($ per Mcf)
United States	$5.13	$4.13	$1.14
Colombia	—	—	—
Total	$5.13	$4.13	$1.14

Oil ($ per Bbl)
United States	$93.10	$63.60	$35.63
Colombia	—	—	—
Total	$93.10	$63.60	$35.63

Average production costs ($ per BOE):
United States	$27.48	$33.67	$16.59
Colombia	—	—	—
Total	$27.48	$33.67	$16.59

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2022, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (“PV-10”) and after future income taxes (“Standardized Measure”) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”).

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed Producing
United States	83,517	1,030,420	255,254
Colombia(3)	—	—	—
Total Proved Developed Producing Reserves	83,517	1,030,420	255,254

Proved Undeveloped
United States	—	—	—
Colombia(3)	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	83,517	1,030,420	255,254

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$5,163,159	$—	$5,163,159
Standardized measure (4)	$5,163,159	$—	$5,163,159

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2022. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2022. The average prices utilized for purposes of estimating our proved reserves were $90.16 per barrel of oil and $5.39 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	Under the cost method of accounting, we do not report any reserves attributable to our investment in Hupecol Meta.

(4)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Proved Undeveloped Reserves

We had no proved undeveloped reserves at either December 31, 2021 or December 31, 2022.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions, but excluding acreage in which we hold a royalty interest but no working interest), categorized by geographical area, which we held as of December 31, 2022:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	640	109	2,531	629
Colombia	320	51	920,521	91,775
Total	960	160	923,052	92,404

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

The leases and concessions comprising the U.S. undeveloped acreage set forth in the table above relate primarily to our Yoakum County, Texas acreage and our Louisiana acreage. The Yoakum County, Texas acreage lease will expire in 2023 unless production from the acreage has been established prior to such date, in which event the lease or concession will remain in effect until the cessation of production.

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

Marketing

At December 31, 2022, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Human Capital

As of December 31, 2022, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

For example, in Texas, the Texas Railroad Commission administers regulations related to oil and gas operations, including regulations pertaining to protection of water resources in connection with those operations. The Texas Legislature adopted new legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process, effective as of September 1, 2011. The Texas Railroad Commission has adopted rules and regulations implementing this legislation that apply to all wells for which the Railroad Commission issues an initial drilling permit after February 1, 2012. This law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission.

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

Since taking office in 2021, the Biden presidential administration has signaled a commitment to cutting greenhouse gases, and an accompanying commitment to moving the U.S. away from fossil fuels and to so-called green or renewable energy sources. Among the steps taken by the Biden Administration are rejoining the Paris Agreement on climate change, a stated commitment to cut U.S. greenhouse gas emissions by 2030 to roughly half of 2005 levels, limitations on land available for oil and gas leasing, the United States Methane Emissions Reduction Action Plan and certain Clean Air Act rules and various executive orders and certain provisions of the 2022 Inflation Reduction Act, each of which imposes costs, burdens, restrictions or otherwise is designed to discourage the use of oil and gas and, accordingly, is potentially harmful to the U.S. oil and gas industry.

As a crude oil and natural gas company, the debate on climate change is relevant to our operations because the regulatory response is designed to reduce demand for, and use of, our products, oil and gas, in favor of alternative forms of energy. We cannot presently predict the ultimate impact of existing or future climate change initiatives on our company or our industry although we do anticipate that, at a minimum, we will incur additional operating and other costs to respond to such initiatives.

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

We have incurred losses from operations in each year since 2011 and, at December 31, 2022, had an accumulated deficit of $73,787,720. While we have implemented cost control initiatives that have brought down our cash overhead in recent years and have brought additional wells onto production in 2022, our ability to attain profitability is substantially dependent upon increasing our production and production revenues while continuing to control costs. In order to increase production and revenues, we will need to successfully drill new wells on our existing, or future acquired, acreage at a pace, and with results, significantly greater than in recent years. If, for any reason, we are unable to substantially increase our production and revenues, while controlling drilling costs and overhead, we may never attain, or sustain, profitability. Our ability to so increase production and revenues and attain profitability is subject to all of the other risks of oil and gas operations as well as our ability to fund our share of drilling and development operations.

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

Supply and demand imbalances arising from the COVID-19 pandemic resulted in shortages, backlogs and delayed deliveries of a wide array of products and services, including products and services critical to oil and gas operations. As a result of such supply chain challenges, we may experience unavailability, or delay in delivery, of products and services that are critical to our well operations. Any such delays may result in deferral or reduction of revenues and increased costs, any of which could materially adversely affect our profitability.

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

Our financial resources are limited and may not be adequate to fully drill and develop our acreage or to consummate any meaningful acquisition. While our available funds as of March 2023 are expected to be adequate to fund our share of well costs on wells expected to be drilled, as of that date, during 2023, our funds on hand are not expected to be adequate to support a long-term drilling and development plan with respect to our existing acreage holdings, should such a plan be implemented.

We may continue to seek to access the capital markets to support planned drilling operations or acquisitions through sales of equity securities or may seek debt financing to support such capital requirements. We do not presently have any commitments to provide equity or debt financing to support any future drilling operations or acquisitions and there can be no assurance that such financing will be available if and when needed on acceptable terms or at all. If we are unable to fund our share of drilling and completion costs of future wells, we may experience flat and declining production and revenues and decreased profitability and may be subject to penalties with respect to our interest in acreage.

Our ability to utilize our common stock to finance future capital needs, or for other purposes, is limited by our authorized shares available for issuance.

As of March 2023, we had authority to issue a total of 12 million shares of common stock, of which approximately 10,622,518 shares had been issued and 1,038,577 shares were reserved for issuance pursuant to outstanding stock options and warrants. Absent an increase in authorized shares of common stock, we only have approximately 338,905 shares of common stock available for issuance to raise capital or to support additional stock option grants and for other uses.

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

In 2021 and 2022, we recommended that our shareholders approve an amendment to our certificate of incorporation to increase authorize shares to support potential future capital requirements. While an overwhelming majority of shares voted approved such increase, the vote was insufficient to implement the amendment. There can be no assurance that we will be able to secure the necessary shareholder vote to increase our authorized shares of common stock and, therefore, we may continue to be limited in the shares of common stock we may issue.

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

Shortages or the high cost of drilling rigs, equipment, supplies or personnel, including shortages or unavailability of personnel, supplies and equipment arising from the COVID-19 pandemic, could delay or adversely affect our development and exploration operations. If the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. In particular, high levels of horizontal drilling and hydraulic fracturing operations in the Permian Basin have, from time to time, created increased demand, and higher costs, for associated drilling and completion services, water supply, handling and disposal and access to production handling and transportation infrastructure, each of which have resulted in higher than anticipated prices with respect to our initial Reeves County wells. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

Our oil and gas holdings and operations are concentrated, and we are dependent upon the results of drilling and production operations on a small number of prospects and wells. If those properties and wells perform below expectations, we may experience production, revenues and profitability below expectations.

We have historically been focused on development of a small number of geographically concentrated prospects. Accordingly, we lack diversification with respect to the nature and geographic location of our holdings. As a result, we are exposed to higher dependence on individual resource plays and may experience substantial losses should a single individual prospect prove unsuccessful. At December 31, 2022, we owned interests in 738 net acres and 0.68 net wells in the United States and, through properties owned and/or operated by Hupecol entities, 91,826 net acres and 0.32 net wells in Colombia. While we continually evaluate potential prospects in operations in diverse regions, our production, revenues and profitability for the foreseeable future are expected to be highly dependent upon the results of existing and future wells we may drill in the Permian Basis and the CPO-11 block in Colombia. In order grow our revenues and improve profitability, we must continue to drill productive wells. If existing wells, or future wells we may drill, perform below expectations, we may experience flat or declining production and revenues and may be unable to attain profitability.

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

Armed conflict between government forces and anti-government insurgent groups and illegal paramilitary groups—both funded by the drug trade—has persisted in Colombia for many years with insurgents attacking civilians and violent guerilla activity continues in many parts of the country. While the parties have expressed a continuing commitment to a peace process, until such process is formalized, any operations we may conduct in Colombia, and any assets we may hold in Colombia, may continue to be subject to risk associated with guerilla activity that may disrupt operations and result in losses from operations and of assets. There can also be no assurance that we can maintain the safety of our operations and personnel in Colombia or that this violence will not affect our operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to us.

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

Inflation rates in Colombia have increased in recent years, including by over 10% in 2022. A variety of factors, including a recent increase in the minimum wage, have contributed to this increase. The situation does not meet the definition of highly inflationary, but in the event it does meet that definition, we may experience financial loss associated with the related increase in operating expenses.

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

Our Colombian properties are developed under financial arrangements with various joint interest partners. In 2022, we acquired a portion of a joint interest partner’s interest in the CPO-11 block when the joint interest partner was unable to fund its portion of development costs. As a result of such acquisition, while we did increase our ownership interest in the prospect, we assumed an increased portion of the prospect’s development costs. If other joint interest partners are unable, or unwilling, to satisfy their various obligations relating to prospects, we may be required to pay a proportionately higher share of development costs on those prospects or the prospect may be inadequately capitalized to achieve optimal results.

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

We may from time to time be a party to lawsuits incidental to our business. As of March 29, 2023, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “HUSA.”

Holders

As of March 31 2023, there were approximately 873 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	944,177	$2.41	181,333
Equity compensation plans not approved by security holders	—	—	—

	944,177	$2.41	181,333

(1)	Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2021 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent energy company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties with principal holdings in the U.S. Permian Basin, the South American country of Colombia and additional holdings in the U.S. Gulf Coast region.

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

Recent Developments

Lease Activity

Colombia. In 2019, we acquired a 2% interest in Hupecol Meta, LLC (“Hupecol Meta”) (the “Hupecol Meta Acquisition”). Pursuant to the terms of the Hupecol Meta Acquisition, we paid total consideration of approximately $197,000. During 2020, we invested an additional $63,405 in Hupecol Meta. In 2021, we contributed an additional $99,716 to Hupecol Meta, increasing our ownership interest to 7.85%. In 2022, we acquired additional interests in Hupecol Meta from other investors, for aggregate consideration of $657,638, increasing our ownership interest to approximately 18%.

Hupecol Meta holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. At December 31, 2022, through our ownership interest in Hupecol Meta, we hold an approximately 16% interest in the Venus Exploration Area and an approximately 8% interest in the remainder of the block.

During 2022, we experienced lease expirations in Yoakum County, Texas (41 net acres) and Hockley County, Texas (730 net acres) and relinquished our interest in the Serrania block in Colombia (13,846 net acres).

Drilling Activity and Well Operations

During 2022, Hupecol Meta drilled 3 vertical wells (the Saturno ST1, the Bugalu 1 and Caonabo) in the Venus Exploration Area of the CPO-11 block. In order to handle disposal of produced water from wells, in November 2022, Hupecol Meta secured a water injection permit allowing injection of produced water in an old well. The Saturno ST1 well and the Venus 2A well, a legacy well that was previously shut-in, were brought on production in November 2022. The Bugalu 1 well was temporarily abandoned in early 2023. The Caonabo well was determined to be a dry hole.

Capital Investments

During 2022, our capital investment expenditures for acreage acquisitions, drilling, completion and related operations, as well as investments relating to Hupecol Meta, totaled $1,661,405, principally relating to acquisitions of additional interests in Hupecol Meta ($657,638), direct investments in Hupecol Meta ($988,722) and plugging and abandonment of our Lou Brock well ($15,045).

Financing Activities

In November 2022, we entered into a Sales Agreement with Univest Securities, LLC (“Univest”) pursuant to which we could sell, at our option, up to an aggregate of $3,500,000 in shares of common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2022 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2022 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We agreed to pay Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2022 ATM Offering. Additionally, we reimbursed Univest for $25,000 of expenses incurred in connection with the 2022 ATM Offering. As of December 31 2022, $2 million remained available to raise from the 2022 ATM offering.

During 2022, we sold an aggregate of 394,678 shares in the 2022 ATM Offering and received proceeds, net of commissions, of $1,543,000. After December 31, 2022, through the date of this report, we sold an additional 294,872 shares in the 2022 ATM Offering and received proceeds, net of commissions, of $874,309.

Proceeds from the 2022 ATM Offering were used to support our acquisition of additional interest in Hupecol Meta and to support our future financial commitments relating to anticipated drilling operations on the CPO-11 block.

Colombian Election

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2022. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2022 and 2021:

	At December 31, 2022	At December 31, 2021
Acquisition costs	$143,847	$143,847
Evaluation costs	2,199,279	2,199,279

Total	$2,343,126	$2,343,126

The carrying value of unevaluated oil and gas prospects includes $2,343,126 expended for properties in South America at December 31, 2022 and 2021. We are maintaining our interest in these properties.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2022. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Oil and Gas Revenues. Total oil and gas revenues increased 23% to $1,638,841 in 2022 from $1,330,198 in 2021.

The increase in revenues was attributable to (i) improved commodity pricing, including 46% and 24% increases in crude oil prices and natural gas prices, respectively, realized during 2022 compared to 2021, and (ii) a 23% increases in natural gas production volumes during 2022 compared to 2021; partially offset by a 26% decline in crude oil production.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2022 and 2021 (excluding information pertaining to cost method investments):

	2022	2021
Gross producing wells	4	4
Net producing wells	0.68	0.68
Net oil production (Bbls)	10,688	14,367
Net gas production (Mcf)	73,635	60,069
Oil—Average sales price per barrel	$93.10	$63.60
Gas—Average sales price per mcf	$5.13	$4.13

The change in production volumes reflects domestically, increased production from our Reeves County wells after being put on gas lift in late 2021, partially offset by natural production declines.

The change in average sales prices realized reflects a spike in global energy prices in early- to mid-2022 accompanying uncertainty associated with the Russian invasion of Ukraine.

All oil and gas sales revenues for 2022 and 2021, by region, were as follows:

	Colombia	U.S.	Total
2022
Oil sales	$—	$995,083	$995,083
Gas sales	$—	$377,534	$377,534
2021
Oil sales	$—	$913,809	$913,809
Gas sales	$—	$416,389	$416,389

Lease Operating Expenses. Lease operating expenses, excluding expenses attributable to our cost method investment in Colombia, decreased 12.3% to $531,675 in 2022 from $606,210 in 2021.

Lease operating expense, by region, for 2022 and 2021, were as follows:

	Colombia	U.S.	Total
2022	$—	$631,033	$631,033
2021	$—	$626,210	$626,210

The change in lease operating expenses was principally attributable to a decrease in non-recurring water disposal and operating costs incurred on the Lou Brock well during testing in 2021, which well was ultimately plugged and abandoned.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 16% to $205,458 in 2022 from $245,606 in 2021. The decrease in depreciation and depletion during 2022 was attributable to the decrease in oil production during 2022.

General and Administrative Expenses (Excluding Stock-Based Compensation). General and administrative expense increased by 18% to $1,374,060 in 2022 from $1,168,969 in 2021. The change in general and administrative expense was primarily attributable to a bonus payment to our CEO of $200,000 and increase in the base salary of our CEO from $120,000 to $180,000 annually, effective September 1, 2022.

Stock-Based Compensation. Stock-based compensation decreased to $206,210 in 2022 from $323,611 in 2021. The decrease in stock-based compensation was attributable to vesting during 2021 of prior year option grants.

Other Income (Expense). Other income/expense, net, totaled $33,641 of income during 2022, compared to $12,668 of income during 2021. Other income consisted of interest earned on cash balances. The increase in other income was attributable to higher interest rates earned on cash balances.

Financial Condition

Liquidity and Capital Resources. At December 31, 2022, we had a cash balance of $4,547,210 and working capital of $4,601,168, compared to a cash balance of $4,894,577 and working capital of $5,052,685 at December 31, 2021.

Cash Flows. Operating activities used cash of $228,962 during 2022, compared to $680,691 used during 2021. The change in cash flows from operating activities was attributable to increased revenues and a resulting lower loss incurred during 2022.

Investing activities used cash of $1,661,405 during 2022, compared to $238,180 used during 2021. The increase in cash used in investing activities is primarily attributable to the acquisition of additional interests in Hupecol Meta ($657,638) and direct investments in Hupecol Meta ($988,722).

Financing activities provided cash of $1,543,000 during 2022, compared to $4,570,888 provided during 2021. During 2022, cash provided by financing activities was attributable to funds received from the sale of common stock under our 2022 ATM Offering. During 2021, cash provided by financing activities was attributable to funds received from the sale of common stock ($6,575,889) under our 2021 ATM Offering and 2021 Supplemental ATM Offering, partially offset by the payment of dividends on preferred stock ($37,201) and redemption of all remaining outstanding shares of preferred stock ($1,967,800). As of December 31, 2022, $2 million was still available under the 2022 ATM offering.

Long-Term Liabilities. At December 31, 2022, we had long-term liabilities of $219,148, compared to $279,953 at December 31, 2021. Long-term liabilities, as of December 31, 2022, consisted of a reserve for plugging costs of $72,789 and a lease liability of $146,359.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects, in particular our Colombian acreage held through Hupecol Meta. During 2022, capital expenditures relating to Hupecol Meta increased sharply with our acquisition of additional interests in Hupecol Meta and our investments in Hupecol Meta to fund our share of costs associated with the initial wells drilled on the CPO-11 block. Based on discussions with Hupecol Meta, we anticipate that additional expenditures will be made to acquire seismic data and to support additional drilling operations on the CPO-11 block in 2023 and beyond with an initial focus on drilling a horizontal well in the Venus Exploration Area. There are no present plans to conduct additional drilling operations on our U.S. properties. The actual timing and number of well operations undertaken will be principally controlled by the operators of our acreage based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

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

We believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned seismic expenditures and wells expected to be drilled during 2023 and for the twelve months following the issuance of these financial statements.

In the event that we pursue additional acreage acquisitions or expand our drilling plans, we may be required to secure additional funding beyond our resources on hand. While we may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, we presently have, as of December 31, 2022, less than 600,000 authorized shares of common stock available for issuance to support equity capital raises and we have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy this material weakness, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Our executive officers as of December 31, 2022, and their ages and positions as of that date, are as follows:

Name	Age	Position
John Terwilliger	75	President and Chief Executive Officer

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated November 18, 2022, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	11/18/22	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	SB-2	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted November 26, 2007	8-K	11/29/07	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	SB-2	10/01/01	3.4

3.4	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed July 21, 2020	8-K	07/17/20	3.1

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	SB-2	08/03/01	4.1

10.1	Form of 2019 Warrant	8-K	09/20/19	10.3

10.2	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.3	Houston American Energy Corp. 2021 Equity Incentive Plan*	Sch 14A	04/28/21	Ex B

10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP				X

23.2	Consent of Russell K. Hall & Associates, Inc.				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Russell K. Hall & Associates, Inc.				X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: March 31, 2023

	By:	/s/ John Terwilliger
John Terwilliger
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Terwilliger	Chief Executive Officer, President and Director
John Terwilliger	(Principal Executive Officer and Principal Financial Officer)	March 31, 2023

/s/ James Schoonover
James Schoonover	Director	March 31, 2023

/s/ Stephen Hartzell
Stephen Hartzell	Director	March 31, 2023

/s/ Keith Grimes
Keith Grimes	Director	March 31, 2023

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Houston American Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, depletion and amortization and impairment of oil and gas properties

At December 31, 2022, the net carrying value of the Company’s oil and gas properties was $65.1 million, depreciation, depletion and amortization (“DD&A”) expense was $0.2 million, and impairment expense was $0 million for the year then ended. As described in Note 1, the Company follows the full cost method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal and external reservoir engineers. Under the full cost method, a ceiling test is performed each quarter. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A, impairment, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves. If capitalized costs exceed this limit, the capitalized cost is reduced to fair value.

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Additionally, the expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes from estimated oil and gas reserves. Significant judgment is required by the Company’s internal and external reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates for select properties as of December 31, 2022.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2010

New York, New York
March 31, 2023

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$4,547,210	$4,894,577
Accounts receivable – oil and gas sales	164,575	214,662
Prepaid expenses and other current assets	84,544	85,403

TOTAL CURRENT ASSETS	4,796,329	5,194,642

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,786,267	62,771,222
Costs not being amortized	2,343,126	2,343,126
Office equipment	90,004	90,004

Total	65,219,397	65,204,352
Accumulated depletion, depreciation, amortization, and impairment	(60,602,051)	(60,396,594)

PROPERTY AND EQUIPMENT, NET	4,617,346	4,807,758

Cost method investment	2,102,139	455,779
Right of use asset	212,202	272,507
Other assets	3,167	3,167

TOTAL ASSETS	$11,731,183	$10,733,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$113,741	$69,607
Accrued expenses	16,035	15,176
Short-term lease liability	65,385	57,174
TOTAL CURRENT LIABILITIES	195,161	141,957

LONG-TERM LIABILITIES
Lease liability, net of current portion	146,359	211,744
Reserve for plugging and abandonment costs	72,789	68,209

TOTAL LONG-TERM LIABILITIES	219,148	279,953

TOTAL LIABILITIES	414,309	421,910

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized
Series A Convertible Redeemable Preferred Stock, Par value $0.001; 2,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	—	—
Series B Convertible Redeemable Preferred Stock, Par value $0.001; 1,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, par value $0.001; 12,000,000 shares authorized 10,327,646 and 9,928,338 shares issued and outstanding	10,328	9,928
Additional paid-in capital	85,094,266	83,345,456
Accumulated deficit	(73,787,720)	(73,043,441)

TOTAL SHAREHOLDERS’ EQUITY	11,316,874	10,311,943

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,731,183	$10,733,853

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
REVENUES
Oil and gas revenue	$1,638,841	$1,330,198

Total operating revenue	1,638,841	1,330,198

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	631,033	626,210
General and administrative expense	1,580,270	1,492,580
Depreciation and depletion	205,458	245,606

Total operating expenses	2,416,761	2,364,396

Loss from operations	(777,920)	(1,034,198)

OTHER INCOME
Interest income	33,641	12,964
Interest expense	—	(296)

Total other income, net	33,641	12,668

Loss before taxes	(744,279)	(1,021,530)

Income tax expense (benefit)	—	—

Net loss	(744,279)	(1,021,530)

Dividends to Series A and B Preferred shareholders	—	(37,201)

Net loss attributable to common shareholders	$(744,279)	$(1,058,731)

Basic and diluted net loss per common share outstanding	$(0.07)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	9,961,253	9,671,909

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2020	1,920	$2	6,977,718	$6,977	$78,453,906	$(72,021,911)	$6,438,974

Issuance of common stock for cash, net	—	—	2,921,620	2,922	6,572,967	—	6,575,889
Stock-based compensation	—	—	5,000	5	323,606	—	323,611
Conversion of Series A Preferred Stock to common stock	(60)	—	24,000	24	(24)	—	—
Redemption of Series A and Series B Preferred Stock	(1,860)	(2)	—	—	(1,967,798)	—	(1,967,800)
Series A and Series B Preferred Stock dividends paid	—	—	—	—	(37,201)	—	(37,201)
Net loss	—	—	—	—	—	(1,021,530)	(1,021,530)
Balance at December 31, 2021	—	—	9,928,338	9,928	83,345,456	(73,043,441)	10,311,943

Issuance of common stock for cash, net	—	—	394,678	395	1,542,605	—	1,543,000
Issuance of common stock on cashless exercise of option	—	—	4,630	5	(5)	—	—
Stock-based compensation	—	—	—	—	206,210	—	206,210
Net loss	—	—	—	—	—	(744,279)	(744,279)
December 31, 2022	—	$—	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(744,279)	$(1,021,530)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and depletion	205,458	245,606
Accretion of plugging and abandonment costs	4,580	4,280
Stock-based compensation	206,210	323,611
Amortization of right of use asset	60,305	74,037
Change in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	50,087	(118,899)
Decrease/(Increase) in prepaid expense and other current assets	855	(49,558)
Increase/(Decrease) in accounts payable and accrued expenses	53,203	(89,699)
Decrease in operating lease liability	(65,385)	(48,539)

Net cash used in operating activities	(228,962)	(680,691)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	(15,045)	(42,806)
Payments for the acquisition of cost method investment	(1,646,360)	(195,374)

Net cash used in investing activities	(1,661,405)	(238,180)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock for cash, net of offering costs	1,543,000	6,575,889
Redemption of Series A and Series B Preferred Stock	—	(1,967,800)
Payment of preferred stock dividends	—	(37,201)
Net cash provided by financing activities	1,543,000	4,570,888

(DECREASE)/INCREASE IN CASH	(347,367)	3,652,017
Cash, beginning of year	4,894,577	1,242,560
Cash, end of year	$4,547,210	$4,894,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement obligations, net	$—	$17,082
Cashless exercise of stock options	$5	$—
Conversion of Series A Preferred Stock to common stock	$—	$(24)

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Houston American Energy Corp. (a Delaware Corporation) (“the Company” or “HUSA”) was incorporated in 2001. The Company is engaged, as a non-operating joint owner, in the exploration, development, and production of natural gas, crude oil, and condensate from properties. The Company’s principal properties are in the Texas Permian Basin and international holdings in Colombia, South America, with additional holdings in Gulf Coast areas of the United States.

Consolidation

The accompanying consolidated financial statements include all accounts of HUSA and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc. and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, including a loss of $744,279 for the year ended December 31, 2022. As a result of the steep global economic slowdown that began in March 2020 as the coronavirus pandemic (“COVID-19”) spread, oil and gas demand and prices realized from oil and gas sales declined sharply. While the COVID-19 crisis has subsided and the global economy and oil and gas prices have recovered, future spikes in COVID-19 infection rates could result in declines in global economic activity and oil and gas prices. Any such future declines in prices would adversely affect the Company’s revenues and profitability.

During 2021 and 2022, the Company raised $6.6 million and $1.5 million, net of offering costs, from the sale of common stock. With those funds, the Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2023 will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators.

In the event that the Company pursues additional acreage acquisitions or expands its drilling plans, the Company may be required to secure additional funding beyond our resources on hand. While the Company may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, it presently has limited shares of common stock authorized for issuance to support sales of such shares and does not have any commitments to provide additional funding, and there can be no assurance that the Company can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. As of December 31, 2022, the Company had $2 million remaining available from the 2022 ATM offering. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months when purchased. As of December 31, 2022 and 2021, the Company had no cash equivalents outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and marketable securities (if any). The Company had cash deposits of $4.3 million in excess of the FDIC’s current insured limit of $250,000 at December 31, 2022 for interest bearing accounts. The Company also had cash deposits of $3,665 in Colombian banks at December 31, 2022 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the years ended December 31, 2022 and 2021, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2022	2021
Stock warrants	94,400	98,400
Stock options	944,177	990,177
Totals	1,038,577	1,088,577

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts when necessary. In evaluating the need for an allowance, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, an allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made. As of December 31, 2022 and 2021, the Company evaluated their receivables and determined that no allowance was necessary.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $194,392 and $245,606 for the years ended December 31, 2022 and 2021, respectively, and accumulated amortization, depreciation and impairment was $60,501,999 and $60,306,590 at December 31, 2022 and 2021, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2022 and 2021 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2022 and 2021, the Company recorded no impairments of oil and gas properties.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Office equipment having an original cost basis of $90,004 was fully depreciated as of January 1, 2020. Therefore, accumulated depreciation was $90,004 and $90,004 at December 31, 2022 and 2021, respectively.

Cost Method

Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are further discussed in Note 3, “Oil and Gas Properties.” The Company’s share of the earnings and/or losses of cost method businesses is not included in the Consolidated Statements of Operations. Income from cost method investments is only realized if and when distributions are made from the cost method business to its investors. However, impairment charges related to cost method businesses are recognized in the company’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of the company’s cost method businesses are reflected in the line item “Cost method investment” in the Company’s Consolidated Balance Sheets.

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

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters, including any interest or penalties. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results. There were no liabilities recorded for uncertain tax positions at December 31, 2022 and 2021.

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

The Company’s Permian Basin, Texas properties accounted for all of the Company’s drilling operations and substantially all of its oil and gas investments in 2022 and 2021. In the event of a significant negative change in operations or operating outlook pertaining to the Company’s Permian Basin properties, the Company may be forced to abandon or suspend such operations, which abandonment or suspension could be materially harmful to the Company.

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

For 2022, the Company’s oil production from the its mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2022 and 2021, respectively.

Recent Accounting Developments

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2022 through the date the consolidated financial statements were issued.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Oil sales	$995,083	$913,809
Natural gas sales	377,534	247,992
Natural gas liquids sales	266,224	168,397
Total revenue from customers	$1,638,841	$1,330,198

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2022 or 2021.

NOTE 3—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2022 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,331,565	$49,444,654	$62,776,219
Accumulated depreciation, depletion, amortization and impairment	(11,057,345)	(49,444,654)	(60,501,999)
Net capitalized costs	$2,274,220	$—	$2,274,220

Evaluated oil and gas properties subject to amortization at December 31, 2021 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,326,568	$49,444,654	$62,771,222
Accumulated depreciation, depletion, amortization and impairment	(10,861,936)	(49,444,654)	(60,306,590)
Net capitalized costs	$2,464,632	$—	$2,464,632

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2022 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$143,847	$143,847
Geological, geophysical, screening and evaluation costs	—	2,199,279	2,199,279
Total	$—	$2,343,126	$2,343,126

Unevaluated oil and gas properties not subject to amortization at December 31, 2021 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$143,847	$143,847
Geological, geophysical, screening and evaluation costs	—	2,199,279	2,199,279
Total	$—	$2,343,126	$2,343,126

During 2022, the Company invested $1,661,405 for the acquisition and development of oil and gas properties, consisting of (1) drilling and development operations in the U.S. Permian Basin ($15,045) which have been classified as oil and gas properties subject to amortization, and (2) acquisition of additional interest in Hupecol Meta LLC (“Hupecol Meta”) ($657,638) and direct investments in Hupecol Meta relating to drilling operations in Colombia ($988,722). Of the amount invested, we capitalized $15,045 to oil and gas properties subject to amortization and capitalized $1,646,360 as additional investment in Hupecol Meta, reflected in the cost method investment on the Company’s balance sheet. During 2021, the Company capitalized $42,806 to oil and gas properties subject to amortization. See Note 4—Cost Method Investment for additional information on the Company’s investment in Hupecol Meta.

NOTE 4—Cost Method Investment

The Company’s carrying value of its holdings in cost method investment was $2.1 million and $0.5 million as of December 31, 2022 and 2021, respectively, as reflected in the line item “Cost method investment” in the company’s Consolidated Balance Sheets.

During the year ended December 31, 2022, the Company paid $657,638 to increase its ownership interest in Hupecol Meta, to approximately 18%. During 2022, the Company also made direct investments in Hupecol Meta of $988,722 for required capital contributions.

During the year ended December 31, 2021, the Company contributed $99,716 to Hupecol Meta, increasing its ownership interest to 7.85%. During 2021, the Company also made direct investments in Hupecol Meta of $195,374 for required capital contributions.

Impairments

The Company performs annual business reviews of its cost method investments to determine whether the carrying value in that investment is impaired. The Company determined its carrying value in its cost method business was not impaired during the years ended December 31, 2022 and 2021.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

The following table describes changes in our asset retirement liability (“ARO”) during each of the years ended December 31, 2022 and 2021.

	2022	2021

ARO liability at January 1	$68,209	$63,929
Additions from new drilling	—	—
Dispositions from sales of oil and gas properties	—	—
Changes in estimates	—	—
Accretion expense	4,580	4,280

ARO liability at December 31	$72,879	$68,209

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

In September 2022, options to purchase an aggregate of 60,000 shares of common stock were granted to the Company’s directors. The options have a ten-year life and are exercisable at $3.91 per share. The options vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $216,326 based on the Black-Scholes Option Pricing model with the following parameters: (1) risk-free interest rate of 0% based on the applicable US Treasury bill rate; (2) expected life in years of 10; (3) expected stock volatility of 121% based on the trading history of the Company; and (4) expected dividend yield of 0%. The Company determined the options qualified as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Option activity during 2022 and 2021 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	730,973	$5.07
Granted(1)	264,000	$1.70
Forfeited	(4,800)	$167.81

Outstanding at December 31, 2021	990,177	3.38
Granted	60,000	3.91
Exercised	(48,000)	3.84
Forfeited	(58,000)	20.43

Outstanding at December 31, 2022	944,177	$2.08	7.85	$1,025,655
Exercisable at December 31, 2022	896,177	$1.92	7.68	$1,025,655

(1)	54,000 options granted in November 2020 under the Company’s 2021 Plan pending shareholder approval were excluded from grants during 2020 and included in grants during 2021 when the 2021 Plan was approved by shareholders.

During 2022 and 2021, the Company recognized $206,210 and $323,611, respectively, of stock-based compensation expense attributable to a stock grant and outstanding stock option grants, including current period grants and unamortized expense associated with prior period grants.

As of December 31, 2022, non-vested options totaled 48,000 and total unrecognized stock-based compensation expense related to non-vested stock options was $163,735. The related unrecognized expense is expected to be recognized over a weighted average period of 2.08 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2022 is 7.85 years and 7.68 years, respectively.

As of December 31, 2022, there were 181,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

During the year ended December 31, 2022, stock options covering 48,000 shares of common stock were issued pursuant to a cashless exercise resulting in the issuance of 4,630 shares of common stock.

Stock-Based Compensation Expense

During 2021, a non-executive employee was granted 5,000 shares of the Company’s common stock as compensation for services with a grant date fair value of $10,825 based on the market price of the Company’s common stock on the grant date.

The following table reflects stock-based compensation recorded by the Company for 2022 and 2021:

	2021	2021

Stock-based compensation expense from stock options and common stock included in general and administrative expense	$206,210	$323,611
Earnings per share effect of stock-based compensation expense	$(0.02)	$(0.03)

NOTE 7—CAPITAL STOCK

Common Stock - At-the-Market Offerings

In January 2021, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Univest Securities, LLC (“Univest”) pursuant to which the Company could sell (the “2021 ATM Offering”), at its option, up to an aggregate of $4.768 million in shares of its common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2021 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2021 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2021 ATM Offering. The Company reimbursed Univest for $18,000 of expenses incurred in connection with the 2021 ATM Offering.

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

In November 2022, the Company entered into another Sales Agreement with Univest pursuant to which the Company could sell (the “2022 ATM Offering”), at its option, up to an aggregate of $3.5 million in shares of its common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2022 Supplemental ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2022 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2022 ATM Offering. The Company reimbursed Univest for $25,000 of expenses incurred in connection with the 2022 ATM Offering.

In December 2022, the Company sold an aggregate of 394,678 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $1.5 million.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors shall determine the designations, rights, preferences, privileges and voting rights of the preferred stock as well as any restrictions and qualifications thereon. As of December 31, 2022, the Company had no shares of preferred stock issued and outstanding.

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

During 2022 and 2021, respectively, the Company paid $0 and $21,501 of dividends on its Series A Preferred Stock.

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

During 2022 and 2021, respectively, the Company paid $0 and $16,700 of dividends on its Series B Preferred Stock.

In February 2021, the Company redeemed all outstanding shares of Series B Preferred Stock for cash paid of $0.9 million plus accrued dividends of $16,700.

Warrants

Consultant Warrants. In September 2017, the Company issued warrants (the “Consultant Warrants”) to a consultant. The Consultant Warrants were exercisable to purchase 4,000 shares of common stock at $6.875 per share and expired on December 31, 2021. The relative value of the warrants were valued on the date of grant at $16,132 using the Black-Scholes option-pricing model with the following parameters: (1) risk-free interest rate of 1.63% based on the applicable US Treasury bill rate; (2) expected life in years of 4.32; (3) expected stock volatility of 99.75% based on the trading history of the Company; and (4) expected dividend yield of 0%. The Company recognized $0 of stock-based compensation expense related to the vesting of the Consultant Warrants during each of the years ended December 31, 2022 and 2021.

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

A summary of warrant activity and related information for 2022 and 2021 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2020	98,400	$2.63
Issued	—	—
Exercised	—	—
Expired	4,000	$6.88
Outstanding at December 31, 2021	94,400	$2.50
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2022	94,400	$2.50	$—
Exercisable at December 31, 2022	94,400	$2.50	$—

NOTE 8—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2022 and 2021.

	2022	2021

Income (loss) before income taxes	$(744,279)	$(1,021,530)

Income tax expense (benefit) computed at statutory rates	$(156,299)	$(214,521)
Permanent differences, nondeductible expenses	10,439	10,484
Increase (decrease) in valuation allowance	(189,914)	(75,989)
State and Local Taxes	3,003	—
Other adjustment	369,680	227,752
Deferred True-Up	(33,082)	48,276
ASC 842 lease standard adoption	—	3,998
Tax provision	$3,827	$—

Total provision
Foreign	$—	$—
Total provision (benefit)	$3,827	$—

At December 31, 2022 the Company has a federal tax loss carry forward of $11,889,216 and a foreign tax credit carry forward of $27,745, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2022 and 2021 are set out below.

	2022	2021
Non-Current Deferred tax assets:
Net operating loss carry forward	$11,912,710	$11,814,489
Foreign tax credit carry forward	27,745	394,745
Deferred state tax	—	—
Stock compensation	425,860	433,104
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(3,458)	(38,124)
Other	(174,401)	(225,368)
ASC 842 lease standard – building lease	(4)	(481)
Pass-through investment	—	—
Total Non-Current Deferred tax assets	12,188,452	12,378,366
Valuation Allowance	(12,188,452)	(12,378,366)
Net deferred tax asset	$—	$—

Schedule of Net Operating Loss Carryforwards

The Company is currently subject to a three-year statute of limitation for federal tax purposes and, in general, three to four-year statute of limitation for state tax purposes. State NOL expiration will occur beginning in 2033 and Federal NOL expiration will begin in 2032.

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

To the best of the Company’s knowledge, Hupecol Meta has made all requisite filings relative to its operations, including those in Colombia, and that there are no known or expected tax issues, payments due, or judgments related to Hupecol Meta that would adversely impact the Company’s cost method investment therein.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the year ended December 31, 2022, the operating cash outflows related to operating lease liabilities were $86,373 and the expense for the amortization of the right of use asset for operating leases was $59,445. As of December 31, 2022, the Company’s operating lease had a weighted-average remaining term of 2.8 years and a weighted average discount rate of 12%. Below is a summary of the Company’s right of use assets and liabilities as of December 31, 2022:

Right of use asset	$212,202

Year	Amount
2023	$87,288
2024	88,801
2025	75,051
Total future lease payments	251,140
Less: imputed interest	39,396
Present value of future operating lease payments	211,744
Less: current portion of operating lease liabilities	(65,385)
Long-term operating lease liability	$146,359

During the years ended December 31, 2022 and 2021, the Company recognized operating lease expense of $86,644 and $80,998, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company does not have any capital leases or other operating lease commitments.

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

During 2022, no pools were established under the Plan.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out.

ORRI Grants. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of our Chairman and Chief Executive Officer and a former director.

Payments made by the Company under the Plan and ORRI’s totaled $17,725 and $15,081 in 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had accrued $0 and $0, respectively, under the Plan as accounts payable.

NOTE 10—SUBSEQUENT EVENTS

Subsequent to December 31, 2022, and through the date of this report, the Company issued a total of 294,872 shares of common stock under the 2022 ATM Offering for proceeds, net of commissions and offering expenses, of $874,309.

NOTE 11—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2022 and 2021 and long-lived assets as of December 31, 2022 and 2021 attributable to each geographical area are presented below:

	2022		2021
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$1,638,841	$2,274,220	$1,330,198	$2,464,632
South America	—	2,343,126	—	2,343,126
Total	$1,638,841	$4,617,346	$1,330,198	$4,807,758

NOTE 12—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2022	2021
Revenues
North America	$1,638,841	$1,330,198
South America	—	—

	$1,638,841	$1,330,198

Production Cost
North America	$631,033	$626,210
South America	—	—

	$631,033	$626,210

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2022, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$—	$2,343,126	$2,343,126
Proved properties being amortized	13,331,565	49,444,654	62,776,219
Accumulated depreciation, depletion, amortization and impairment	(11,057,345)	(49,444,654)	(60,501,999)

Net capitalized costs	$2,274,220	$2,343,126	$4,617,346

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $8.95 for the United States for the year ended December 31, 2022.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2022 and 2021 are summarized below:

	2022
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	—	—
Exploration costs	—	—
Development costs	15,045	—

Total costs incurred	$15,045	$—

	2021
	United States	South America
Property acquisition costs:
Proved	$19,835	$—
Unproved	—	—
Exploration costs	—	—
Development costs	22,971	—

Total costs incurred	$42,806	$—

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2020	764,274	96,513	—	—	764,274	96,513

Revisions of prior estimates	202,713	12,405	—	—	202,713	12,405
Production	(60,069)	(14,367)	—	—	(60,069)	(14,367)

Balance December 31, 2021	906,918	94,551	—	—	906,918	94,551

Revisions to prior estimates	197,137	(346)	—	—	197,137	(346)
Production	(73,635)	(10,688)	—	—	(73,635)	(10,688)

Balance December 31, 2022	1,030,420	83,517	—	—	1,030,420	83,517

Proved developed reserves
at December 31, 2021	906,918	94,551	—	—	906,918	94,551
at December 31, 2022	1,030,420	83,517	—	—	1,030,420	83,517

Proved undeveloped reserves
at December 31, 2021	—	—	—	—	—	—
at December 31, 2022	—	—	—	—	—	—

As of December 31, 2022 and 2021, the Company had no proved undeveloped (“PUD”) reserves.

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

Standardized measure of discounted future net cash flows at December 31, 2022:

	United States	South America	Total
Future cash flows from sales of oil and gas	$16,451,375	$—	$16,451,375
Future production cost	(5,918,092)	—	(5,918,092)
Future development cost	—	—	—
Future net cash flows	10,533,283	—	10,533,283
10% annual discount for timing of cash flow	(5,370,124)	—	(5,370,124)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$5,163,159	$—	$5,163,159

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(1,007,808)	$—	$(1,007,808)
Change due to revisions in standardized variables:
Accretion of discount	338,098	—	338,098
Net change in sales and transfer price, net of production costs	1,876,949	—	1,876,949
Net change in future development cost	—	—	—
Discoveries	—	—	—
Revision and others	691,609	—	691,609
Changes in production rates and other	(116,667)	—	(116,667)

Net	1,782,181	—	1,782,181
Beginning of year	3,380,978	—	3,380,978
End of year	$5,163,159	$—	$5,163,159

Standardized measure of discounted future net cash flows at December 31, 2021:

	United States	South America	Total
Future cash flows from sales of oil and gas	$11,281,236	$—	$11,281,236
Future production cost	(4,726,717)	—	(4,726,717)
Future development cost	—	—	—
Future net cash flows	6,554,519	—	6,554,519
10% annual discount for timing of cash flow	(3,173,541)	—	(3,173,541)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$3,380,978	$—	$3,380,978

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(678,014)	$—	$(678,014)
Change due to revisions in standardized variables:
Accretion of discount	117,413	—	117,413
Net change in sales and transfer price, net of production costs	2,650,901	—	2,650,901
Net change in future development cost	—	—	—
Discoveries	—	—	—
Revision and others	786,094	—	786,094
Changes in production rates and other	(669,548)	—	(669,548)

Net	2,206,846	—	2,206,846
Beginning of year	1,174,132	—	1,174,132
End of year	$3,380,978	$—	$3,380,978

