Form 10-Q
period 2023-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2023-05-15
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, we had 10,906,353 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$5,245,734	$4,547,210
Accounts receivable – oil and gas sales	104,288	164,575
Prepaid expenses and other current assets	345,156	84,544
TOTAL CURRENT ASSETS	5,695,178	4,796,329

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,773,012	62,786,267
Costs not being amortized	2,343,126	2,343,126
Office equipment	90,004	90,004
Total	65,206,142	65,219,397
Accumulated depletion, depreciation, amortization, and impairment	(60,649,006)	(60,602,051)
PROPERTY AND EQUIPMENT, NET	4,557,136	4,617,346

Equity investment – Hupecol Meta LLC	2,357,396	2,102,139
Right of use asset	195,800	212,202
Other assets	3,167	3,167
TOTAL ASSETS	$12,808,677	$11,731,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$52,263	$113,741
Accrued expenses	93,802	16,035
Current portion of lease liability	67,648	65,385
TOTAL CURRENT LIABILITIES	213,713	195,161

LONG-TERM LIABILITIES
Lease liability, net of current portion	128,435	146,359
Reserve for plugging and abandonment costs	59,535	72,789
TOTAL LONG-TERM LIABILITIES	187,970	219,148

TOTAL LIABILITIES	401,683	414,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 12,000,000 shares authorized 10,662,518 and 10,327,646 shares issued and outstanding, respectively	10,623	10,328
Additional paid-in capital	86,079,916	85,094,266
Accumulated deficit	(73,683,545)	(73,787,720)
TOTAL SHAREHOLDERS’ EQUITY	12,406,994	11,316,874
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,808,677	$11,731,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022

OIL AND GAS REVENUE	$230,024	$423,820

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	113,686	161,272
General and administrative expense	329,819	370,100
Depreciation and depletion	46,955	58,239
Total operating expenses	490,460	589,611

Loss from operations	(260,436)	(165,791)

OTHER INCOME, NET
Interest income	30,500	231
Other income	334,111	—
Total other income	364,611	231

Net income (loss) before taxes	104,175	(165,560)

Income tax expense	—	—

Net income (loss)	$104,175	$(165,560)

Basic income (loss) per common share	$0.01	$(0.02)
Diluted income (loss) per common share	$0.01	$(0.02)

Basic weighted average number of common shares outstanding	10,415,358	9,928,338
Diluted weighted average number of common shares outstanding	10,775,680	9,928,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874

Stock-based compensation	—	—	84,445	—	84,445
Issuance of common stock for cash, net	294,872	295	901,205	—	901,500
Net income	—	—	—	104,175	104,175

Balance at March 31, 2023	10,662,518	$10,623	$86,079,916	$(73,683,545)	$12,406,994

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	9,928,338	$9,928	$83,345,456	$(73,043,441)	$10,311,943

Stock-based compensation	—	—	85,485	—	85,485
Net loss	—	—	—	(165,560)	(165,560)

Balance at March 31, 2022	9,928,338	$9,928	$83,430,941	$(73,209,001)	10,231,868

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$104,175	$(165,560)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and depletion	46,955	58,239
Accretion of asset retirement obligation	2,336	3,697
Stock-based compensation	84,445	85,485
Earnings distributions from equity investment	(334,111)	—
Amortization of right of use asset	16,402	14,229
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	60,287	(64,536)
Decrease (increase) in prepaid expenses and other current assets	56,141	(79,620)
(Decrease) increase in accounts payable and accrued expenses	(1,726)	81,079
Decrease in operating lease liability	(15,661)	(29,820)

Net cash provided by (used in) operating activities	19,243	(96,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	—	(14,161)
Payments for capital contribution for equity investment	(222,219)	(16,732)

Net cash used in investing activities	(222,219)	(30,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	901,500	—

Net cash provided by financing activities	901,500	—

Increase (decrease) in cash	698,524	(127,700)
Cash, beginning of period	4,547,210	4,897,577
Cash, end of period	$5,245,734	$4,766,877

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in estimate of asset retirement obligations, net	$1,969	$—
Changes in accrued equity investment contributions and distributions	$33,038	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2022.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries (HAEC Louisiana E&P, Inc., HAEC Oklahoma E&P, Inc., and HAEC Caddo Lake E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, with an accumulated deficit of $73.7 million as of March 31, 2023.

The Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2023 and beyond will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators.

In the event that the Company pursues additional acreage acquisitions or expands its drilling plans, the Company may be required to secure additional funding beyond our resources on hand. While the Company may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, it presently does not have any commitments to provide additional funding, has limited shares of common stock available to support capital raising efforts and there can be no assurance that the Company can secure the necessary capital to fund its share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to fund its share of drilling and completion costs, it would forego participation in one or more of such wells. In such event, the Company may be subject to penalties or to the possible loss of some of its rights and interests in prospects with respect to which it fails to satisfy funding obligations and it may be required to curtail operations and forego opportunities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $4,948,389 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2023. The Company also had cash deposits of $8,024 in Colombian banks at March 31, 2023 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which was codified in Accounting Standards Codification (“ASC”) 326, Financial Instruments — Credit Losses (“ASC 326”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Because the Company is a smaller reporting company based on the most recent determination as of November 15, 2019, ASC 326 became effective for the Company for fiscal years beginning after December 15, 2022. As such, the Company adopted ASC 326 effective January 1, 2023, utilizing the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable and contract asset. In relation to available-for-sale (“AFS”) debt securities, the guidance eliminates the concept of “other-than-temporary” impairment, and instead focuses on determining whether any impairment is a result of a credit loss or other factors. The adoption of ASC 326 did not impact the Company’s financial position, results of operations, cash flows or net income (loss) per common share.

Subsequent Events

The Company has evaluated all transactions from March 31, 2023 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Oil sales	$162,282	$279,478
Natural gas sales	24,911	71,382
Natural gas liquids sales	42,831	72,960
Total revenue from customers	$230,024	$423,820

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2023 or 2022.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2023, the Company incurred costs attributable to final expenses related to the plugging and abandonment of the Lou Brock well.

During the three months ended March 31, 2023 and 2022, the Company recorded depletion expense of $46,955 and $58,239, respectively.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the three months ended March 31, 2023 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2023 attributable to each geographical area are presented below:

	Three Months Ended March 31, 2023	As of March 31, 2023
	Revenues	Long Lived Assets, Net
United States	$230,024	$2,214,010
Colombia	—	2,343,126
Total	$230,024	$4,557,136

Revenues and long-lived assets attributable to the Company’s investments in Hupecol Meta LLC (“Hupecol Meta”), and its underlying assets and operations in Colombia, are excluded from the above table.

NOTE 4 – EQUITY INVESTMENT

The Company’s carrying value of its holdings in Hupecol Meta is reflected in the line item “equity investment – Hupecol Meta LLC” on the Company’s Consolidated Balance Sheet.

During the three months ended March 31, 2023, the Company made capital contributions totaling $222,219, to Hupecol Meta to cover its share of required capital contributions. During the three months ended March 31, 2023, the Company received distributions, totaling $334,111, from Hupecol Meta representing the Company’s share of distributable net profits of Hupecol Meta.

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

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2023 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2023	944,177	$2.08
Granted	—	—
Exercised	—	—
Forfeited	—
Outstanding at March 31, 2023	944,177	$2.48	$522,640
Exercisable at March 31, 2023	896,177	$2.40	$522,640

During the three months ended March 31, 2023, the Company recognized $84,445 of stock-based compensation expense attributable to the amortization of stock options. As of March 31, 2023, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $77,870. The unrecognized expense is expected to be recognized over a weighted average period of 0.22 years and the weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2023 is 6.40 years and 6.23 years, respectively.

As of March 31, 2023, there were 181,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Stock-based compensation expense included in general and administrative expense	$84,445	$85,485
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.01)	$(0.01)

NOTE 6 – CAPITAL STOCK

Common Stock – At-the Market Offering

In November 2022, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with Univest Securities, LLC (“Univest”) pursuant to which the Company could sell (the “2022 ATM Offering”), at its option, up to an aggregate of $3.5 million in shares of its common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2022 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2022 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2022 ATM Offering. During 2022, the Company reimbursed Univest for $25,000 of expenses incurred in connection with the 2022 ATM Offering.

During the three months ended March 31, 2023, the Company sold an aggregate of 294,872 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $901,500.

Warrants

A summary of warrant activity and related information for 2023 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2023	94,400	$2.46
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2023	94,400	$2.46	$6,032
Exercisable at March 31, 2023	94,400	$2.46	$6,240

NOTE 7 – EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net (loss) income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income (loss) per common share-diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended March 31,
Numerator:	2023	2022
Net income (loss)	$104,175	$(165,560)

Effect of common stock equivalents	—	—
Net income (loss) adjusted for common stock equivalents	$104,175	$(165,560)

Denominator:
Weighted average common shares – basic	10,415,358	9,928,338

Dilutive effect of common stock equivalents:
Options and warrants	360,322	—

Denominator:
Weighted average common shares – diluted	10,775,680	9,928,338

Earnings per common share – basic	$0.01	$(0.02)

Earnings per common share – diluted	$0.01	$(0.02)

For the three months ended March 31, 2023 and 2022, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per common share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock warrants	—	94,400
Stock options	221,363	990,177
Total	221,363	1,084,577

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three months ended March 31, 2023, the operating cash outflows related to operating lease liabilities of $15,661 and the expense for the right of use asset for operating leases was $16,402. As of March 31, 2023, the Company’s operating lease had a weighted-average remaining term of 2.6 years and a weighted average discount rate of 12%. As of March 31, 2023, the lease agreement requires future payments as follows:

Year	Amount
2023	$65,529
2024	88,801
2025	75,051
Total future lease payments	229,381
Less: imputed interest	(33,298)
Present value of future operating lease payments	196,083
Less: current portion of operating lease liabilities	67,648
Operating lease liabilities, net of current portion	$128,435
Right of use assets	$195,800

Total base rental expense was $22,161 and $22,161 for the three months ended March 31, 2023 and 2022, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2023, and through the date of this report, the Company issued a total of 283,835 shares of common stock under the 2023 ATM Offering for proceeds, net of commissions and offering expenses, of $739,874.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2023, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2022.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2022. As of, and for the three months ended, March 31, 2023, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at March 31, 2023:

March 31, 2023
Acquisition costs	$143,847
Development and evaluation costs	2,199,279
Total	$2,343,126

The carrying value of unevaluated oil and gas prospects above was primarily attributable to properties in the South American country of Colombia. We are maintaining our interest in these properties.

Recent Developments

Drilling Activity

During the three months ended March 31, 2023, no drilling activities were conducted on our properties or on properties of Hupecol Meta.

During the quarter ended March 31, 2023, our capital investment expenditures totaled $222,219, principally attributable to investments in our equity investment in Hupecol Meta LLC (“Hupecol Meta”).

In May 2023, site preparation, rig mobilization and rig-up activities commenced to support drilling by Hupecol Meta of the Venus 1-H well, the first horizontal well in the Venus Exploration Area. Drilling operations on the Venus 1-H well are expected to commence by the end of May 2023.

Distributions from Equity Investment

During the three months ended March 31, 2023, we received distributions, totaling $334,111, from Hupecol Meta, representing our share of distributable net income and reflected as “Other Income” on our Statement of Operations.

Financing – At-the Market Offering

In November 2022, we entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with Univest Securities, LLC (“Univest”) pursuant to which we could sell (the “2022 ATM Offering”), at our option, up to an aggregate of $3.5 million in shares of common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2022 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2022 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. We pay Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2022 ATM Offering. During 2022, we reimbursed Univest for $25,000 of expenses incurred in connection with the 2022 ATM Offering.

During the three months ended March 31, 2023, we sold an aggregate of 294,872 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $901,500.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 46% to $230,024 in the three months ended March 31, 2023, compared to $423,820 in the three months ended March 31, 2022. The decrease in revenue was due to decreases in average sales price of oil (down 21%), average sales price of natural gas (down 66%) and oil production (down 26%), partially offset by an increase in natural gas production (up 2%).

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2023 and 2022:

	Three Months Ended March 31,(1)
	2023	2022
Gross producing wells	4	4
Net producing wells	0.68	0.68
Net oil production (Bbl)	2,242	3,040
Net gas production (Mcf)	17,594	17,292
Average sales price – oil (per barrel)	$72.37	$91.67
Average sales price – natural gas (per Mcf)	$1.42	$4.13

(1)	All well, production and price information excludes wells operated by Hupecol Meta.

The change in production volumes was primarily attributable to the natural decline in production.

The change in average oil and natural gas sales price realized reflects declining global energy prices.

Oil and gas sales revenues are entirely attributable to our U.S. properties.

Lease Operating Expenses. Lease operating expenses decreased 30% to $113,686 during the three months ended March 31, 2023, from $161,272 during the three months ended March 31, 2022.

Lease operating expenses are entirely attributable to our U.S. properties and exclude lease operating expenses of Hupecol Meta.

Depreciation and Depletion Expense. Depreciation and depletion expense was $46,955 and $58,239 for the three months ended March 31, 2023 and 2022, respectively. The change in depreciation and depletion was principally due to the decline in oil production during the three months ended March 31, 2023.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense decreased by 14% to $245,374 during the three months ended March 31, 2023 from $284,615 during the three months ended March 31, 2022. The change in general and administrative expense was primarily attributable to a reduction in professional fees.

Stock-Based Compensation. Stock-based compensation decreased nominally to $84,445 during the three months ended March 31, 2023 from $85,485 during the three months ended March 31, 2022.

Other Income (Expense). Other income/expense, net, totaled $364,611 of income during the three months ended March 31, 2023, compared to $231 of income during the three months ended March 31, 2022. Other income consisted of equity investment distributions, totaling $334,111, from Hupecol Meta, representing our share of distributable net income for the three months ended March 31, 2023, and interest income on cash balances during the three months ended March 31, 2023 and 2022.

Financial Condition

Liquidity and Capital Resources. At March 31, 2023, we had a cash balance of $5,245,734 and working capital of $5,481,465, compared to a cash balance of $4,547,210 and working capital of $4,601,168 at December 31, 2022.

Cash Flows. Operating activities provided cash of $19,243 during the three months ended March 31, 2023, compared to $96,807 used during the three months ended March 31, 2022. The change in operating cash flow was attributable to the earnings distributions from Hupecol Meta, partially offset by the decline in oil prices and additional payments in the period for prepaid expenses from 2022.

Investing activities used cash of $222,219 during the three months ended March 31, 2023, compared to $30,893 used during the three months ended March 31, 2022. The change in investing activities was attributable to increased activity with Hupecol Meta.

Financing activities provided $901,500 during the three months ended March 31, 2023, compared to $0 provided during the three months ended March 31, 2022. Cash provided by financing activities during the three months ended March 31, 2023 was attributable to funds received from the 2022 ATM offering.

Long-Term Liabilities. At March 31, 2023, we had long-term liabilities of $187,970, compared to $219,148 at December 31, 2022. Long-term liabilities at March 31, 2023 and December 31, 2022, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to capital contribution obligations associated with our equity investment in Hupecol Meta, costs associated with the operation of our Permian Basin acreage and ongoing efforts to acquire, drill and complete prospects. Site preparation, rig mobilization and rig-up activities commenced on the Venus 1-H well and drilling operations are expected to commence in May 2023. The Venus 1-H well is the first horizontal well expected to be drilled by Hupecol Meta in the Venus Exploration Area of the CPO-11 block in Colombia. Our allocable share of estimated costs associated with the Venus 1-H well is $576,000. The actual cost of such anticipated well, and the timing and number of well operations undertaken during 2023, in Colombia and the Permian Basin, will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the three months ended March 31, 2023, we invested $222,219 for the acquisition and development of oil and gas properties, consisting of capital contributions to Hupecol Meta ($222,219). The $222,219 invested in Hupecol Metal was capitalized to our equity investment in Hupecol Meta.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

We believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during 2023.

In the event that we pursue additional acreage acquisitions or expand our drilling plans, we may be required to secure additional funding beyond our resources on hand. While we may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, we presently have limited authorized shares of common stock available for issuance to support equity capital raises and we have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2023 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date: May 15, 2023
By:
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

