Form 10-Q
period 2023-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2023-08-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, we had 10,906,353 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,532,834	$4,547,210
Accounts receivable – oil and gas sales	278,546	164,575
Prepaid expenses and other current assets	181,506	84,544
TOTAL CURRENT ASSETS	5,992,886	4,796,329

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,774,064	62,786,267
Costs not being amortized	2,343,126	2,343,126
Office equipment	90,004	90,004
Total	65,207,194	65,219,397
Accumulated depletion, depreciation, amortization, and impairment	(60,693,947)	(60,602,051)
PROPERTY AND EQUIPMENT, NET	4,513,247	4,617,346

Equity investment – Hupecol Meta LLC	2,584,086	2,102,139
Right of use asset	179,366	212,202
Other assets	3,167	3,167
TOTAL ASSETS	$13,272,752	$11,731,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$79,678	$113,741
Accrued expenses	17,354	16,035
Current portion of lease liability	70,183	65,385
TOTAL CURRENT LIABILITIES	167,215	195,161

LONG-TERM LIABILITIES
Lease liability, net of current portion	109,967	146,359
Reserve for plugging and abandonment costs	60,587	72,789
TOTAL LONG-TERM LIABILITIES	170,554	219,148

TOTAL LIABILITIES	337,769	414,309

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 12,000,000 shares authorized 10,906,353 and 10,327,646 shares issued and outstanding, respectively	10,907	10,328
Additional paid-in capital	86,908,002	85,094,266
Accumulated deficit	(73,983,926)	(73,787,720)
TOTAL SHAREHOLDERS’ EQUITY	12,934,983	11,316,874
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,272,752	$11,731,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

OIL AND GAS REVENUE	$434,414	$886,809	$204,390	$462,989

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	215,400	311,757	101,714	150,485
General and administrative expense	1,046,434	628,996	716,615	258,896
Depreciation and depletion	91,896	109,740	44,941	51,501
Total operating expenses	1,353,730	1,050,493	863,270	460,882

Income (loss) from operations	(919,316)	(163,684)	(658,880)	2,107

OTHER INCOME
Interest income	74,635	2,489	44,135	2,258
Other income	648,475	—	314,364	—
Total other income	723,110	2,489	358,499	2,258

Net income (loss) before taxes	(196,206)	(161,195)	(300,381)	4,365

Income tax expense	—	—	—	—

Net income (loss)	$(196,206)	$(161,195)	$(300,381)	$4,365

Basic income (loss) per common share	$(0.02)	$(0.02)	$(0.03)	$0.00

Basic weighted average number of common shares outstanding	10,659,076	9,923,338	10,896,996	9,923,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2022	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874

Stock-based compensation	—	—	84,445	—	84,445
Issuance of common stock	294,872	295	901,205	—	901,500
Net income	—	—	—	104,175	104,175

Balance – March 31, 2023	10,622,518	10,623	86,079,916	(73,683,545)	12,406,994

Stock-based compensation	—	—	77,870	—	77,870
Issuance of common stock	283,835	284	750,216	—	750,500
Net loss	—	—	—	(300,381)	(300,381)

Balance – June 30, 2023	10,906,353	$10,907	$86,908,002	$(73,983,926)	$12,934,983

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2021	9,928,338	$9,928	$83,345,456	$(73,043,441)	$10,311,943

Stock-based compensation	—	—	85,485	—	85,485
Net loss	—	—	—	(165,560)	(165,560)

Balance – March 31, 2022	9,928,338	9,928	83,430,941	(73,209,001)	10,231,868

Stock-based compensation	—	—	25,520	—	25,520
Net income	—	—	—	4,365	4,365

Balance – June 30, 2022	9,928,338	$9,928	$83,456,461	$(73,204,636)	$10,261,753

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(196,206)	$(161,195)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	91,896	109,740
Accretion of asset retirement obligation	2,678	3,697
Stock-based compensation	162,315	111,005
Amortization of right of use asset	32,836	30,169
Earnings distribution from Hupecol Meta LLC	(648,475)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(113,971)	(52,164)
Increase in prepaid expenses and other current assets	534,155	(14,467)
Decrease in accounts payable and accrued expenses	(51,101)	(24,552)
Decrease in operating lease liability	(31,594)	(31,594)

Net cash used in operating activities	(217,467)	(29,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	—	(14,162)
Payments for capital contribution for equity investment	(448,909)	(248,282)

Net cash used in investing activities	(448,909)	(262,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	1,652,000	—

Net cash provided by financing activities	1,652,000	—

Increase (decrease) in cash	985,624	(291,805)
Cash, beginning of period	4,547,210	4,894,577
Cash, end of period	$5,532,834	$4,602,772

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in estimate of asset retirement obligations, net	$1,259	$—
Changes in accrued equity investment contributions and distributions	$33,038	$—

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. With limited exceptions, the Company has incurred continuing losses since 2011, with an accumulated deficit of $74 million as of June 30, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $5.1 million in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2023. The Company also had cash deposits of $5,500 in Colombian banks at June 30, 2023 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted in common shares that then shared in the earnings of the Company. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which was codified in Accounting Standards Codification (“ASC”) 326, Financial Instruments — Credit Losses (“ASC 326”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Because the Company is a smaller reporting company based on the most recent determination as of November 15, 2019, ASC 326 became effective for the Company for fiscal years beginning after December 15, 2022. As such, the Company adopted ASC 326 effective January 1, 2023, utilizing the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable and contract asset. In relation to available-for-sale (“AFS”) debt securities, the guidance eliminates the concept of “other-than-temporary” impairment, and instead focuses on determining whether any impairment is a result of a credit loss or other factors. The adoption of ASC 326 did not have a material impact on our unaudited condensed consolidated financial statements as of the adoption date.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Oil sales	$150,767	$263,427	$313,049	$542,905
Natural gas sales	16,963	119,824	41,874	191,206
Natural gas liquids sales	36,660	79,738	79,491	152,698
Total revenue from customers	$204,390	$462,989	$434,414	$886,809

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2023 or 2022.

NOTE 3 – OIL AND GAS PROPERTIES

During the six months ended June 30, 2023, the Company incurred costs attributable to final expenses related to the plugging and abandonment of the Lou Brock well.

During the three and six months ended June 30, 2023, the Company recorded depletion expense of $44,941 and $79,640, respectively. During the three and six months ended June 30, 2022, the Company recorded depletion expense of $91,896 and $109,740, respectively.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the six months ended June 30, 2023 and long lived assets (net of depletion, amortization, and impairments) as of June 30, 2023 attributable to each geographical area are presented below:

	Six Months Ended June 30, 2023	As of June 30, 2023
	Revenues	Long Lived Assets, Net
United States	$434,414	$2,170,121
Colombia	—	2,343,126
Total	$434,414	$4,513,247

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

During the six months ended June 30, 2023, the Company made capital contributions totaling $481,947, to Hupecol Meta to cover its share of required capital contributions. During the six months ended June 30, 2023, the Company received distributions, totaling $648,475, from Hupecol Meta representing the Company’s share of distributable net profits.

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

Stock Option Activity

A summary of stock option activity and related information for the six months ended June 30, 2023 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2023	944,177	$2.08
Granted	60,000	2.09
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2023	1,004,177	$2.45	$286,160
Exercisable at June 30, 2023	958,851	$2.46	$284,240

During the six months ended June 30, 2023, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life, are exercisable at $2.09 per share, vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $119,252 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $2.13; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 116%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

During the three and six months ended June 30, 2023, the Company recognized $77,870 and $162,315, respectively, of stock-based compensation expense attributable to the amortization of stock options. As of June 30, 2023, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $119,253. The unrecognized expense is expected to be recognized over a weighted average period of 2.23 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2023 is 5.78 years and 6.13 years, respectively.

As of June 30, 2023, there were 181,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

Stock-based compensation expense included in general and administrative expense	$162,315	$111,005
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.02)	$(0.01)

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

During the six months ended June 30, 2023, the Company sold an aggregate of 578,707 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $1,652,000.

Warrants

A summary of warrant activity and related information for 2023 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2023	94,400	$2.46
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2023	94,400	$2.46	$
Exercisable at June 30, 2023	94,400	$2.46	$

NOTE 7 – EARNINGS PER COMMON SHARE

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

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net income (loss)	$(300,381)	$4,365	$(196,206)	$(161,195)

Effect of common stock equivalents	—	—	—	—
Net income (loss) adjusted for common stock equivalents	$(300,381)	$4,365	$(196,206)	$(161,195)

Denominator:
Weighted average common shares – basic	10,896,996	9,923,338	10,659,076	9,923,338

Dilutive effect of common stock equivalents:
Options and warrants	—	455,953	—	—

Denominator:
Weighted average common shares – diluted	10,896,996	10,379,291	10,659,076	9,923,338

Earnings (loss) per common share – basic	$(0.03)	$0.00	$(0.02)	$(0.02)
Earnings (loss) per common share – diluted	$(0.03)	$0.00	$(0.02)	$(0.02)

For the three and six months ended June 30, 2023 and 2022, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Stock warrants	94,400	94,400	94,400	94,400
Stock options	1,004,177	74,000	1,004,177	990,177
Total	1,098,577	168,400	1,098,577	1,084,577

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three and six months ended June 30, 2023, the operating cash outflows related to operating lease liabilities totaled $21,560 and $43,121, respectively, and the expense for the right of use asset for operating leases totaled $22,161 and $44,322, respectively. As of June 30, 2023, the Company’s operating lease had a weighted-average remaining term of 2.3 years and a weighted average discount rate of 12%. As of June 30, 2023, the lease agreement requires future payments as follows:

Year	Amount
2023	$43,770
2024	88,801
2025	75,051
Total future lease payments	207,622
Less: imputed interest	27,472
Present value of future operating lease payments	180,150
Less: current portion of operating lease liabilities	70,183
Operating lease liabilities, net of current portion	$109,967
Right of use assets	$179,366

Total base rental expense was $22,570 and $22,161 for the three months ended June 30, 2023 and 2022, respectively, and $45,731 and $46,836 for the six months ended June 30, 2023 and 2022, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the six months ended June 30, 2023, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2022. As of, and for the six months ended, June 30, 2023, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at June 30, 2023:

June 30, 2023
Acquisition costs	$143,847
Development and evaluation costs	2,199,279
Total	$2,343,126

The carrying value of unevaluated oil and gas prospects above was primarily attributable to legacy properties in the South American country of Colombia, a substantial portion of which is expected to be reclassified to “costs subject to amortization” and evaluated for impairment.

Recent Developments

Drilling Activity

During the six months ended June 30, 2023:

●	no drilling activities were conducted on our U.S. properties;

●	our capital investment expenditures totaled $481,948, principally attributable to investments in our equity investment in Hupecol Meta LLC (“Hupecol Meta”); and

●	Hupecol Meta LLC drilled and completed, and production commenced on, the Venus 1-H horizontal well in Colombia.

In July 2023, the Venus 2-H well was spud, plugged back and side-tracked by Hupecol Meta as the Venus 2-H ST1 well and, in August 2023, the well was completed and brought on production. Our estimated share of cost associated with the Venus 2-H ST1 well is $600,000.

Distributions from Equity Investment

During the six months ended June 30, 2023, we received distributions, totaling $648,475, from Hupecol Meta, representing our share of distributable net income and reflected as “Other Income” on our Statement of Operations.

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

During the six months ended June 30, 2023, we sold an aggregate of 578,707 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $1,652,000.

Executive Compensation Changes

During the six months ended June 30, 2023, our compensation committee approved, and we paid, a cash bonus of $200,000 to our Chief Executive Officer and increased, effective July 1, 2023, our Chief Executive Officer’s annual base salary from $180,000 to $240,000.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues declined 56% to $204,390 in the three months ended June 30, 2023, compared to $462,989 in the three months ended June 30, 2022. Oil and gas revenues declined 51% to $434,414 in the six months ended June 30, 2023, compared to $886,809 for the six months ended June 30, 2022. The change in revenue was due to (i) a decline in oil production, down 13% and 20% for the three and six-month periods, (ii) a decrease in average sales price of oil, down 34% and 28% for the three and six-month periods; (iii) a decline in natural gas production, down, 13% and 6% for the three and six-month periods; and (iv) a decrease in average sales price of natural gas, down 84% and 77% for the three and six-month periods.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,(1)		Three Months Ended June 30,(1)
	2023	2022	2023	2022
Gross producing wells	4	4	4	4
Net producing wells	0.68	0.68	0.68	0.68
Net oil production (Bbl)	4,359	5,478	2,116	2,438
Net gas production (Mcf)	33,456	35,542	15,862	18,250
Average sales price – oil (per barrel)	$71.82	99.11	$71.23	$108.05
Average sales price – natural gas (per Mcf)	$1.25	5.38	$1.07	$6.57

(1)	All well, production and price information excludes wells operated by Hupecol Meta.

The change in production volumes was primarily attributable to the natural decline in production. The change in average oil and natural gas sales price realized reflects declining global energy prices.

Our current focus is on development of our CPO-11 assets in Colombia, which investments are accounted for using the equity method and, therefore, excluded from consolidation and from inclusion in operations in our Statement of Operations (See “Other Income” below for discussion of equity method investment results relating to the CPO-11 block). As our investments in oil and gas projects are focused in Colombia, and we have no present plans to drill domestic wells to replace and grow U.S. production, we expect production and revenues reported in our Statement of Operations to continue to decline for the foreseeable future.

Oil and gas sales revenues are entirely attributable to our U.S. properties.

Lease Operating Expenses. Lease operating expenses decreased 32% to $101,714 during the three months ended June 30, 2023, from $150,485 during the three months ended June 30, 2022. Lease operating expenses decreased 31% to $215,400 during the six months ended June 30, 2023, from $311,757 during the six months ended June 30, 2022. The decrease in lease operating expenses was attributable to the decline in oil production volumes.

All lease operating expenses are attributable to U.S. operations and exclude lease operating expenses associated with our investment in, and operation of, Hupecol Meta properties in Colombia.

Depreciation and Depletion Expense. Depreciation and depletion expense was $44,941 and $51,501 for the three months ended June 20, 2023 and 2022, respectively, and $91,896 and $109,740 for the six months ended June 30, 2023 and 2022, respectively. The change in depreciation and depletion was due to the decrease in oil production volumes.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased 174% to $638,745 during the three months ended June 30, 2023, from $233,376 during the three months ended June 30, 2022, and increased 71% to $884,119 during the six months ended June 30, 2023, from $517,991 during the six months ended June 30, 2022. The increase in general and administrative expenses was attributable to payment of a bonus of $200,000 to our CEO during the 2023 period (compared to 2022 when bonuses were paid in the third quarter) and an increase in professional fees (up approximately $150,000 relating to increases in accounting fees and the timing of our annual meeting which accelerated certain professional fees by one quarter compared to 2022).

Stock-Based Compensation. Stock-based compensation increased to $77,870 during the three months ended June 30, 2023, from $25,520 during the three months ended June 30, 2022 and increased 46% to $162,315 during the six months ended June 30, 2023, from $111,005 during the six months ended June 30, 2022. The increase in stock-based compensation year-over-year, relates to the timing of option grants to directors with 2023 grants made in the quarter ended June 30, 2023, while 2022 grants were made in the quarter ended September 30, 2022.

Other Income. Other income totaled $358,499 during the three months ended June 30, 2023, compared to $2,258 during the three months ended June 30, 2022, and totaled $723,110 during the six months ended June 30, 2023, compared to $2,489 during the six months ended June 30, 2022. Other income consisted of (i) equity investment distributions from Hupecol Meta, totaling $314,364 during the three months ended June 30, 2023 and $648,475 during the six months ended June 30, 2023, compared to no distributions during 2022; and (ii) interest income earned on cash balances, totaling $44,135 during the three months ended June 30, 2023, compared to $2,258 during the three months ended June 30, 2022, and $74,635 during the six months ended June 30, 2023, compared to $2,489 during the six months ended June 30, 2022.

Distributions from Hupecol Meta reflect, generally, our share of distributable net income of Hupecol Meta. Distributions should not be viewed as a measure of actual operating results of Hupecol Meta for the period of such distributions or any other periods. Distributions merely reflect determinations by the managers of Hupecol Meta to make distributions in accordance with contractual rights of the various members of Hupecol Meta within the discretion of the managers as permitted under the contracts governing Hupecol Meta. We report distributions from Hupecol Meta as “Other Income” to the extent that the character of the distributions are in the nature of income and not a return of capital. The distributions received during 2023 are, generally, attributable to operations of Hupecol Meta’s initial wells, the Saturno ST1 vertical well, the Venus 2A vertical well, a legacy well that had been shut-in, and the Venus 1-H well, Hupecol Meta’s first horizontal well, which began production in May 2023.

The increase in interest income from 2022 to 2023 was attributable to the increase in our cash balances, resulting from sales of common stock during 2023, and substantial increases in interests due to trends in the broad debt market.

Financial Condition

Liquidity and Capital Resources. At June 30, 2023, we had a cash balance of $5,532,834 and working capital of $5,825,671, compared to a cash balance of $4,547,210 and working capital of $4,601,168 at December 31, 2022.

Cash Flows. Operating activities used $217,467 during the six months ended June 30, 2023, compared to $29,361 used during the six months ended June 30, 2022. The change in operating cash flow was primarily attributable to the timing of payment of cash bonuses (totaling $200,000 in 2023) which were paid during the quarter ended June 30, while 2022 bonuses were paid during the quarter ended September 30, and larger changes in operating assets and liabilities during 2023.

Investing activities used $448,909 during the six months ended June 30, 2023, compared to $262,444 used during the six months ended June 30, 2022. The change in funds used by investing activities is principally attributable to the commencement, and acceleration during 2023, of a drilling program on our CPO-11 assets in Colombia.

Financing activities provided $1,652,000 during the six months ended June 30, 2023, compared to $0 provided during the six months ended June 30, 2022. Cash provided by financing activities during the six months ended June 30, 2023 was attributable to funds received from the 2022 ATM offering.

Long-Term Liabilities. At June 30, 2023, we had long-term liabilities of $170,554, compared to $219,148 at December 31, 2022. Long-term liabilities at June 30, 2023 and December 31, 2022, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to capital contribution obligations associated with our equity investment in Hupecol Meta, costs associated with the operation of our Permian Basin acreage and ongoing efforts to acquire, drill and complete prospects. The Venus 1-H well, the first horizontal well of Hupecol Meta in the Venus Exploration Area of the CPO-11 block in Colombia was drilled during the first six months of 2023. Our allocable share of costs associated with the Venus 1-H well was approximately $576,000. A second horizontal well on the CPO-11 block, the Venus 2-H ST1, commenced drilled, was plugged back and side-tracked in July 2023. Our estimated cost associated with the Venus 2-H ST1 well is approximately $490,000. The actual cost of such anticipated well, and the timing and number of well operations undertaken during 2023, in Colombia and the Permian Basin, will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the six months ended June 30, 2023, we invested $481,947 for the acquisition and development of oil and gas properties, consisting of capital contributions to Hupecol Meta ($481,947). The $481,947 invested in Hupecol Metal was capitalized to our equity investment in Hupecol Meta.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

We believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during 2023 and for the upcoming twelve-month period.

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

Inflation

We believe that inflation has not had a significant impact on operations since inception. However, persistent inflation may increase our operating costs broadly, adversely affecting our operating results.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2023 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our SEC consultant to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 14, 2023
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

