Form 10-Q
period 2023-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2023-11-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, we had 10,906,353 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$4,456,158	$4,547,210
Accounts receivable – oil and gas sales	350,764	164,575
Prepaid expenses and other current assets	101,845	84,544
TOTAL CURRENT ASSETS	4,908,767	4,796,329

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,775,441	62,786,267
Costs not being amortized	2,343,126	2,343,126
Office equipment	90,004	90,004
Total	65,208,571	65,219,397
Accumulated depletion, depreciation, amortization, and impairment	(60,717,696)	(60,602,051)
PROPERTY AND EQUIPMENT, NET	4,490,875	4,617,346

Equity investment – Hupecol Meta LLC	4,390,467	2,102,139
Right of use asset	162,444	212,202
Other assets	3,167	3,167
TOTAL ASSETS	$13,955,720	$11,731,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$504,024	$113,741
Accrued expenses	17,083	16,035
Current portion of lease liability	72,691	65,385
TOTAL CURRENT LIABILITIES	593,798	195,161

LONG-TERM LIABILITIES
Lease liability, net of current portion	90,940	146,359
Reserve for plugging and abandonment costs	61,964	72,789
TOTAL LONG-TERM LIABILITIES	152,904	219,148

TOTAL LIABILITIES	746,702	414,309

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 12,000,000 shares authorized 10,906,353 and 10,327,646 shares issued and outstanding, respectively	10,907	10,328
Additional paid-in capital	86,958,669	85,094,266
Accumulated deficit	(73,760,558)	(73,787,720)
TOTAL SHAREHOLDERS’ EQUITY	13,209,018	11,316,874
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,955,720	$11,731,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

OIL AND GAS REVENUE	$112,994	$427,256	$547,408	$1,314,065

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	128,918	184,488	344,318	496,245
General and administrative expense	363,011	594,081	1,409,445	1,223,077
Depreciation and depletion	23,749	50,755	115,645	160,495
Total operating expense	515,678	829,324	1,869,408	1,879,817

Loss from operations	(402,684)	(402,068)	(1,322,000)	(565,752)

OTHER INCOME
Interest income	39,426	10,788	114,061	13,277
Other income	586,626	—	1,235,101	—
Total other income	626,052	10,788	1,349,162	13,277

Net income (loss) before taxes	223,368	(391,280)	27,162	(552,475)

Income tax expense	—	—	—	—

Net income (loss)	$223,368	$(391,280)	$27,162	$(552,475)

Basic income (loss) per common share	$0.02	$(0.04)	$0.00	$(0.06)
Diluted income (loss) per common share	$0.02	$(0.04)	$0.00	$(0.06)

Basic weighted average number of common shares outstanding	10,906,353	9,928,338	10,742,407	9,928,338
Diluted weighted average number of common shares outstanding	10,949,956	10,379,291	10,946,991	9,928,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2022	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874

Stock-based compensation	—	—	84,445	—	84,445
Issuance of common stock	294,872	295	901,205	—	901,500
Net income	—	—	—	104,175	104,175

Balance – March 31, 2023	10,662,518	10,623	86,079,916	(73,683,545)	12,406,994

Stock-based compensation	—	—	77,870	—	77,870
Issuance of common stock	283,835	284	750,216	—	750,500
Net loss	—	—	—	(300,381)	(300,381)

Balance – June 30, 2023	10,906,353	10,907	86,908,002	(73,983,926)	12,934,983

Stock-based compensation	—	—	50,667	—	50,667
Net income	—	—	—	223,368	223,368

Balance – September 30, 2023	10,906,353	$10,907	$86,958,669	$(73,760,558)	$13,209,018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2021	9,928,338	$9,928	$83,345,456	$(73,043,441)	$10,311,943

Stock-based compensation	—	—	85,485	—	85,485
Net loss	—	—	—	(165,560)	(165,560)

Balance – March 31, 2022	9,928,338	9,928	83,430,941	(73,209,001)	10,231,868

Stock-based compensation	—	—	25,520	—	25,520
Net income	—	—	—	4,365	4,365

Balance – June 30, 2022	9,928,338	9,928	83,456,461	(73,204,636)	10,261,753

Stock-based compensation	—	—	95,205	—	95,205
Net loss	—	—	—	(391,280)	(391,280)

Balance – September 30, 2022	9,928,338	$9,928	$83,551,666	$(73,595,916)	$9,965,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,162	$(552,475)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and depletion	115,645	160,495
Accretion of asset retirement obligation	2,336	3,697
Stock-based compensation	212,982	206,210
Amortization of right of use asset	49,758	45,237
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	125,355	(3,870)
Increase in accrued earning distributions from Hupecol Meta LLC	(311,544)	—
Increase in prepaid expenses and other current assets	(34,659)	(21,997)
Increase in accounts payable and accrued expenses	72,541	1,939)
Decrease in operating lease liability	(48,113)	(42,136)

Net cash provided by (used in) operating activities	211,463	(202,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	—	(14,160)
Payments for capital contribution for equity investment	(1,954,515)	(781,155)

Net cash used in investing activities	(1,954,515)	(795,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	1,652,000	—

Net cash provided by financing activities	1,652,000	—

Decrease in cash	(91,052)	(988,215)
Cash, beginning of period	4,547,210	4,894,578
Cash, end of period	$4,456,158	$3,896,362

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in estimate of asset retirement obligations, net	$10,826	$—
Changes in accrued equity investment contributions and distributions	$333,813	$—

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. With limited exceptions, the Company has incurred continuing losses since 2011, with an accumulated deficit of $74 million as of September 30, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities (if any). The Company had cash deposits of $4.2 million in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2023. The Company also had cash deposits of $3,882 in Colombian banks at September 30, 2023 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Subsequent Events

The Company has evaluated all transactions from September 30, 2023 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Oil sales	$95,506	$245,714	$408,555	$788,619
Natural gas sales	11,544	119,644	53,418	310,850
Natural gas liquids sales	5,944	61,898	85,435	214,596
Total revenue from customers	$112,994	$427,256	$547,408	$1,314,065

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2023 or 2022.

NOTE 3 – OIL AND GAS PROPERTIES

During the nine months ended September 30, 2023, the Company incurred costs attributable to final expenses related to the plugging and abandonment of the Lou Brock well.

During the three and nine months ended September 30, 2023, the Company recorded depletion expense of $23,749 and $115,645, respectively. During the three and nine months ended September 30, 2022, the Company recorded depletion expense of $50,755 and $160,495, respectively.

Geographical Information

The Company currently has properties in two geographical areas, the United States and Colombia. Revenues for the nine months ended September 30, 2023 and long lived assets (net of depletion, amortization, and impairments) as of September 30, 2023 attributable to each geographical area are presented below:

	Nine Months Ended September 30, 2023	As of September 30, 2023
	Revenues	Long Lived Assets, Net
United States	$547,408	$2,147,749
Colombia	—	2,343,126
Total	$547,408	$4,490,875

Revenues and long-lived assets attributable to the Company’s investments in Hupecol Meta LLC (“Hupecol Meta”), and its underlying assets and operations in Colombia, are excluded from the above table.

NOTE 4 – EQUITY INVESTMENT

The carrying value of the Company’s holdings in Hupecol Meta is reflected in the line item “equity investment – Hupecol Meta LLC” on the Company’s Consolidated Balance Sheet.

During the nine months ended September 30, 2023, the Company made capital contributions totaling $2,288,328, to Hupecol Meta to cover its share of required capital contributions. During the nine months ended September 30, 2023, the Company received distributions, totaling $1,235,101, from Hupecol Meta representing the Company’s share of distributable net profits.

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

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2023 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2023	944,177	$2.08
Granted	60,000	2.09
Exercised	—	—
Expired	(3,370)	3.85
Outstanding at September 30, 2023	1,000,807	$2.46	$190,520
Exercisable at September 30, 2023	955,481	$2.47	$190,520

During the nine months ended September 30, 2023, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life, are exercisable at $2.09 per share, vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $119,252 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $2.13; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 116%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

During the three and nine months ended September 30, 2023, the Company recognized $50,667 and $212,982, respectively, of stock-based compensation expense attributable to the amortization of stock options. As of September 30, 2023, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $75,990. The unrecognized expense is expected to be recognized over a weighted average period of 0.5 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2023 is 6.15 years and 5.95 years, respectively.

As of September 30, 2023, there were 181,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

Stock-based compensation expense included in general and administrative expense	$212,982	$206,210
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.02)	$(0.01)

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

During the nine months ended September 30, 2023, the Company sold an aggregate of 578,707 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $1,652,000.

Warrants

A summary of warrant activity and related information for 2023 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2023	94,400	$2.46
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2023	94,400	$2.46	$
Exercisable at September 30, 2023	94,400	$2.46	$

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

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$223,368	$(391,280)	$27,162	$(552,475)

Effect of common stock equivalents	—	—	—	—
Net income (loss) adjusted for common stock equivalents	$223,368	$(391,280)	$27,162	$(552,475)

Denominator:
Weighted average common shares – basic	10,906,353	9,928,338	10,742,407	9,928,338

Dilutive effect of common stock equivalents:
Options and warrants	43,603	455,953	204,584	—

Denominator:
Weighted average common shares – diluted	10,949,956	10,379,291	10,946,991	9,928,338

Earnings (loss) per share – basic	$0.02	$(0.04)	$0.00	$(0.06)
Earnings (loss) per share – diluted	$0.02	$(0.04)	$0.00	$(0.06)

For the three and nine months ended September 30, 2023 and 2022, the following warrants and options to purchase common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock warrants	94,400	94,400	—	94,400
Stock options	485,481	999,477	473,481	999,477
Total	579,881	1,093,877	473,481	1,093,877

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three and nine months ended September 30, 2023, the operating cash outflows related to operating lease liabilities totaled $4,992 and $48,113, respectively, and the expense for the right of use asset for operating leases totaled $5,436 and $49,758, respectively. As of September 30, 2023, the Company’s operating lease had a weighted-average remaining term of 2.08 years and a weighted average discount rate of 12%. As of September 30, 2023, the lease agreement requires future payments as follows:

Year	Amount
2023	22,011
2024	88,801
2025	75,051
Total future lease payments	185,863
Less: imputed interest	22,232
Present value of future operating lease payments	163,631
Less: current portion of operating lease liabilities	72,691
Operating lease liabilities, net of current portion	$90,940
Right of use assets	$162,444

Total base rental expense was $22,161 and $19,647 for the three months ended September 30, 2023 and 2022, respectively, and $66,483 and $58,837 for the nine months ended September 30, 2023 and 2022, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the nine months ended September 30, 2023, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2022. As of, and for the nine months ended, September 30, 2023, there have been no material changes or updates to our critical accounting policies.

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization, include the following at September 30, 2023:

September 30, 2023
Acquisition costs	$143,847
Development and evaluation costs	2,199,279
Total	$2,343,126

The carrying value of unevaluated oil and gas prospects above was primarily attributable to legacy properties in the South American country of Colombia, substantially all of which is expected to be reclassified to “costs subject to amortization” and evaluated for impairment.

Recent Developments

Drilling and Oil and Gas Property Activity

During the nine months ended September 30, 2023:

●	no drilling activities were conducted on our U.S. properties;

●	our capital investment expenditures totaled $2,288,328, principally attributable to investments in our equity investment in Hupecol Meta LLC (“Hupecol Meta”);

●	Hupecol Meta LLC (i) drilled and completed, and production commenced on, two wells in Colombia, the Venus 1-H horizontal well and the Venus 2-H ST1 horizontal well; and (ii) shut-in the Saturno 1ST – 1 well during the three months ended September 30, 2023 (Hupecol has advised that the Saturno 1ST – 1 well is expected to be brought back on production); and (iii) as of September 30, 2023, had three wells on production and one well shut-in; and

●	we released our interest in the last of our legacy non-Hupecol Meta properties in Colombia, formally terminating our interests in the Picachos and Macaya blocks, in addition to our previously released Serrania block.

Our estimated share of cost associated with the Venus 1H and Venus 2-H ST1 wells totals $900,000 as of September 30, 2023.

With the formal termination of our interest in the Picachos, Macaya and Serrania blocks, all costs associated with the blocks will be reclassified to “costs subject to amortization” and evaluated for impairment.

Plans in Colombia

Hupecol has advised that it intends to evaluate potential monetization of its assets in Colombia, including the interest in the CPO-11 block held by Hupecol Meta. Pending the outcome of Hupecol’s evaluation of, and potential efforts regarding, monetization of the CPO-11 block, we have no planned drilling operations, or other planned operations, in Colombia and we expect to continue to operate our existing wells on the CPO-11 block. There is no assurance as to the timing or outcome of Hupecol’s potential monetization of assets.

Distributions from Equity Investment

During the nine months ended September 30, 2023, we received distributions, totaling $1,235,101, from Hupecol Meta, representing our share of distributable net income and reflected as “Other Income” on our Statement of Operations.

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

During the nine months ended September 30, 2023, we sold an aggregate of 578,707 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $1,652,000.

Executive Compensation Changes

During the nine months ended September 30, 2023, our compensation committee approved, and we paid, a cash bonus of $200,000 to our Chief Executive Officer and increased, effective July 1, 2023, our Chief Executive Officer’s annual base salary from $180,000 to $240,000.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 74% to $112,994, in the three months ended September 30, 2023, compared to $427,256 in the three months ended September 30, 2022. Oil and gas revenues decreased 58% to $547,408 in the nine months ended September 30, 2023, compared to $1,314,065 in the nine months ended September 30, 2022.

The change in revenue was due to (i) a decline in oil production, down 77% and 30% for the three and nine month periods, respectively; (ii) a decline in average sales price of oil, down 21% and 26% for the three and nine month periods, respectively; (iii) a decline in natural gas production, down, 81% and 25% for the three and nine month periods, respectively; and (iv) a decrease in average sales price of natural gas, down 68% and 77% for the three and nine month periods, respectively.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarter and nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,(1)		Three Months Ended September 30,(1)
	2023	2022	2023	2022
Gross producing wells	4	4	4	4
Net producing wells	0.68	0.68	0.68	0.68
Net oil production (Bbl)	5,667	8,140	1,308	5,702
Net gas production (Mcf)	40,188	53,339	6,732	35,089
Average sales price – oil (per barrel)	$72.09	$96.88	$73.01	$91.97
Average sales price – natural gas (per Mcf)	$1.33	$5.83	$1.72	$5.44

(1) All well, production and price information excludes wells operated by Hupecol Meta.

The change in production volumes was primarily attributable to the natural decline in production. The change in average oil and natural gas sales price realized reflects movements in global energy prices.

Our current focus is on development of our CPO-11 assets in Colombia, which are accounted for as equity investments and, therefore, excluded from consolidation and from inclusion in operations in our Statement of Operations (See “Other Income” below for discussion of equity investment results relating to the CPO-11 block). As our investments in oil and gas projects are focused in Colombia, and we have no present plans to drill domestic wells to replace and grow U.S. production, we expect production and revenues reported in our Statement of Operations to continue to decline for the foreseeable future.

Oil and gas sales revenues are entirely attributable to our U.S. properties.

Lease Operating Expenses. Lease operating expenses decreased 30% to $128,918 for the three months ended September 30, 2023, from $184,488 during the three months ended September 30, 2022. Lease operating expenses decreased 31% to $344,318 for the nine months ended September 30, 2023, from $496,245 during the nine months ended September 30, 2022.

The change in lease operating expenses was principally attributable to the decline in oil production volumes.

All lease operating expenses are attributable to U.S. operations and exclude lease operating expenses associated with our investment in, and operation of, Hupecol Meta properties in Colombia.

Depreciation and Depletion Expense. Depreciation and depletion expense was $23,749 and $50,756 for the three months ended September 30, 2023 and 2022, respectively, and $115,645 and $160,496 for the nine months ended September, 30, 2023 and 2022, respectively. The change in depreciation and depletion was due to the decrease in production volumes.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense decreased by 37% to $312,344 for the three months ended September 30, 2023, from $498,876 during the three months ended September 30, 2022, and increased by 18% to $1,196,463 for the nine months ended September 30, 2023, from $1,016,867 during the nine months ended September 30, 2022. The change in general and administrative expenses was attributable to an increase in professional fees.

Stock-Based Compensation. Stock-based compensation decreased to $50,667 during the three months ended September 30, 2023, from $95,205 during the three months ended September 30, 2022, and increased 3% to $212,982 during the nine months ended September 30, 2023, from $206,210 during the nine months ended September 30, 2022.

Other Income. Other income totaled $626,052 during the three months ended September 30, 2023, compared to $10,788 during the three months ended September 30, 2022, and totaled $1,349,162 during the nine months ended September 30, 2023, compared to $13,277 during the nine months ended September 30, 2022. Other income consisted of (i) equity investment distributions from Hupecol Meta, totaling $586,626 during the three months ended September 30, 2023 and $1,235,101 during the nine months ended September 30, 2023, compared to no distributions during 2022; and (ii) interest income earned on cash balances, totaling $39,426 during the three months ended September 30, 2023, compared to $10,788 during the three months ended September 30, 2022, and $114,061 during the nine months ended September 30, 2023, compared to $13,277 during the nine months ended September 30, 2022.

Distributions from Hupecol Meta reflect, generally, our share of distributable net income of Hupecol Meta. Distributions should not be viewed as a measure of actual operating results of Hupecol Meta for the period of such distributions or any other periods. Distributions merely reflect determinations by the managers of Hupecol Meta to make distributions in accordance with contractual rights of the various members of Hupecol Meta within the discretion of the managers as permitted under the contracts governing Hupecol Meta. We report distributions from Hupecol Meta as “Other Income” to the extent that the character of the distributions is in the nature of income and not a return of capital. The distributions received during 2023 are, generally, attributable to operations of Hupecol Meta’s initial wells, the Saturno ST1 vertical well, the Venus 2A vertical well, a legacy well that had been shut-in, the Venus 1-H well, Hupecol Meta’s first horizontal well, which began production in May 2023, and the Venue 2-H ST1 well, which began production in August 2023.

The increase in interest income from 2022 to 2023 was attributable to the increase in our cash balances, resulting from sales of common stock during 2023, and substantial increases in interests due to trends in the broad debt market.

Financial Condition

Liquidity and Capital Resources. At September 30, 2023, we had a cash balance of $4,456,158 and working capital of $4,314,969, compared to a cash balance of $4,547,210 and working capital of $4,601,168 at December 31, 2022.

Cash Flows. Operating activities provided $211,463 during the nine months ended September 30, 2023, compared to $202,900 used during the nine months ended September 30, 2022. The change in operating cash flow was primarily attributable to the decrease in depletion expense and accounts receivable, offset by an increase in accrued earnings distributions from Hupecol Meta.

Investing activities used $1,954,515 during the nine months ended September 30, 2023, compared $795,315 used during the nine months ended September 30, 2022. The change in funds used by investing activities is principally attributable to the commencement of, and acceleration, during 2023, of a drilling program on our CPO-11 assets in Colombia.

Financing activities provided $1,652,000 during the nine months ended September 30, 2023, compared to $0 provided during the nine months ended September 30, 2022. Cash provided by financing activities during the nine months ended September 30, 2023 was attributable to funds received from the 2022 ATM offering.

Long-Term Liabilities. At September 30, 2023, we had long-term liabilities of $152,904, compared to $219,148 at December 31, 2022. Long-term liabilities at September 30, 2023 and December 31, 2022, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to capital contribution obligations associated with our equity investment in Hupecol Meta, costs associated with the operation of our Permian Basin acreage and ongoing efforts to acquire, drill and complete prospects. The Venus 1-H well and Venus 2-H ST1 well, the first horizontal wells of Hupecol Meta in the Venus Exploration Area of the CPO-11 block in Colombia were drilled during the first nine months of 2023. Our allocable share of costs associated with the Venus 1-H and Venus 2-H ST1 wells was approximately $900,000. The well cost, and the timing and number of well operations undertaken during 2023 and beyond, in Colombia and the Permian Basin, will be principally controlled by the operators of our acreage, based on a number of factors, including but not limited to the outcome of Hupecol’s evaluation of the potential monetization of the CPO-11 block, availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators. We presently have no planned operations in Colombia or in the U.S.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the nine months ended September 30, 2023, we invested $2,288,328 for the acquisition and development of oil and gas properties, consisting of capital contributions to Hupecol Meta ($2,288,328). The $2,288,328 invested in Hupecol Meta was capitalized to our equity investment in Hupecol Meta.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells.

We believe that we have the ability, through our cash on-hand, to fund operations, including well operations, for the remainder of 2023 and for the upcoming twelve-month period.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2023 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding accounting for certain transactions, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our SEC consultant to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 14, 2023
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

