Form 10-K
period 2023-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2024-04-02
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, based on the closing sales price of the registrant’s common stock on that date, was approximately $21.4 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 1, 2024 was 10,906,353.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2024 Annual Meeting are incorporated by reference into Part III of this Report.

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

General

Houston American Energy Corp is an independent oil and gas company focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties. Our principal properties, and operations, are in the U.S. Permian Basin and the South American country of Colombia. Additionally, we have properties in the Louisiana U.S. Gulf Coast region.

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

Properties

Our exploration and development projects are focused on existing property interests, and future acquisition of additional property interests, in the Texas Permian Basin, the South American country of Colombia and the onshore Louisiana Gulf Coast region.

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

The following table sets forth information relating to our principal properties as of December 31, 2023:

		Average	Gross	Net proved	2023 Net Production
	Net acreage	working interest %	producing wells	reserves (boe)(1)	Oil (bbls)(1)	Natural Gas (mcf)(1)
Texas	109	17.0%	4	159,875	7,971	57,360
Louisiana	582	23.4%	—	—	—	—
Total U.S.	691	22.1%	4	159,875	7,971	57,360
Colombia(2)	56,647	8.9%	4	—	—	—
Total	57,338	8.9%	8	159,875	7,971	57,360

(1)	All reserve and production information excludes wells operated by Hupecol Meta in Colombia.

(2)	Net acreage and average working interest in Colombia are held through our investment in Hupecol Meta, and are subject to pending approvals of (i) the proposed relinquishment of a portion of the acreage within the Venus Exploration Area of the CPO-11 block; and (ii) the acquisition of the remaining 50% interest in the balance of the CPO-11 block previously farmed out to Parex Resources. See “Colombian Properties – CPO-11” below.

In 2023, our net acreage in the U.S. decreased as a result of lease expirations in Yoakum County, Texas (46 net acres). In Colombia, our net acreage position decreased (down 35,179 net acres) as a result of the relinquishment of our rights in our legacy Los Picachos and Macaya blocks.

- United States Properties:

In the United States, our principal properties and operations are located in the on-shore Permian Basin and Gulf Coast region of Louisiana.

Texas Properties – Permian Basin

Reeves County. We hold a 18.1% average working interest in 320 gross acres in Reeves County, Texas, consisting of (1) the 160 gross acre Johnson Lease, in which we hold a 25% working interest, subject to a proportionate 5% back-in after payout, and (2) the 160 gross acre O’Brien Lease, in which we hold an average 11.2% working interest. Our Reeves County acreage lies within the Delaware sub-basin of the Permian Basin, with resource potential in the Wolfcamp, Bone Spring and Avalon formations. During 2017, we drilled and completed our initial wells on both lease blocks, the Johnson State #1H well and the O’Brien #3H well, both horizontally drilled and hydraulically fractured wells in the Wolfcamp A formation. The Johnson #1H well and O’Brien #3H well were both placed on gas lift during 2021 and were producing at December 31, 2023. For the year ended December 31, 2023, our production in Reeves County totaled 4,381 barrels of oil and 57,360 mcf of natural gas.

As of December 31, 2023, no additional development or drilling operations are planned with respect to our Reeves County acreage.

Yoakum County. We hold a 15.9% average working interest, subject to a proportionate 10% back-in after payout, in an approximately 360 gross acre block in Yoakum County, Texas. Our Yoakum County acreage lies within the Midland sub-basin of the Permian Basin.

During 2019, we drilled the Frost #1H well, the first well on our Yoakum County acreage. The well was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production in mid-2019. A second well on our Yoakum County acreage, the Frost #2H well, was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production during the third quarter of 2020. For the year ended December 31, 2023, our production in Yoakum County totaled 3,590 barrels of oil.

As of December 31, 2023, no additional development or drilling operations are planned with respect to our Yoakum County acreage.

Louisiana Properties

Our sole property in Louisiana consists of a 23.4% mineral interest in 2,485 gross acres in East Baton Rouge Parish.

There are no present wells, or plans to conduct drilling operations, on our Louisiana acreage.

- Colombian Properties:

At December 31, 2023, we held interests in a single block, through our equity investment in Hupecol Meta, LLC, operated by Hupecol Operating and affiliates, in Colombia covering 639,405 gross acres. We identify our Colombian prospect as the Venus Exploration Area within the CPO-11 block and remainder of the CPO-11 block.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2023:

Property	Operator	Ownership Interest(1)	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
CPO-11 – Venus Exploration Area	Hupecol	16.0%	69,128	640	4
CPO-11	Hupecol	8.0%	570,277	—	—
Total			639,405	640	4

The CPO-11 concession, including the Venus Exploration Area, is located in the Llanos Basin and is owned and operated by Hupecol Meta.

CPO-11

During 2019, we acquired a two percent ownership interest in Hupecol Meta, LLC (“Hupecol Meta”). Hupecol Meta owns the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia. The CPO-11 block is comprised of the 69,128 acre Venus Exploration area and 570,277 acres which was 50% farmed out by Hupecol to Parex Resources. In 2021, Hupecol Meta increased its ownership interest in the CPO-11 block and we agreed to contribute $99,716. In 2022, we acquired additional interests in Hupecol Meta for an aggregate of $657,638. As a result of our acquisition of additional interests in 2021 and 2022, our ownership interest in Hupecol Meta was approximately 18% at December 31, 2023. Through our ownership interest in Hupecol Meta, at December 31, 2023, we hold an approximately 16% interest in the Venus Exploration Area and an approximately 8% interest in the remainder of the CPO-11 block.

The CPO-11 block covers almost 1,000 square miles with multiple identified leads and prospects. During 2023, in the Venus Exploration Area, Hupecol Meta drilled and completed the Venus 1-H horizontal well and the Venus 2-H ST1 well. At December 31, 2023, the Saturno ST1 and Venus 2A wells, both vertical wells, and the Venus 1-H and Venus 2-H ST1 wells, both horizontal wells, were on production in the Venus Exploration Area of the CPO-11 block.

Hupecol Meta has (i) proposed to relinquish approximately 62,139 gross acres within the Venus Exploration Area, decreasing its holding within that area to approximately 7,157 gross, and 1,145 net, acres; and (ii) agreed to acquire the 50% interest in the CPO-11 block farmed out to Parex Resources, which would increase Hupecol Meta’s net acreage position in the block to 91,244 acres. The relinquishment of such acreage and acquisition of the Parex interest are both subject to approval of the Colombian hydrocarbons agency, or ANH.

Our equity investment in Hupecol Meta is accounted for at cost and, accordingly, this report does not include any reserves, production and operating results of Hupecol Meta.

In late 2023, Hupecol advised that it intends to evaluate potential monetization of its assets in Colombia, including the interest in the CPO-11 block held by Hupecol Meta. Pending the outcome of Hupecol’s evaluation of, and potential efforts regarding, monetization of the CPO-11 block, we plan to drill one additional vertical well on the CPO-11 block by mid-2024 but otherwise have no planned drilling operations, or other planned operations, in Colombia and we expect to continue to operate our existing wells on the CPO-11 block. There is no assurance as to the timing or outcome of Hupecol’s potential monetization of assets.

Drilling Activity

During 2023, we, through Hupecol Meta, drilled two wells in Colombia. The following table summarizes the number of wells drilled during 2023, 2022 and 2021, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest (direct or indirect).

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	2	0.32	—	—	—	—
Non-productive	—	—	—	—	—	—
Total development wells	2	0.32	—	—	—	—

Exploratory wells, completed as:
Productive	—	—	1	0.16	—	—
Non-productive	—	—	1	0.16	—	—
Total exploratory wells	—	—	2	0.32	—	—

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes. As of December 31, 2023, we had no drilling operations in progress.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2023, we owned interests in 8 gross wells (including indirect interests in wells in Colombia through our equity interest in Hupecol Meta). As of December 31, 2023, we had interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	4	—
Net	0.68	—
Colombia
Gross	4	—
Net	0.64	—
Total
Gross	8	—
Net	1.22	—

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area (excluding our production, prices and costs attributable to wells operated by Hupecol Meta), for each of the three years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Net Production:
Gas (Mcf):
United States	57,360	73,635	60,069
Colombia	—	—	—
Total	57,360	73,635	60,069

Oil (Bbls):
United States	7,971	10,688	14,367
Colombia	—	—	—
Total	7,971	10,688	14,367

Average sales price:
Gas ($ per Mcf)
United States	$1.38	$5.13	$4.13
Colombia	—	—	—
Total	$1.38	$5.13	$4.13

Oil ($ per Bbl)
United States	$74.08	$93.10	$63.60
Colombia	—	—	—
Total	$74.08	$93.10	$63.60

Average production costs ($ per BOE):
United States	$27.03	$27.48	$33.67
Colombia	—	—	—
Total	$27.03	$27.48	$33.67

Natural Gas and Oil Reserves

Reserve Estimates

The following tables sets forth, by country and as of December 31, 2023, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (“PV-10”) and after future income taxes (“Standardized Measure”) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”). The below table excludes reserve and other information pertaining to assets operated by Hupecol Meta.

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

	Reserves (1)
	Oil	Natural Gas	Total (2)
	(bbls)	(mcf)	(boe)
Reserve category
Proved Developed Producing
United States	58,599	607,646	159,873
Colombia(3)	—	—	—
Total Proved Developed Producing Reserves	58,599	607,646	159,873

Proved Undeveloped
United States	—	—	—
Colombia(3)	—	—	—
Total Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	58,599	607,646	159,873

	Proved Developed	Proved Undeveloped	Total Proved

PV-10 (1)	$1,564,724	$—	$1,564,724
Standardized measure (4)	$1,564,724	$—	$1,564,724

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2023. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2023. The average prices utilized for purposes of estimating our proved reserves were $74.70 per barrel of oil and $1.98 per mcf of natural gas for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	As an equity investment accounted for at cost, we do not report any reserves attributable to our investment in Hupecol Meta.

(4)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Proved Undeveloped Reserves

We had no proved undeveloped reserves at either December 31, 2022 or December 31, 2023.

Developed and Undeveloped Acreage

The following table sets forth the gross and net developed and undeveloped acreage (including both leases and concessions, but excluding acreage in which we hold a royalty interest but no working interest), categorized by geographical area, which we held as of December 31, 2023:

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States	640	109	2,485	582
Colombia (1)	69,128	11,053	570,277	45,594
Total	69,768	11,162	572,762	46,176

(1)	Gross and net acreage in Colombia represents acreage held and operated by Hupecol Meta and our proportionate interest therein as an owner of Hupecol Meta, and is subject to pending approvals of (i) the proposed relinquishment of a portion of the acreage within the Venus Exploration Area of the CPO-11 block; and (ii) the acquisition of the remaining 50% interest in the balance of the CPO-11 block not currently held by Hupecol Meta. See “Properties – Colombian Properties – CPO-11” above. Assuming approval of those proposals, gross and net developed acreage in Colombia would decrease to approximately 7,158 and 1,145 acres, respectively, and net undeveloped acreage in Colombia would increase to approximately 113,294 acres.

Developed acreage is comprised of leased acres that are within an area spaced by or assignable to a productive well and acreage in which we hold a direct or indirect mineral interest with no potential development related lease expirations. Undeveloped acreage is comprised of leased acres with defined remaining terms and not within an area spaced by or assignable to a productive well.

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

The U.S. undeveloped acreage set forth in the table above relate to our Louisiana acreage which is not subject to expiration.

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

Marketing

At December 31, 2023, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Human Capital

As of December 31, 2023, we had 2 full-time employees and no part time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

We have incurred losses from operations in each year since 2011 and, at December 31, 2023, had an accumulated deficit of $76,998,997. While we have implemented cost control initiatives that have brought down our overhead in recent years and distributions of our share of profits from Hupecol Meta have improved overall profitability, our ability to attain profitability is substantially dependent upon increasing our production, production revenues and allocable profits from Hupecol Meta while continuing to control costs. In order to increase production and revenues, we will need to successfully drill new wells on our existing, or future acquired, acreage at a pace, and with results, significantly greater than in recent years. If, for any reason, we are unable to substantially increase our production and revenues and sustain or grow our profitability from our investment in Hupecol Meta (see, “Our operations in Colombia are controlled by operators which may carry out transactions affecting our Colombian assets and operations without our consent”, below), while controlling drilling costs and overhead, we may never attain, or sustain, profitability. Our ability to so increase production and revenues and attain profitability is subject to all of the other risks of oil and gas operations as well as our ability to fund our share of drilling and development operations.

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

Supply chain challenges, such as those arising in the wake of the COVID-19 pandemic, may adversely affect our operations.

Supply and demand imbalances, such as those arising from the COVID-19 pandemic, have resulted, and may result, in shortages, backlogs and delayed deliveries of a wide array of products and services, including products and services critical to oil and gas operations. Any future outbreaks of infectious disease, or other development, may result in supply chain challenges, in which case we may experience unavailability, or delay in delivery, of products and services that are critical to our well operations. Any such delays may result in deferral or reduction of revenues and increased costs, any of which could materially adversely affect our profitability.

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

Our financial resources are limited and may not be adequate to fully drill and develop our acreage or to consummate any meaningful acquisition. While our available funds as of March 2024 are expected to be adequate to fund our share of well costs on wells expected to be drilled, as of that date, during 2024, our funds on hand are not expected to be adequate to support a long-term drilling and development plan with respect to our existing acreage holdings, should such a plan be implemented.

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

As of March 2024, we had authority to issue a total of 12 million shares of common stock, of which approximately 10.9 million shares had been issued and 1 million shares were reserved for issuance pursuant to outstanding stock options and warrants. Absent an increase in authorized shares of common stock, we only have approximately 200,000 shares of common stock available for issuance to raise capital or to support additional stock option grants and for other uses.

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

Horizontal drilling in emerging areas with little or no history of use of such techniques is more uncertain than drilling in areas that are more developed and have a longer history of established horizontal drilling operations. If our horizontal drilling fails to adequately address the risks described, we may incur costs overruns, underperformance by wells or non-productive wells.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, water disposal and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget and operate profitably.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel, including shortages or unavailability of personnel, supplies and equipment, could delay or adversely affect our development and exploration operations. If the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. In particular, high levels of horizontal drilling and hydraulic fracturing operations in the Permian Basin have, from time to time, created increased demand, and higher costs, for associated drilling and completion services, water supply, handling and disposal and access to production handling and transportation infrastructure, each of which have resulted in higher than anticipated prices with respect to our initial Reeves County wells. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

We have historically been focused on development of a small number of geographically concentrated prospects. Accordingly, we lack diversification with respect to the nature and geographic location of our holdings. As a result, we are exposed to higher dependence on individual resource plays and may experience substantial losses should a single individual prospect prove unsuccessful. At December 31, 2023, we owned interests in 691 net acres and 0.68 net wells in the United States and, through properties owned and/or operated by Hupecol entities, 56,647 net acres and 0.64 net wells in Colombia. While we continually evaluate potential prospects in operations in diverse regions, our production, revenues and profitability for the foreseeable future are expected to be highly dependent upon the results of existing and future wells we may drill in the Permian Basis and the CPO-11 block in Colombia. In order to grow our revenues and improve profitability, we must continue to drill productive wells. If existing wells, or future wells we may drill, perform below expectations, we may experience flat or declining production and revenues and may be unable to attain profitability.

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

We currently have interests in a single oil and gas concession in Colombia and anticipate that operations in Colombia may constitute a substantial element of our strategy going forward.

The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. While each of our past and current oil and gas concessions in Colombia have been granted by the federal government, we have experienced multiple extended delays in obtaining necessary permits to commence drilling operations on concessions. The delays in obtaining necessary permits have been attributed to numerous factors beyond our control but not uncommon in Colombia, including strong local opposition to drilling operations based on environmental and other concerns. In the face of such opposition, our operator shelved drilling on multiple concessions and ultimately abandoned those concessions. The abandonment of those concessions was the principal factor in our realizing a loss on disposal of oil and gas properties of $2,343,126 during 2023.

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

Where the local political climate and/or guerilla activity in an area threaten our ability to secure necessary support of the local populace or necessary permits to operate, or our ability to assure the safety of our personnel and/or assets, we have, in the past delayed, and may in the future delay, the commencement of operations on prospects until such concerns are satisfactorily resolved. While our operator works diligently with local and federal officials to overcome such uncertainties and obstacles, there can be no assurance that conditions in the vicinity of our planned operations will ever support exploration and/or development operations with respect to one or multiple prospects. Even though we have conducted successful operations on multiple prospects in Colombia, our current prospect continues to be characterized by political risks and, in fact, our operator has experienced delays in planned operations on prospects due to such political risks. On the concessions abandoned by our operator, the operator experienced delays extending multiple years. In the event of future, delays in operations on prospects arising from political risks, we may experience financial loss associated with our cost of holding prospects, the incurrence of costs associated with addressing political risks or the loss of value associated with our inability to explore and develop potentially valuable prospects.

Inflation rates in Colombia have consistently exceeded inflation rates in the United States. The situation does not meet the definition of highly inflationary, but in the event it does meet that definition, we may experience financial loss associated with the related increase in operating expenses.

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

Our operations in Colombia are subject to a substantial degree of control by the operators of the properties in which we hold indirect interests in Colombia. We have been an investor in a number of ventures operated by Hupecol, including our current holdings in the CPO-11 block, which represents all of our current assets in Colombia. In the past, Hupecol sold its interest in multiple concessions and entities holding multiple concessions each representing, at the time, the largest prospect(s) in terms of reserves and revenues in which we then held an interest. Additionally, Hupecol has, on occasion, temporarily shut-in production from our Colombian properties. Hupecol advised us, in late 2023, that it intends to evaluate monetization of the CPO-11 block. Our management intends to closely monitor the nature and progress of Hupecol’s efforts to monetize the block in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction. Absent new investments in Colombia, if Hupecol ultimately sells the CPO-11 block, we will have no remaining operations in Colombia.

We may be exposed to additional expenses and losses arising from the financial position of our joint interest partners in Colombia.

Our Colombian properties are developed under financial arrangements with various joint interest partners. In 2022, we acquired a portion of a joint interest partner’s interest in Hupecol Meta, which operates the CPO-11 block, when the joint interest partner was unable to fund its portion of development costs. As a result of such acquisition, while we did increase our ownership interest in the prospect, we assumed an increased portion of the prospect’s development costs. If other joint interest partners are unable, or unwilling, to satisfy their various obligations relating to prospects, we may be required to pay a proportionately higher share of development costs on those prospects or the prospect may be inadequately capitalized to achieve optimal results.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

We do not presently maintain any formal processes for assessing, identifying and managing material risks from cybersecurity threats.

We engage a consultant to maintain our website, email, financial record keeping and related internet capabilities, including, as necessary, addressing any cybersecurity incidents. To date we have not experienced any material cybersecurity incidents. Given the nature of our operations (single location, minimal customer interface, no gathering of customer digital data, etc.), we do not believe that we are reasonably likely to face any material cybersecurity risks.

Our audit committee is tasked with oversight of risks from cybersecurity threats. Our audit committee interfaces with our consultant periodically to assess vulnerability to cybersecurity threats and determine actions to be taken in response to such threats. In the event risks are identified and actions are recommended by our consultant, our audit committee will communicate the same to our chief executive officer who is charged with interfacing with our consultant in addressing any identified cybersecurity threats. Similarly, if our officers become aware of material cybersecurity threats, they are charged with communicating the same to our audit committee.

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

We may from time to time be a party to lawsuits incidental to our business. As of April 1, 2024, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “HUSA.”

Holders

As of April 1, 2024, there were approximately 10,906,353 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,000,807	$2.46	121,333
Equity compensation plans not approved by security holders	—	—	—
	1,000,807	$2.46	121,333

(1)	Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2021 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Lease Activity

Colombia. In 2023, we released our interest in the last of our legacy non-Hupecol Meta properties in Colombia, formally terminating our interests in the Picachos and Macaya blocks. We recognized a loss on disposal of oil and gas properties of $2,343,126 as a result of this transaction.

At December 31, 2023, our sole holdings in Colombia consisted of our interest in Hupecol Meta which holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. Through our ownership interest in Hupecol Meta, we hold an approximately 16% interest in the Venus Exploration Area and an approximately 8% interest in the remainder of the block.

Hupecol Meta has (i) proposed to relinquish approximately 62,139 gross acres within the Venus Exploration Area, decreasing its holding within that area to approximately 7,157 gross, and 1,145 net, acres; and (ii) agreed to acquire the 50% interest in the CPO-11 block farmed out to Parex Resources, which would increase Hupecol Meta’s net acreage position in the block to 91,244 acres. The relinquishment of such acreage and acquisition of the Parex interest are both subject to approval of the Colombian hydrocarbons agency, or ANH.

United States. During 2023, we experienced lease expirations in Yoakum County, Texas (46 net acres).

Drilling Activity and Well Operations

Colombia. During 2023, Hupecol Meta drilled and completed, and production commenced on, two wells in Colombia, the Venus 1-H horizontal well and the Venus 2-H ST1 horizontal well. The Saturno 1ST-1 vertical well, drilled in 2022, was shut-in during the third quarter of 2023 and brought back onto production in late 2023. The legacy well Venus 2A was in production through 2023. At December 31, 2023, Hupecol Meta had 4 wells on production.

United States. During 2023, we drilled no wells on our U.S. properties. At December 31, 2023, we had 4 wells on production in the U.S. Permian Basin.

Capital Investments

During 2023, our capital investment expenditures for acreage acquisitions, drilling, completion and related operations, as well as investments relating to Hupecol Meta, totaled $2,403,219, all of which was attributable to direct investments in Hupecol Meta to fund our share of drilling and operating costs.

Distributions from Equity Investment

During 2023, we received distributions, totaling $1,220,954, from Hupecol Meta, representing our share of distributable net income and reflected as “Other Income” on our Statement of Operations.

Planned Drilling and Divestiture in Colombia

Hupecol has advised that it intends to evaluate potential monetization of its assets in Colombia, including the interest in the CPO-11 block held by Hupecol Meta. Pending the outcome of Hupecol’s evaluation of, and potential efforts regarding, monetization of the CPO-11 block, we plan to drill one additional vertical well on the CPO-11 block by mid-2024 but otherwise have no planned drilling operations, or other planned operations, in Colombia and we expect to continue to operate our existing wells on the CPO-11 block. There is no assurance as to the timing or outcome of Hupecol’s potential monetization of assets.

Financing Activities

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

During 2023, we sold an aggregate of 578,707 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $1,652,000.

Executive Compensation Changes

During 2023, our compensation committee approved, and we paid, a cash bonus of $200,000 to our Chief Executive Officer and increased, effective July 1, 2023, our Chief Executive Officer’s annual base salary from $180,000 to $240,000.

Impairment Charge

During 2023, we incurred an impairment charge of $537,686. The impairment charge was attributable to declines in energy prices and production relating to our Reeves County properties.

Critical Accounting Estimates and Policies

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2023. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

Our revenue is comprised principally of revenue from exploration and production activities. Our oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. Natural gas liquids, or NGLs, are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

Unevaluated oil and gas properties not subject to amortization include the following at December 31, 2023 and 2022:

	At December 31, 2023	At December 31, 2022
Acquisition costs	$—	$143,847
Evaluation costs	—	2,199,279

Total	$—	$2,343,126

The carrying value of unevaluated oil and gas prospects consisted of $2,343,126 expended for properties in South America at December 31, 2022. Our interest in these properties was relinquished in 2023, resulting in a loss on disposal of oil and gas properties of $2,343,126.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Oil and Gas Revenues. Total oil and gas revenues decreased 52% to $794,027 in 2023 from $1,638,841 in 2022.

The decrease in revenues was attributable to (i) declines in oil production, down 25%, and gas production, down 22% from 2022 levels; and (ii) declines in average sales price of oil, down 20%, and average sales price of natural gas, down 73% from 2022 levels.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for 2023 and 2022 (excluding information pertaining to Hupecol Meta):

	2023	2022
Gross producing wells	4	4
Net producing wells	0.68	0.68
Net oil production (Bbls)	7,971	10,688
Net gas production (Mcf)	57,360	73,635
Oil—Average sales price per barrel	$74.08	$93.10
Gas—Average sales price per mcf	$1.38	$5.13

The change in production volumes reflects natural production declines. The change in average oil and natural gas prices realized reflects movements in global energy prices.

All oil and gas sales revenues for 2023 and 2022, by region (excluding information pertaining to Hupecol Meta), were as follows:

	Colombia	U.S.	Total
2023
Oil sales	$—	$590,486	$590,586
Gas sales	$—	$79,443	$79,443
2022
Oil sales	$—	$995,083	$995,083
Gas sales	$—	$377,534	$377,534

Lease Operating Expenses. Lease operating expenses, excluding expenses attributable to our cost method investment in Colombia, decreased 11% to $473,925 in 2023 from $531,675 in 2022.

Lease operating expense, by region, for 2023 and 2022 (excluding information pertaining to Hupecol Meta), were as follows:

	Colombia	U.S.	Total
2023	$—	$473,925	$473,925
2022	$—	$631,033	$631,033

The change in lease operating expenses was principally attributable to the decrease in production during 2023.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 18% to $167,527 in 2023 from $205,458 in 2022. The decrease in depreciation and depletion during 2023 was attributable to the decrease in production during 2023.

Impairment Expense and Loss on Disposal of Oil and Gas Properties. During 2023, we realized an impairment expense of $537,686 and a loss on disposal of oil and gas properties of $2,343,126. The impairment was attributable to declines in energy prices and production relating to our Reeves County properties. The loss on disposal of oil and gas properties was attributable to the release our interest in certain properties in Colombia.

General and Administrative Expenses (Excluding Stock-Based Compensation). General and administrative expense increased by 17% to $1,614,245 in 2023 from $1,374,060 in 2022. The change in general and administrative expense was primarily attributable to an increase in the base salary of our CEO from $180,000 to $240,000 annually, effective July 1, 2023 and approximately $200,000 increase in legal and professional services fees.

Stock-Based Compensation. Stock-based compensation increased to $238,314 in 2023 from $206,210 in 2022.

Other Income. Other income totaled $1,369,519 in 2023 compared to $33,641 in 2022. Other income consisted of (i) equity investment distributions from Hupecol Metal totaling $1,220,954 during 2023; and (ii) interest earned on cash balances, totaling $148,565 in 2023 and $33,641 in 2022.

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

The increase in interest income from 2022 to 2023 was attributable to the increase in our cash balances, resulting from sales of common stock during 2023, and substantial increases in interest rates due to trends in the broad debt market.

Financial Condition

Liquidity and Capital Resources. At December 31, 2023, we had a cash balance of $4,059,182 and working capital of $3,917,231, compared to a cash balance of $4,547,210 and working capital of $4,601,168 at December 31, 2022.

Cash Flows. Operating activities provided cash of $263,191 during 2023, compared to $228,962 used during 2022. The change in cash flows from operating activities was attributable to an increase in other income of $1,335,878 (principally distributions from Hupecol Meta), partially offset by increased general and administrative expenses (up approximately $240,000, excluding non-cash stock-based compensation) and decreased revenues net of lease operating expense and severance tax (down approximately $687,000).

Investing activities used cash of $2,403,219 during 2023, compared to $1,661,405 used during 2022. The increase in cash used in investing activities is attributable to direct investments in Hupecol Meta to fund our share of costs associated with commencement of Hupecol Meta’s drilling program on the CPO-11 block.

Financing activities provided cash of $1,652,000 during 2023, compared to $1,543,000 provided during 2022. Cash provided by financing activities during both 2023 and 2022 was attributable to funds received from the sale of common stock under our 2022 ATM Offering.

Long-Term Liabilities. At December 31, 2023, we had long-term liabilities of $134,167, compared to $219,148 at December 31, 2022. Long-term liabilities, as of December 31, 2023, consisted of a reserve for plugging costs of $63,084 and a lease liability of $71,083.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. During 2023, capital expenditures relating to Hupecol Meta increased with our investments in Hupecol Meta to fund our share of costs associated with the initial wells drilled on the CPO-11 block. Based on discussions with Hupecol Meta, we anticipate that one additional vertical well will be drilled on the CPO-11 block by mid-2024 pending efforts by Hupecol Meta to monetize its interest in the CPO-11 block. Our costs relating to the drilling of such well is estimated at approximately $500,000. There are no present plans to conduct additional drilling operations on our U.S. properties. The actual timing and number of well operations undertaken, if any, will be principally controlled by the operators of our acreage based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

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

We believe that we have the ability, through our cash on-hand, to fund operations during 2024 and for the twelve months following the issuance of these financial statements.

In the event that we pursue additional acreage acquisitions or expand our drilling plans, we may be required to secure additional funding beyond our resources on hand. While we may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, we presently have, as of December 31, 2023, less than 200,000 authorized shares of common stock available for issuance to support equity capital raises and we have no commitments to provide additional funding, and there can be no assurance that we can secure the necessary capital to fund our share of drilling, acquisition or other costs on acceptable terms or at all. If, for any reason, we are unable to fund our share of drilling and completion costs and fail to satisfy commitments relative to our interest in our acreage, we may be subject to penalties or to the possible loss of some of our rights and interests in prospects with respect to which we fail to satisfy funding commitments and we may be required to curtail operations and forego opportunities.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2023 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particulate with respect to technical accounting knowledge regarding accounting for certain transactions, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Our executive officers as of December 31, 2023, and their ages and positions as of that date, are as follows:

Name	Age	Position
John Terwilliger	76	President and Chief Executive Officer

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.

2.	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
1.1	At-the-Market Issuance Sales Agreement, dated November 18, 2022, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	11/18/22	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	S-4	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted June 26, 2023	8-K	06/29/23	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	S-4A	10/01/01	3.4

3.4	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed July 21, 2020	8-K	07/17/20	3.1

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	S-4	08/03/01	4.1

10.1	Form of 2019 Warrant	8-K	09/20/19	10.3

10.2	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.3	Houston American Energy Corp. 2021 Equity Incentive Plan*	Sch 14A	04/28/21	Ex B

10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP				X

23.2	Consent of Russell K. Hall & Associates, Inc.				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

97.1	Clawback Policy				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Russell K. Hall & Associates, Inc.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: April 2, 2024

	By:	/s/ John Terwilliger
John Terwilliger
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Terwilliger	Chief Executive Officer, President and Director
John Terwilliger	(Principal Executive Officer and Principal Financial Officer)	April 2, 2024

/s/ James Schoonover
James Schoonover	Director	April 2, 2024

/s/ Stephen Hartzell
Stephen Hartzell	Director	April 2, 2024

/s/ Keith Grimes
Keith Grimes	Director	April 2, 2024

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Houston American Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The Impact of Proved Oil and Gas Reserves on Oil and Gas Properties

As described in Note 3 to the consolidated financial statements, the Company’s consolidated oil and gas properties balance was $1.6 million as of December 31, 2023, and depreciation, depletion and amortization expense for the year ended December 31, 2023 was $0.2 million. The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all capitalized costs are amortized over the estimated lives of the properties using the unit-of-production method based on proved oil and gas reserves. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10%. For the year ended December 31, 2023, pre-tax impairment charges of $0.5 million were recognized. As disclosed by management, proved oil and gas reserves are a major component of the full cost ceiling test. Estimates of reserves require extensive judgments of available reservoir geologic, geophysical and engineering data as well as certain economic assumptions such as commodity pricing. The estimates of oil and gas reserves have been developed by a specialist, specifically a reservoir engineer (the “specialist”).

The principal considerations for our determination that performing procedures relating to the impact of proved oil and gas reserves on oil and gas properties, is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialist, when developing the estimate of proved oil and gas reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialist in developing the estimates of proved oil and gas reserves applied to the full cost ceiling test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the depreciation, depletion and amortization and full cost ceiling test calculations. The work of management’s specialist was used in performing the procedures to evaluate the reasonableness of the estimates of proved oil and gas reserves applied in the full cost ceiling test. As a basis for using this work, specialist’s qualifications were understood and the Company’s relationship with the specialist was assessed. These procedures also included evaluating of the methods and assumptions used by the specialist, testing of the completeness and accuracy of the data related to commodity pricing and historical production used by the specialist, and evaluating the specialist’s findings.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2010

Houston, Texas

April 2, 2024

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$4,059,182	$4,547,210
Accounts receivable – oil and gas sales	71,736	164,575
Prepaid expenses and other current assets	35,244	84,544

TOTAL CURRENT ASSETS	4,166,162	4,796,329

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,776,561	62,786,267
Costs not being amortized	—	2,343,126
Office equipment	90,004	90,004

Total	62,866,565	65,219,397
Accumulated depletion, depreciation, amortization, and impairment	(61,307,264)	(60,602,051)

PROPERTY AND EQUIPMENT, NET	1,559,301	4,617,346

Equity investment – Hupecol Meta LLC	4,505,358	2,102,139
Right of use asset	145,021	212,202
Other assets	3,167	3,167

TOTAL ASSETS	$10,379,009	$11,731,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$156,572	$113,741
Accrued expenses	17,083	16,035
Short-term lease liability	75,276	65,385

TOTAL CURRENT LIABILITIES	248,931	195,161

LONG-TERM LIABILITIES
Lease liability, net of current portion	71,083	146,359
Reserve for plugging and abandonment costs	63,084	72,789

TOTAL LONG-TERM LIABILITIES	134,167	219,148

TOTAL LIABILITIES	383,098	414,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 12,000,000 shares authorized 10,906,353 and 10,327,646 shares issued and outstanding	10,907	10,328
Additional paid-in capital	86,984,001	85,094,266
Accumulated deficit	(76,998,997)	(73,787,720)

TOTAL SHAREHOLDERS’ EQUITY	9,995,911	11,316,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,379,009	$11,731,183

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
REVENUES
Oil and gas revenue	$794,027	$1,638,841

Total operating revenue	794,027	1,638,841

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	473,925	631,033
General and administrative expense	1,852,559	1,580,270
Depreciation and depletion	167,527	205,458
Loss on disposal of oil and gas properties – Colombia	2,343,126	—
Impairment expense	537,686	—

Total operating expenses	5,374,823	2,416,761

Loss from operations	(4,580,796)	(777,920)

OTHER INCOME
Interest income	148,565	33,641
Other income	1,220,954	—

Total other income	1,369,519	33,641

Net loss before taxes	(3,211,277)	(744,279)

Income tax expense (benefit)	—	—

Net loss	$(3,211,277)	$(744,279)

Basic net loss per common share outstanding	$(0.30)	$(0.07)

Diluted net loss per common share outstanding	$(0.30)	$(0.07)

Basic weighted average number of common shares outstanding	10,783,731	9,961,253

Diluted weighted average number of common shares outstanding	10,783,731	9,961,253

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2021	9,928,338	$9,928	$83,345,456	$(73,043,441)	$10,311,943

Issuance of common stock for cash, net	394,678	395	1,542,605	—	1,543,000
Issuance of common stock on cashless exercise of option	4,630	5	(5)	—	—
Stock-based compensation	—	—	206,210	—	206,210
Net loss	—	—	—	(744,279)	(744,279)

Balance – December 31, 2022	10,327,646	10,328	85,094,266	(73,787,720)	11,316,874

Issuance of common stock for cash, net	578,707	579	1,651,421	—	1,652,000
Stock-based compensation	—	—	238,314	—	238,314
Net loss	—	—	—	(3,211,277)	(3,211,277)

Balance – December 31, 2023	10,906,353	$10,907	$86,984,001	$(76,998,997)	$9,995,911

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,211,277)	$(744,279)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and depletion	167,527	205,458
Impairment of oil and gas properties	537,686	—
Loss on disposal of oil and gas properties – Colombia	2,343,126	—
Accretion of plugging and abandonment costs	2,707	4,580
Stock-based compensation	238,314	206,210
Amortization of right of use asset	67,181	60,305
Change in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	92,839	50,087
Decrease in accrued earning distributions from Hupecol Meta, LLC	17,358	—
Decrease/(Increase) in prepaid expense and other current assets	31,942	855
Increase/(Decrease) in accounts payable and accrued expenses	41,174	53,203
Decrease in operating lease liability	(65,385)	(65,385)

Net cash provided by (used in) operating activities	263,191	(228,962)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for the acquisition and development of oil and gas properties	—	(15,045)
Payments for capital contribution for equity investment	(2,403,219)	(1,646,360)

Net cash used in investing activities	(2,403,219)	(1,661,405)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock for cash, net of offering costs	1,652,000	1,543,000
Net cash provided by financing activities	1,652,000	1,543,000

(DECREASE)/INCREASE IN CASH	(488,028)	(347,367)
Cash, beginning of year	4,547,210	4,894,577

Cash, end of year	$4,059,182	$4,547,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in asset retirement obligations, net	$9,706	$—
Cashless exercise of stock options		$$5

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. With limited exceptions, the Company has incurred continuing losses since 2011, with an accumulated deficit of $77 million as of December 31, 2023.

The Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2024 and beyond will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months when purchased. As of December 31, 2023 and 2022, the Company had no cash equivalents outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and marketable securities (if any). The Company had cash deposits of $3.7 million in excess of the FDIC’s current insured limit of $250,000 at December 31, 2023 for interest bearing accounts. The Company also had cash deposits of $1,737 in Colombian banks at December 31, 2023 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company’s revenue is comprised principally of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. Natural gas liquids, or NGLs, are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

For the years ended December 31, 2023 and 2022, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock warrants	94,400	94,400
Stock options	1,000,807	944,177
Totals	1,095,207	1,038,577

Accounts Receivable

Accounts receivable – other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company’s ability to collect outstanding receivables is critical to its operating performance and cashflows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. The Company extends credit in the normal course of business. The Company regularly reviews outstanding receivables and when the Company determines that a party may not be able to make required payments, a charge to bad debt expense in the period of determination is made. Though the Company’s bad debts have not historically been significant, the Company could experience increased bad debt expense should a financial downturn occur.

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $167,527 and $194,392 for the years ended December 31, 2023 and 2022, respectively, and accumulated amortization, depreciation and impairment was $61,217,260 and $60,512,047 at December 31, 2023 and 2022, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2023 and 2022 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2023 and 2022, the Company recorded impairments of oil and gas properties totaling $537,686 and $0, respectively. The impairment reflects the decline in energy prices and production during 2023.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Office equipment having an original cost basis of $90,004 was fully depreciated as of January 1, 2020. Therefore, accumulated depreciation was $90,004 and $90,004 at December 31, 2023 and 2022, respectively.

Equity Investment Accounted for at Cost

Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under equity investments accounted for at cost and are further discussed in Note 4, “Equity Investments Accounted for at Cost.” The Company’s share of the earnings and/or losses of equity investments accounted for at cost is not included in the Consolidated Statements of Operations. Income from equity investments accounted for at cost is only realized if and when distributions are made from the business to its investors. However, impairment charges related to businesses are recognized in the company’s Consolidated Statements of Operations. If circumstances suggest that the value of an equity investment accounted for at cost with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of the company’s equity investments accounted for at cost are reflected in the line item “Equity investment – Hupecol Meta, LLC” in the Company’s Consolidated Balance Sheets.

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

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters, including any interest or penalties. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results. There were no liabilities recorded for uncertain tax positions at December 31, 2023 and 2022.

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

Concentration of Risk

As a non-operator oil and gas exploration and production company, and through its interest in a limited liability company (“Hupecol Meta”) and concessions operated by Hupecol Meta in the South American country of Colombia, the Company is dependent on the personnel, management and resources of the operators of its various properties to operate efficiently and effectively.

As a non-operating joint interest owner, the Company has a right of investment refusal on specific projects and the right to examine and contest its division of costs and revenues determined by the operator.

The Company’s Permian Basin, Texas properties accounted for all of the Company’s oil and gas operations and substantially all of its oil and gas investments reflected in its consolidated financial statements in 2023 and 2022. In the event of a significant negative change in operations or operating outlook pertaining to the Company’s Permian Basin properties, the Company may be forced to abandon or suspend such operations, which abandonment or suspension could be materially harmful to the Company.

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

For 2023, the Company’s oil production from the its mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2023 and 2022, respectively.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2023 through the date the consolidated financial statements were issued.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Oil sales	$590,486	$995,083
Natural gas sales	79,443	377,534
Natural gas liquids sales	124,098	266,224
Total revenue from customers	$794,027	$1,638,841

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2023 or 2022.

NOTE 3—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2023 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,321,589	$49,444,654	$62,766,243
Accumulated depreciation, depletion, amortization and impairment	(11,762,288)	(49,444,654)	(61,206,942)
Net capitalized costs	$1,559,301	$—	$1,559,301

Evaluated oil and gas properties subject to amortization at December 31, 2022 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,331,565	$49,444,654	$62,776,219
Accumulated depreciation, depletion, amortization and impairment	(11,057,345)	(49,444,654)	(60,501,999)
Net capitalized costs	$2,274,220	$—	$2,274,220

Unevaluated Oil and Gas Properties

Unevaluated oil and gas properties not subject to amortization at December 31, 2023 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$—	$—
Geological, geophysical, screening and evaluation costs	—	—	—
Total	$—	$—	$—

Unevaluated oil and gas properties not subject to amortization at December 31, 2022 included the following:

	United States	South America	Total

Leasehold acquisition costs	$—	$143,847	$143,847
Geological, geophysical, screening and evaluation costs	—	2,199,279	2,199,279
Total	$—	$2,343,126	$2,343,126

During 2023, the Company invested $2,403,219, consisting of additional investments in Hupecol Meta, reflected in the cost method investment on the Company’s balance sheet. During 2022, the Company invested $1,661,405 for the acquisition and development of oil and gas properties, consisting of (1) drilling and development operations in the U.S. Permian Basin ($15,045) which have been classified as oil and gas properties subject to amortization, and (2) acquisition of additional interest in Hupecol Meta ($657,638) and direct investments in Hupecol Meta relating to drilling operations in Colombia ($988,722). Of the amount invested, the Company capitalized $15,045 to oil and gas properties subject to amortization and capitalized $1,646,360 as additional investment in Hupecol Meta, reflected in the cost method investment on the Company’s balance sheet. See Note 4—Cost Method Investment for additional information on the Company’s investment in Hupecol Meta.

Impairments and Loss on Disposal of Unevaluated Oil and Gas Properties

During 2023, the Company realized a full cost ceiling test impairment of $537,686 and a loss on disposal of oil and gas properties of $2,343,126. The impairment was attributable to declines in energy prices and production relating to the Company’s Reeves County properties. The loss on disposal of oil and gas properties was attributable to the release the Company’s interest in certain properties in Colombia.

NOTE 4—Equity Investment Accounted for at Cost

During the year ended December 31, 2023, the Company received distributions, totaling $1,220,954, from Hupecol Meta representing the Company’s share of distributable net profits. During 2023, the Company invested $2,403,219 for required capital contributions related to drilling operations in Colombia to Hupecol Meta.

The Company’s carrying value of its holdings in Hupecol Meta, was $4.5 million and $2.1 million as of December 31, 2023 and 2022, respectively, as reflected in the line item “Equity investment – Hupecol Meta” in the Company’s consolidated balance sheets.

Impairments

The Company performs annual business reviews of its equity investments accounted for at cost to determine whether the carrying value in that investment is impaired. The Company determined its carrying value in its cost method business was not impaired during the years ended December 31, 2023 and 2022.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

The following table describes changes in our asset retirement liability (“ARO”) during each of the years ended December 31, 2023 and 2022.

	2023	2022

ARO liability at January 1	$72,789	$68,209
Additions from new drilling	—	—
Liabilities settled	(2,706)	—
Changes in estimates	(9,706)	—
Accretion expense	2,707	4,580

ARO liability at December 31	$63,084	$72,789

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

In June 2023, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life and are exercisable at $2.09 per share, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $119,252 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $2.09; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 116%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

Option activity during 2023 and 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	990,177	$3.38
Granted	60,000	$3.91
Exercised	(48,000)	$3.84
Forfeited	(58,000)	$20.43

Outstanding at December 31, 2022	944,177	2.08
Granted	60,000	2.09
Exercised	—
Expired	(3,370)	3.85

Outstanding at December 31, 2023	1,000,807	$2.46	5.33	$107,640
Exercisable at December 31, 2023	955,481	$2.44	5.58	$107,640

As of December 31, 2023, non-vested options totaled 48,000 and total unrecognized stock-based compensation expense related to non-vested stock options was $50,670. The related unrecognized expense is expected to be recognized over a weighted average period of 0.24 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2023 is 5.33 years and 5.58 years, respectively.

As of December 31, 2023, there were 121,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects stock-based compensation recorded by the Company for 2023 and 2022:

	2023	2022

Stock-based compensation expense from stock options and common stock included in general and administrative expense	$238,314	$206,210
Earnings per share effect of stock-based compensation expense	$(0.02)	$(0.02)

NOTE 7—CAPITAL STOCK

Common Stock - At-the-Market Offerings

In November 2022, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with Univest Securities, LLC) (“Univest”) pursuant to which the Company could sell (the “2022 ATM Offering”), at its option, up to an aggregate of $3.5 million in shares of its common stock through Univest, as sales agent. Sales of shares under the Sales Agreement (the “2022 ATM Offering”) were made, in accordance with placement notices delivered to Univest, which notices set parameters under which shares could be sold. The 2022 ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933. The Company paid Univest a commission in cash equal to 3% of the gross proceeds from the sale of shares in the 2022 ATM Offering. The Company reimbursed Univest for $25,000 of expenses incurred in connection with the 2022 ATM Offering.

In 2022, the Company sold an aggregate of 394,678 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $1.5 million. In 2023, the Company sold an aggregate of 578,707 shares in connection with the 2022 ATM Offering and received proceeds, net of commissions and expenses, of $1.7 million.

Warrants

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

A summary of warrant activity and related information for 2023 and 2022 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2021	94,400	$2.50
Issued	—	—
Exercised	—	—
Expired	—	$—
Outstanding at December 31, 2022	94,400	$2.50
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2023	94,400	$2.50	$—
Exercisable at December 31, 2023	94,400	$2.50	$—

NOTE 8—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2023 and 2022.

	2023	2022

Income (loss) before income taxes	$(3,211,277)	$(744,279)

Income tax expense (benefit) computed at statutory rates	$(674,368)	$(156,299)
Permanent differences, nondeductible expenses	9	10,439
Increase (decrease) in valuation allowance	710,366	(189,914)
State and Local Taxes	—	3,003
Other adjustment	(10,919)	369,680
Deferred True-Up	(25,088)	(33,082)
Tax provision	$—	$3,827

Total provision
Foreign	$—	$—
Total provision (benefit)	$—	$3,827

At December 31, 2023 the Company has a federal tax loss carry forward of $12,365,160 and a foreign tax credit carry forward of $18,865, both of which have been fully reserved.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2023 and 2022 are set out below.

	2023	2022
Non-Current Deferred tax assets:
Net operating loss carry forward	$12,365,160	$12,912,710
Foreign tax credit carry forward	18,865	27,745
Deferred state tax	—	—
Stock compensation	470,816	425,860
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	(438,337)	(3,458)
Other	—	(174,401)
ASC 842 lease standard – building lease	281	(4)
Pass-through investment	—	—
Total Non-Current Deferred tax assets	12,416,785	12,188,460
Valuation Allowance	(12,416,785)	(12,188,460)
Net deferred tax asset	$—	$—

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

To the best of the Company’s knowledge, Hupecol Meta has made all requisite filings relative to its operations, including those in Colombia, and that there are no know or expected tax issues, payments due, or judgments related to Hupecol Meta that would adversely impact the Company’s cost method investment therein.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the year ended December 31, 2023, the operating cash outflows related to operating lease liabilities were $87,288 and the expense for the amortization of the right of use asset for operating leases was $66,741. As of December 31, 2023, the Company’s operating lease had a weighted-average remaining term of 1.83 years and a weighted average discount rate of 12%. Below is a summary of the Company’s right of use assets and liabilities as of December 31, 2023:

Right of use asset

Year	Amount
2024	$88,801
2025	75,051
Thereafter	—
Total future lease payments	163,852
Less: imputed interest	17,493
Present value of future operating lease payments	146,359
Less: current portion of operating lease liabilities	75,276
Long-term operating lease liability	$71,083

During the years ended December 31, 2023 and 2022, the Company recognized operating lease expense of $88,644 and $86,644, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company does not have any capital leases or other operating lease commitments.

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

During 2023, no pools were established under the Plan.

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

Payments made by the Company under the Plan and ORRI’s totaled $47,724 and $17,725 in 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had accrued $0 and $0, respectively, under the Plan as accounts payable.

NOTE 10—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2023 and 2022 and long-lived assets as of December 31, 2023 and 2022 attributable to each geographical area are presented below:

	2023		2022
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$794,027	$1,559,301	$1,638,841	$2,274,220
South America	—	—	—	2,343,126
Total	$794,027	$1,559,301	$1,638,841	$4,617,346

NOTE 11—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2023	2022
Revenues
North America	$794,027	$1,638,841
South America	—	—

	$794,027	$1,638,841

Production Cost
North America	$473,925	$631,033
South America	—	—

	$473,925	$631,033

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2023, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$—	$—	$—
Proved properties being amortized	13,321,589	49,444,654	62,766,243
Accumulated depreciation, depletion, amortization and impairment	(11,762,288)	(49,444,654)	(61,206,942)

Net capitalized costs	$1,559,301	$—	$1,559,301

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $9.56 for the United States for the year ended December 31, 2023.

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2023 and 2022 are summarized below:

2023
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved
Exploration costs	—	—
Development costs	—	—

Total costs incurred	$—	$—

	2022
	United States	South America
Property acquisition costs:
Proved	$—	$—
Unproved	—	—
Exploration costs	—	—
Development costs	15,045	—

Total costs incurred	$15,045	$—

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

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States		South America		Total
	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)
Total proved reserves

Balance December 31, 2021	906,918	94,551	—	—	906,918	94,551

Revisions of prior estimates	197,137	(346)	—	—	197,137	(346)
Production	(73,635)	(10,688)	—	—	(73,635)	(10,688)

Balance December 31, 2022	1,030,420	83,517	—	—	1,030,420	83,517

Revisions to prior estimates	(365,414)	(16,947)	—	—	(365,414)	(16,947)
Production	(57,360)	(7,971)	—	—	(57,360)	(7,971)

Balance December 31, 2023	607,646	58,599	—	—	607,646	58,599

Proved developed reserves
at December 31, 2022	1,030,420	83,517	—	—	1,030,420	83,517
at December 31, 2023	607,646	58,599	—	—	607,646	58,599

Proved undeveloped reserves
at December 31, 2022	—	—	—	—	—	—
at December 31, 2023	—	—	—	—	—	—

As of December 31, 2023 and 2022, the Company had no proved undeveloped (“PUD”) reserves.

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

Standardized measure of discounted future net cash flows at December 31, 2023:

	United States	South America	Total
Future cash flows from sales of oil and gas	$6,509,498	$—	$6,509,498
Future production cost	(3,804,439)	—	(3,804,439)
Future development cost	—	—	—
Future net cash flows	2,705,059	—	2,705,059
10% annual discount for timing of cash flow	(1,140,335)	—	(1,140,335)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,564,724	$—	$1,564,724

Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	$(196,003)	$—	$(196,003)
Change due to revisions in standardized variables:
Accretion of discount	516,316	—	516,316
Net change in sales and transfer price, net of production costs	(3,117,105)	—	(3,117,105)
Net change in future development cost	—	—	—
Discoveries	—	—	—
Revision and others	(645,668)	—	(645,668)
Changes in production rates and other	(155,975)	—	(155,975)

Net	)	—	)
Beginning of year	5,163,159	—	5,163,159
End of year	$1,564,724	$—	$1,564,724

Standardized measure of discounted future net cash flows at December 31, 2022:

	United States	South America	Total
Future cash flows from sales of oil and gas	$16,451,375	$—	$16,451,375
Future production cost	(5,918,092)	—	(5,918,092)
Future development cost	—	—	—
Future net cash flows	10,533,283	—	10,533,283
10% annual discount for timing of cash flow	(5,370,124)	—	(5,370,124)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$5,163,159	$—	$5,163,159

Changes in standardized measure:
Change due to current year operations
Sales, net of production costs	$(1,007,808)	$—	$(1,007,808)
Change due to revisions in standardized variables:
Accretion of discount	338,098	—	338,098
Net change in sales and transfer price, net of production costs	1,876,949	—	1,876,949
Net change in future development cost	—	—	—
Discoveries	—	—	—
Revision and others	691,609	—	691,609
Changes in production rates and other	(116,667)	—	(116,667)

Net	1,782,181	—	1,782,181
Beginning of year	3,380,978	—	3,380,978
End of year	$5,163,159	$—	$5,163,159

