Form 10-K/A
period 2023-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2024-04-04
CIK 1156041

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 1, 2024 was 10,906,353.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2024 Annual Meeting are incorporated by reference into Part III of this Report.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	Houston, Texas	688

HOUSTON AMERICAN ENERGY CORP.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Houston American Energy Corp. (the “Company”) for the year ended December 31, 2023 as originally filed with the Securities and Exchange Commission on April 2, 2024 (the “Original Filing”).

This Form 10-K/A amends the Original Filing solely to correct the registration statements listed in Exhibits 23.1 and 23.2 (the consents of Marcum, LLP, dated April 2, 2024, and Russell K. Hall and Associates, Inc., dated April 2, 2024) of the Original Filing.

This Form 10-K/A also amends Item 15 of Part IV to include a new certification by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page F-1.
2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated November 18, 2022, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	11/18/22	1.1

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001				X

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted June 26, 2023	8-K	06/29/23	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001				X

3.4	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed July 21, 2020	8-K	07/17/20	3.1

4.1	Description of Securities				X

10.1	Form of 2019 Warrant	8-K	09/20/19	10.3

10.2	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.3	Houston American Energy Corp. 2021 Equity Incentive Plan*	Sch 14A	04/28/21	Ex B

10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP				X

23.2	Consent of Russell K. Hall & Associates, Inc.				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO	10-K	04/02/24	32.1

97.1	Clawback Policy	10-K	04/02/24	97.1

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Russell K. Hall & Associates, Inc.	10-K	04/02/24	99.2

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: April 4, 2024

	By:	/s/ John Terwilliger
John Terwilliger
President