Form 10-Q
period 2024-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2024-05-15
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, we had 10,906,353 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,751,149	$4,059,182
Accounts receivable – oil and gas sales	27,173	71,736
Prepaid expenses and other current assets	123,162	35,244
TOTAL CURRENT ASSETS	3,901,484	4,166,162

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,776,033	62,776,561
Office equipment	90,004	90,004
Total	62,866,037	62,866,565
Accumulated depletion, depreciation, amortization, and impairment	(61,342,242)	(61,307,264)
PROPERTY AND EQUIPMENT, NET	1,523,795	1,559,301

Equity investment – Hupecol Meta LLC	4,936,161	4,505,358
Right of use asset	127,074	145,021
Other assets	3,167	3,167
TOTAL ASSETS	$10,491,681	$10,379,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$250,778	$156,572
Accrued expenses	17,400	17,083
Current portion of lease liability	77,939	75,276
TOTAL CURRENT LIABILITIES	346,117	248,931

LONG-TERM LIABILITIES
Lease liability, net of current portion	50,496	71,083
Reserve for plugging and abandonment costs	64,189	63,084
TOTAL LONG-TERM LIABILITIES	114,685	134,167

TOTAL LIABILITIES	460,802	383,098

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 12,000,000 shares authorized 10,906,353 shares issued and outstanding	10,907	10,907
Additional paid-in capital	87,034,668	86,984,001
Accumulated deficit	(77,014,696)	(76,998,997)
TOTAL SHAREHOLDERS’ EQUITY	10,030,879	9,995,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,491,681	$10,379,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023

OIL AND GAS REVENUE	$147,686	$230,024

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	163,030	113,686
General and administrative expense	357,807	329,819
Depreciation and depletion	34,978	46,955
Total operating expenses	555,815	490,460

Loss from operations	(408,129)	(260,436)

OTHER INCOME, NET
Interest income	31,214	30,500
Other income	361,216	334,111
Total other income	392,430	364,611

Net (loss) income before taxes	(15,699)	104,175

Income tax expense	—	—

Net (loss) income	$(15,699)	$104,175

Basic and diluted (loss) income per common share	$(0.00)	$0.01

Based and diluted weighted average number of common shares outstanding	10,906,353	10,777,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	10,906,353	$10,907	$86,984,001	$(76,998,997)	$9,995,911

Stock-based compensation	—	—	50,667	—	50,667
Net loss	—	—	—	(15,699)	(15,699)

Balance at March 31, 2024	10,906,353	$10,907	$87,034,668	$(77,014,696)	10,030,879

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874

Stock-based compensation	—	—	84,445	—	84,445
Issuance of common stock for cash, net	294,872	295	901,205	—	901,500
Net income	—	—	—	104,175	104,175

Balance at March 31, 2023	10,662,518	$10,623	$86,079,916	$(73,683,545)	$12,406,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(15,699)	$104,175
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and depletion	34,978	46,955
Accretion of asset retirement obligation	1,105	2,336
Stock-based compensation	50,667	84,445
Amortization of right of use asset	17,947	16,402
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	44,563	60,287
Decrease (increase) in accrued earnings distributions from Hupecol Meta, LLC	—	(334,111)
Decrease (increase) in prepaid expenses and other current assets	(87,918)	56,141
(Decrease) increase in accounts payable and accrued expenses	95,051	(1,726)
Decrease in operating lease liability	(17,924)	(15,661)

Net cash provided by (used in) operating activities	122,770	19,243

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital contribution for equity investment	(430,803)	(222,219)

Net cash used in investing activities	(430,803)	(222,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	—	901,500

Net cash provided by financing activities	—	901,500

Increase (decrease) in cash	(308,033)	698,524
Cash, beginning of period	4,059,182	4,547,210
Cash, end of period	$3,751,149	$5,245,734

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in estimate of asset retirement obligations, net	—	1,969
Changes in accrued equity investment contributions and distributions	—	33,038

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2023.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiary (HAEC Louisiana E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, with an accumulated deficit of $77.0 million as of March 31, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $3,501,149 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2024. The Company also had cash deposits of $2,237 in Colombian banks at March 31, 2024 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Subsequent Events

The Company has evaluated all transactions from March 31, 2024 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Oil sales	$103,048	$162,282
Natural gas sales	16,316	24,911
Natural gas liquids sales	28,322	42,831
Total revenue from customers	$147,686	$230,024

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2024 or 2023.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2024 and 2023, the Company recorded depletion expense of $34,978 and $46,955, respectively.

Geographical Information

The Company currently has properties in the United States. Revenues for the three months ended March 31, 2024 and long lived assets (net of depletion, amortization, and impairments) as of March 31, 2024 are presented below:

	Three Months Ended March 31, 2024	As of March 31, 2024
	Revenues	Long Lived Assets, Net
United States	$147,686	$1,523,795
Total	$147,686	$1,523,795

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

During the three months ended March 31, 2024, the Company made capital contributions totaling $430,803, to Hupecol Meta to cover its share of required capital contributions. During the three months ended March 31, 2024, the Company received distributions, totaling $361,216, from Hupecol Meta representing the Company’s share of distributable net profits of Hupecol Meta.

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

Stock Option Activity

A summary of stock option activity and related information for the three months ended March 31, 2024 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2024	1,000,807	$2.46
Granted	—	—
Exercised	—	—
Expired	(92,668)	3.15
Outstanding at March 31, 2024	908,139	$2.39	$—
Exercisable at March 31, 2024	908,139	$2.39	$—

During the three months ended March 31, 2024, the Company recognized $50,667 of stock-based compensation expense attributable to the amortization of stock options. As of March 31, 2024, there is no unrecognized stock-based compensation expense related to non-vested stock options.

As of March 31, 2024, there were 121,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Stock-based compensation expense included in general and administrative expense	$50,667	$84,445
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.01)

NOTE 6 – CAPITAL STOCK

Warrants

A summary of warrant activity and related information for 2024 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2024	94,400	$2.50
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2024	94,400	$2.50	$—
Exercisable at March 31, 2024	94,400	$2.50	$—

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

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(15,699)	$104,175

Effect of common stock equivalents	—	—
Net (loss) income adjusted for common stock equivalents	$(15,699)	$104,175

Denominator:
Weighted average common shares – basic	10,906,353	10,417,136

Dilutive effect of common stock equivalents:
Options and warrants	—	360,322

Denominator:
Weighted average common shares – diluted	10,906,353	10,777,458

(Loss) earnings per common share – basic	$(0.00)	$0.01

(Loss) earnings per common share – diluted	$(0.00)	$0.01

For the three months ended March 31, 2024 and 2023, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per common share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock warrants	94,400	—
Stock options	908,139	221,363
Total	1,002,539	221,363

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three months ended March 31, 2024, the operating cash outflows related to operating lease liabilities of $17,924 and the expense for the right of use asset for operating leases was $17,947. As of March 31, 2024, the Company’s operating lease had a weighted-average remaining term of 1.58 years and a weighted average discount rate of 12%. As of March 31, 2024, the lease agreement requires future payments as follows:

Year	Amount
2024	66,664
2025	75,051
Total future lease payments	141,715
Less: imputed interest	(13,280)
Present value of future operating lease payments	128,435
Less: current portion of operating lease liabilities	(77,939)
Operating lease liabilities, net of current portion	$50,496
Right of use assets	$127,074

Total base rental expense was $22,646 and $22,161 for the three months ended March 31, 2024 and 2023, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2024, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2023.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2023. As of, and for the three months ended, March 31, 2024, there have been no material changes or updates to our critical accounting policies.

Recent Developments

Drilling and Operating Activity

During the three months ended March 31, 2024, no drilling activities were conducted on our properties or on properties of Hupecol Meta. At March 31, 2024, we had 4 wells on production in the U.S. Permian Basin.

In April 2024, the operator of our Reeves County wells advised that it had paid but failed to withhold our share of severance taxes attributable to one or more of our properties for select periods. Approximately $24,500 of severance taxes attributable to such under-withholding were recorded in the three months ended March 31, 2024.

Operations, Planned Drilling and Divestiture in Colombia

At March 31, 2024, Hupecol Meta operated four wells in the Venus Exploration Area of the CPO-11 block in Colombia. Each of the four wells operated by Hupecol Meta were shut-in from February 20 to March 18, 2024 as a result of a dispute with local residents regarding maintenance of the road serving the wells.

We own an approximately 18% interest Hupecol Meta, representing an approximately 16% interest in the wells operated in the Venus Exploration Area. We do not report results of Hupecol Meta in our consolidated operating results but include our investment in Hupecol Meta on our balance sheet as “Equity Investment – Hupecol Meta” with distributions from Hupecol Meta reported as “Other Income” on our Statement of Operations.

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

Capital Investments

During the quarter ended March 31, 2024, our capital investment expenditures totaled $430,803, attributable to investments in our equity investment in Hupecol Meta LLC (“Hupecol Meta”).

Distributions from Equity Investment

During the three months ended March 31, 2024, we received distributions, totaling $361,216, from Hupecol Meta, representing our share of distributable net income and reflected as “Other Income” on our Statement of Operations.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 36% to $147,686 in the three months ended March 31, 2024, compared to $230,024 in the three months ended March 31, 2023. The decrease in revenue was due to decreases in average sales price of natural gas (down 9%), oil production (down 38%), and natural gas production (down 28%), partially offset by an increase in average sales price of oil (up 2%).

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2024 and 2023:

	Three Months Ended March 31,(1)
	2024	2023
Gross producing wells	4	4
Net producing wells	0.68	0.68
Net oil production (Bbl)	1,393	2,242
Net gas production (Mcf)	12,686	17,594
Average sales price – oil (per barrel)	$73.98	$72.37
Average sales price – natural gas (per Mcf)	$1.29	$1.42

(1) All well, production and price information excludes wells operated by Hupecol Meta.

The change in production volumes was primarily attributable to the natural decline in production.

The change in average oil and natural gas sales price realized reflects global energy trends.

Oil and gas sales revenues are entirely attributable to our U.S. properties.

Lease Operating Expenses. Lease operating expenses increased 43% to $163,030 during the three months ended March 31, 2024, from $113,686 during the three months ended March 31, 2023.

Lease operating expenses are entirely attributable to our U.S. properties and exclude lease operating expenses of Hupecol Meta. The increase in lease operating expense for the quarter was attributable to the additional severance tax expense from prior periods and increase in production expenses during the three months ended March 31, 2024.

Depreciation and Depletion Expense. Depreciation and depletion expense was $34,978 and $46,955 for the three months ended March 31, 2024 and 2023, respectively. The change in depreciation and depletion was principally due to the decline in oil production during the three months ended March 31, 2024.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased by 25% to $307,140 during the three months ended March 31, 2024 from $245,374 during the three months ended March 31, 2023. The change in general and administrative expense was primarily attributable to an increase in salaries (up $14,474) and professional fees.

Stock-Based Compensation. Stock-based compensation decreased nominally to $50,667 during the three months ended March 31, 2024 from $84,445 during the three months ended March 31, 2023.

Other Income (Expense). Other income/expense, net, totaled $392,430 of income during the three months ended March 31, 2024, compared to $364,611 of income during the three months ended March 31, 2023. Other income consisted of equity investment distributions totaling $361,216 and $334,111, respectively, from Hupecol Meta, representing our share of distributable net income for the three months ended March 31, 2024 and 2023, respectively, and interest income on cash balances during the three months ended March 31, 2024 and 2023.

Financial Condition

Liquidity and Capital Resources. At March 31, 2024, we had a cash balance of $3,751,149 and working capital of $3,555,367, compared to a cash balance of $4,059,182 and working capital of $3,917,231 at December 31, 2023.

Cash Flows. Operating activities provided $122,770 of cash during the three months ended March 31, 2024, compared to cash provided of $19,243 during the three months ended March 31, 2023. The change in operating cash flow was attributable to changes in operating assets and liabilities from period to period, in particular the recording of accrued earnings distributions during the three months ended March 31, 2023, which largely offset the net income during the three months ended March 31, 2023.

Investing activities used cash of $430,803 during the three months ended March 31, 2024, compared to $222,219 used during the three months ended March 31, 2023. Cash used in investing activities for both periods was attributable to investments in Hupecol Meta to support our share of costs in Colombia.

Financing activities provided $0 during the three months ended March 31, 2024, compared to $901,500 provided during the three months ended March 31, 2023. Cash provided by financing activities during the three months ended March 31, 2023 was attributable to funds received from the sale of common stock in the company’s 2022 ATM offering.

Long-Term Liabilities. At March 31, 2024, we had long-term liabilities of $114,685, compared to $134,167 at December 31, 2023. Long-term liabilities at March 31, 2024 and December 31, 2023, consisted of a reserve for plugging costs and the long-term lease liability.

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

During the three months ended March 31, 2024, we invested $430,803 for the acquisition and development of oil and gas properties, consisting of capital contributions to Hupecol Meta. The $430,803 invested in Hupecol Meta was capitalized to our equity investment in Hupecol Meta.

As our allocable share of well costs will vary depending on the timing and number of wells drilled as well as our working interest in each such well and the level of participation of other interest owners, we have not established a drilling budget but will budget on a well-by-well basis as our operators propose wells. We believe that we have the ability, through our cash on-hand, to fund operations and our cost for all planned wells expected to be drilled during 2024.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2024 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding accounting for certain transactions, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 15, 2024
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

