Form 10-Q
period 2024-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2024-08-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, we had 10,906,353 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

ITEM 1	Financial Statements

PART I - FINANCIAL INFORMATION

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,380,769	$4,059,182
Accounts receivable – oil and gas sales	32,108	71,736
Prepaid expenses and other current assets	104,236	35,244
TOTAL CURRENT ASSETS	3,517,113	4,166,162

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,777,666	62,776,561
Office equipment	90,004	90,004
Total	62,867,670	62,866,565
Accumulated depletion, depreciation, amortization, and impairment	(61,370,349)	(61,307,264)
PROPERTY AND EQUIPMENT, NET	1,497,321	1,559,301
Equity investment – Hupecol Meta LLC	5,271,628	4,505,358
Right of use asset	108,582	145,021
Other assets	3,167	3,167
TOTAL ASSETS	$10,397,811	$10,379,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$252,049	$156,572
Accrued expenses	17,065	17,083
Current portion of lease liability	80,683	75,276
TOTAL CURRENT LIABILITIES	349,797	248,931

LONG-TERM LIABILITIES
Lease liability, net of current portion	29,286	71,083
Reserve for plugging and abandonment costs	64,189	63,084
TOTAL LONG-TERM LIABILITIES	93,475	134,167
TOTAL LIABILITIES	443,272	383,098

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 20,000,000 shares authorized 10,906,353 shares issued and outstanding	10,907	10,907
Additional paid-in capital	87,047,414	86,984,001
Accumulated deficit	(77,103,782)	(76,998,997)
TOTAL SHAREHOLDERS’ EQUITY	9,954,539	9,995,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,397,811	$10,379,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

OIL AND GAS REVENUE	$263,490	434,414	$115,805	204,390

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	305,233	215,400	142,203	101,714
General and administrative expense	713,554	1,046,434	355,747	716,615
Depreciation and depletion	63,085	91,896	28,107	44,941
Total operating expenses	1,081,872	1,353,730	526,057	863,270

Loss from operations	(818,382)	(919,316)	(410,252)	(658,880)

OTHER INCOME, NET
Interest income	59,455	74,635	28,241	44,135
Other income	654,142	648,475	292,926	314,364
Total other income	713,597	723,110	321,167	358,499

Net (loss) income before taxes	(104,785)	(196,206)	(89,085)	(300,381)

Income tax expense	—		—

Net (loss) income	$(104,785)	(196,206)	$(89,085)	(300,381)

Basic and diluted (loss) income per common share	$(0.01)	(0.02)	$(0.01)	(0.03)

Based and diluted weighted average number of common shares outstanding	10,906,353	10,659,076	10,906,353	10,896,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	10,906,353	$10,907	$86,984,001	$(76,998,997)	$9,995,911

Stock-based compensation	—	—	50,667	—	50,667
Net loss	—	—	—	(15,699)	(15,699)
Balance at March 31, 2024	10,906,353	10,907	87,034,668	(77,014,697)	10,030,879

Stock-based compensation	—	—	12,746	—	12,746
Net loss	—	—	—	(89,085)	(89,085)

Balance at June 30, 2024	10,906,353	$10,907	$87,047,414	$(77,103,782)	9,954,539

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874

Stock-based compensation	—	—	84,445	—	84,445
Issuance of common stock for cash, net	294,872	295	901,205	—	901,500
Net income	—	—	—	104,175	104,175

Balance at March 31, 2023	10,662,518	$10,623	$86,079,916	$(73,683,545)	$12,406,994

Stock-based compensation	—	—	77,870	—	77,870
Issuance of common stock for cash, net	283,835	284	750,216	—	750,500
Net income	—	—	—	(300,381)	(300,381)

Balance at June 30, 2023	10,936,353	$10,907	$86,908,002	$(73,983,926)	$12,934,983

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(104,785)	$(196,206)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and depletion	63,085	91,896
Accretion of asset retirement obligation	1,105	2,678
Stock-based compensation	63,413	162,315
Amortization of right of use asset	36,385	32,836
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	39,628	(113,971)
Decrease (increase) in accrued earnings distributions from Hupecol Meta, LLC	—	(648,475)
Decrease (increase) in prepaid expenses and other current assets	(68,992)	534,155
(Decrease) increase in accounts payable and accrued expenses	94,354	(51,101)
Decrease in operating lease liability	(36,390)	(31,594)

Net cash provided by (used in) operating activities	87,803	(217,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital contribution for equity investment	(766,216)	(448,909)

Net cash used in investing activities	(766,216)	(448,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	—	1,652,000

Net cash provided by financing activities	—	1,652,000

Increase (decrease) in cash	(678,413)	985,624
Cash, beginning of period	4,059,182	4,547,210
Cash, end of period	$3,380,769	$5,532,834

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in estimate of asset retirement obligations, net	—	1,259
Changes in accrued equity investment contributions and distributions	—	33,038
Change in accrued Oil and Gas development	1,105	—

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, with an accumulated deficit of $77.1 million as of June 30, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $3,130,769 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2024. The Company also had cash deposits of $284 in Colombian banks at June 30, 2024 that are not insured by the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Subsequent Events

The Company has evaluated all transactions from June 30, 2024 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil sales	$102,923	150,767	$205,971	313,049
Natural gas sales	(8,248)	16,963	8,068	41,874
Natural gas liquids sales	21,130	36,660	49,452	79,491
Total revenue from customers	$115,805	204,390	$263,490	434,414

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2024 or 2023.

NOTE 3 – OIL AND GAS PROPERTIES

During the three and six months ended June 30, 2024, the Company recorded depletion expense of $28,107 and $63,085, respectively. During the three and six months ended June 30, 2023, the Company recorded depletion expense of $44,941 and $79,640, respectively

Geographical Information

The Company currently has properties in the United States. Revenues for the six months ended June 30, 2024 and long-lived assets (net of depletion, amortization, and impairments) as of June 30, 2024 are presented below:

	Six Months Ended June 30, 2024	As of June 30, 2024
	Revenues	Long Lived Assets, Net
United States	$263,490	$1,497,321
Total	$263,490	$1,497,321

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

During the three months ended June 30, 2024, the Company made capital contributions totaling $766,216, to Hupecol Meta to cover its share of required capital contributions. During the three months ended June 30, 2024, the Company received distributions, totaling $654,142, from Hupecol Meta representing the Company’s share of distributable net profits of Hupecol Meta.

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

Stock Option Activity

A summary of stock option activity and related information for the three months ended June 30, 2024 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2024	1,000,807	$2.46
Granted	60,000	1.21
Exercised	—	—
Expired	(152,668)	3.98
Outstanding at June 30, 2024	908,139	$2.17	$—
Exercisable at June 30, 2024	862,813	$2.17	$—

During the six months ended June 30, 2024, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life, are exercisable at $1.21 per share, vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $63,730 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $1.21; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 97.8%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

During the three and six-months ended June 30, 2024, the Company recognized $12,746 and $63,413, respectively, of stock-based compensation expense attributable to the amortization of stock options. As of June 30, 2024, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $50,988. The unrecognized expense is expected to be recognized over a weighted average period of 0.72 years and the weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2024 is 6.44 years and 6.22 years, respectively.

As of June 30, 2024, there were 61,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Stock-based compensation expense included in general and administrative expense	$12,746	$77,870	$63,413	$162,315
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

NOTE 6 – CAPITAL STOCK

Warrants

A summary of warrant activity and related information for 2024 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2024	94,400	$2.46
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2024	94,400	$2.46	$—
Exercisable at June 30, 2024	94,400	$2.46	$—

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

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(89,085)	(300,381)	$(104,785)	(196,206)

Effect of common stock equivalents	—	—	—	—
Net (loss) income adjusted for common stock equivalents	$(89,085)	(300,381)	$(104,785)	(196,206)

Denominator:
Weighted average common shares – basic	10,906,353	10,896,996	10,906,353	10,659,076

Dilutive effect of common stock equivalents:
Options and warrants	—	—	—	—

Denominator:
Weighted average common shares – diluted	10,906,353	10,896,996	10,906,353	10,659,076

(Loss) earnings per common share – basic	$(0.01)	(0.03)	$(0.01)	(0.02)

(Loss) earnings per common share – diluted	$(0.01)	(0.03)	$(0.01)	(0.02)

For the six months ended June 30, 2024 and 2023, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per common share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Stock warrants	94,400	94,400	94,400	94,400
Stock options	908,139	1,004,177	908,139	1,004,177
Total	1,002,539	1,098,577	1,002,539	1,098,577

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three and six months ended June 30, 2024, the operating cash outflows related to operating lease liabilities of $22,137 and $44,274, respectively, and the expense for the right of use asset for operating leases totaled $18,492 and $36,440, respectively. As of June 30, 2024, the Company’s operating lease had a weighted-average remaining term of 1.58 years and a weighted average discount rate of 12%. As of June 30, 2024, the lease agreement requires future payments as follows:

Year	Amount
2024	$44,526
2025	75,051
Total future lease payments	119,577
Less: imputed interest	(9,608)
Present value of future operating lease payments	109,969
Less: current portion of operating lease liabilities	(80,683)
Operating lease liabilities, net of current portion	$29,286
Right of use assets	$108,582

Total base rental expense was $22,161 and $22,570 for the three months ended June 30, 2024 and 2023, respectively, and $44,322 and $45,731 for the six months ended June 30, 2024 and 2023, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended June 30, 2024, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates include use of the full cost method of accounting for oil and gas activities, revenue recognition, unevaluated oil and gas properties, and stock-based compensation. There were no material changes in our critical accounting estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

A description of our critical accounting policies, including estimates, was provided in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recent Developments

Drilling and Operating Activity

During the three months ended June 30, 2024, no drilling activities were conducted on properties of Hupecol Meta. At June 30, 2024, we had 4 wells on production in the U.S. Permian Basin.

In June 2024, the Company entered into a joint venture agreement with EOG Resources, Inc. (“EOG”) with respect to the drilling of six wells on the State Finkle Unit in the Wolfcamp formation in Reeves County, Texas. During June 2024, the Company elected to participate in all six wells.

Pursuant to the joint venture agreement, EOG will act as operator of the unit and is the principal working interest owner in the unit. The unit includes acreage subject to our existing O’Brien lease. We will hold an approximately 0.0078 working interest in the unit. The first well was scheduled to spud June 23, 2024 with all six wells anticipated to be spud by September 1, 2024. Houston American’s cost of participating in the drilling program is estimated at $550,000.

Operations, Planned Drilling and Divestiture in Colombia

At June 30, 2024, Hupecol Meta operated four wells in the Venus Exploration Area of the CPO-11 block in Colombia. Each of the four wells operated by Hupecol Meta were shut-in from February 20 to March 18, 2024 as a result of a dispute with local residents regarding maintenance of the road serving the wells.

We own an approximately 18% interest in Hupecol Meta, representing an approximately 16% interest in the wells operated in the Venus Exploration Area. We do not report results of Hupecol Meta in our consolidated operating results but include our investment in Hupecol Meta on our balance sheet as “Equity Investment – Hupecol Meta” with distributions from Hupecol Meta reported as “Other Income” on our Statement of Operations.

Hupecol Meta has advised that it intends to evaluate potential monetization or some form of divestiture of its assets in Colombia, including the interest in the CPO-11 block held by Hupecol Meta. Pending the outcome of Hupecol Meta’s evaluation of, and potential efforts regarding, divestiture or monetization of the CPO-11 block Hupecol Meta plans to drill one vertical well in the third quarter of 2024 on the CPO-11 block. We expect to continue to operate our existing wells in the CPO-11 block. There is no assurance as to the timing or outcome of Hupecol Meta’s potential monetization or divestiture of assets.

Capital Investments

During the quarter ended June 30, 2024, our capital investment expenditures totaled $766,216, attributable to investments in our equity investment in Hupecol Meta LLC (“Hupecol Meta”).

Distributions from Equity Investment

During the three and six months ended June 30, 2024, we received distributions, totaling $292,926 and $654,142, respectively, from Hupecol Meta, representing our share of distributable net income and reflected as “Other Income” on our Statement of Operations.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 43% to $115,805 in the three months ended June 30, 2024, compared to $204,390 in the three months ended June 30, 2023. Oil and gas revenues declined 39% to $263,490 in the six months ended June 30, 2024, compared to $434,414 for the six months ended June 30, 2023. The decrease in revenue was due to decreases in average sales price of natural gas (down 72%), oil production (down 37%), and natural gas production (down 38%), partially offset by an increase in average sales price of oil (up 7%).

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended June 30, 2024 and 2023:

	Six Months Ended June 30,(1)		Three Months Ended June 30,(1)
	2024	2023	2024	2023

Gross producing wells	4	4	4	4
Net producing wells	0.68	0.68	0.68	0.68
Net oil production (Bbl)	2,690	4,359	1,091	2,116
Net gas production (Mcf)	21,164	33,456	7,722	15,862
Average sales price – oil (per barrel)	$76.56	$71.82	$79.71	$71.23
Average sales price – natural gas (per Mcf)	$0.38	$1.25	$1.38	$1.07

(1) All well, production and price information excludes wells operated by Hupecol Meta.

The change in production volumes was primarily attributable to the natural decline in production.

The change in average oil and natural gas sales price realized reflects global energy trends.

Oil and gas sales revenues are entirely attributable to our U.S. properties.

Lease Operating Expenses. Lease operating expenses increased 40% to $142,203 during the three months ended June 30, 2024, from $101,714 during the three months ended June 30, 2023. Lease operating expenses increased 42% to $305,233 during the six months ended June 30, 2024, from $215,400 during the six months ended June 30, 2023. The increase in lease operating expenses was attributable to additional severance tax expense from prior periods and increase in production expenses during the three months ended June 30, 2024.

Lease operating expenses are entirely attributable to our U.S. properties and exclude lease operating expenses of Hupecol Meta.

Depreciation and Depletion Expense. Depreciation and depletion expense was $28,107 and $44,941 for the three months ended June 30, 2024 and 2023, respectively, and $63,085 and $91,896 for the six months ended June 30, 2024 and 2023, respectively. The change in depreciation and depletion was principally due to the decline in oil production during the six months ended June 30, 2024.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense decreased by 52% to $343,001 during the three months ended June 30, 2024 from $716,615 during the three months ended June 30, 2023, and decreased 33% to $650,141 during the six months ended June 30, 2024, from $1,046,434 during the six months ended June 30, 2023. The decrease in general and administrative expense was primarily attributable to a bonus of $200,000 paid to our CEO in the second quarter of 2023, which was not repeated this quarter.

Stock-Based Compensation. Stock-based compensation decreased to 12,746 during the three months ended June 30, 2024 and $60,413 during six months ended June 30, 2024 from $77,780 during the three months ended June 30, 2023 and $162,315 during the six months ended June 30, 2023.

Other Income (Expense). Other income/expense, net, totaled $321,167 of income during the three months ended June 30, 2024, compared to $358,499 of income during the three months ended June 30, 2023, and totaled $713,597 during the six months ended June 30, 2024, compared to $723,110 during the six months ended June 30, 2023. The change in income for the three month period was primarily attributable to the decline in oil production. Other income consisted of equity investment distributions totaling $654,142 and $648,475, respectively, from Hupecol Meta, representing our share of distributable net income for the six months ended June 30, 2024 and 2023, respectively, and interest income on cash balances during the six months ended June 30, 2024 and 2023.

Financial Condition

Liquidity and Capital Resources. At June 30, 2024, we had a cash balance of $3,380,769 and working capital of $3,167,316, compared to a cash balance of $4,059,182 and working capital of $3,917,231 at December 31, 2023.

Cash Flows. Operating activities provided $87,803 of cash during the six months ended June 30, 2024, compared to cash outflows of $217,467 during the six months ended June 30, 2023. The change in operating cash flow was attributable to a bonus of $200,000 paid to our CEO in the second quarter of 2023, which was not repeated this quarter.

Investing activities used cash of $766,216 during the six months ended June 30, 2024, compared to $448,909 used during the six months ended June 30, 2023. Cash used in investing activities for both periods was attributable to investments in Hupecol Meta to support our share of costs in Colombia.

Financing activities provided $0 during the six months ended June 30, 2024, compared to $1,652,000 provided during the six months ended June 30, 2023. Cash provided by financing activities during the six months ended June 30, 2023 was attributable to funds received from the sale of common stock in the company’s 2022 ATM offering.

Long-Term Liabilities. At June 30, 2024, we had long-term liabilities of $93,475, compared to $134,167 at December 31, 2023. Long-term liabilities at June 30, 2024 and December 31, 2023, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. During 2023, capital expenditures relating to Hupecol Meta increased with our investments in Hupecol Meta to fund our share of costs associated with the initial wells drilled on the CPO-11 block. Based on discussions with Hupecol Meta, we anticipate that one additional vertical well will be drilled on the CPO-11 block by mid-2024 pending efforts by Hupecol Meta to monetize its interest in the CPO-11 block. Our costs relating to the drilling of such well is estimated at approximately $550,000. There are no present plans to conduct additional drilling operations on our U.S. properties. The actual timing and number of well operations undertaken, if any, will be principally controlled by the operators of our acreage based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the three months ended June 30, 2024, we invested $766,216 for the acquisition and development of oil and gas properties, consisting of capital contributions to Hupecol Meta. The $766,216 invested in Hupecol Meta was capitalized to our equity investment in Hupecol Meta.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2024 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding accounting for certain transactions, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 14, 2024
	By:	/s/ John Terwilliger
John Terwilliger
CEO and President (Principal Executive Officer and Principal Financial Officer)

