Form 10-Q
period 2024-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2024-11-14
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2024, we had 13,086,533 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

ITEM 1	Financial Statements

PART I - FINANCIAL INFORMATION

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,847,296	$4,059,182
Accounts receivable – oil and gas sales	139,886	71,736
Prepaid expenses and other current assets	78,414	35,244
TOTAL CURRENT ASSETS	3,065,596	4,166,162

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,777,666	62,776,561
Office equipment	90,004	90,004
Total	62,867,670	62,866,565
Accumulated depletion, depreciation, amortization, and impairment	(61,410,343)	(61,307,264)
PROPERTY AND EQUIPMENT, NET	1,457,327	1,559,301
Equity investment – Hupecol Meta LLC	5,577,722	4,505,358
Right of use asset	89,531	145,021
Other assets	3,167	3,167

TOTAL ASSETS	$10,193,343	$10,379,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$192,329	$156,572
Accrued expenses	17,065	17,083
Current portion of lease liability	83,510	75,276
TOTAL CURRENT LIABILITIES	292,904	248,931

LONG-TERM LIABILITIES
Lease liability, net of current portion	7,431	71,083
Reserve for plugging and abandonment costs	64,189	63,084
TOTAL LONG-TERM LIABILITIES	71,620	134,167
TOTAL LIABILITIES	364,524	383,098

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 20,000,000 shares authorized 10,906,353 shares issued and outstanding	10,907	10,907
Additional paid-in capital	87,066,462	86,984,001
Accumulated deficit	(77,248,550)	(76,998,997)
TOTAL SHAREHOLDERS’ EQUITY	9,828,819	9,995,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,193,343	$10,379,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023

OIL AND GAS REVENUE	$393,729	547,408	$130,239	112,994

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	534,443	344,318	229,210	128,918
General and administrative expense	1,012,862	1,409,445	299,308	363,011
Depreciation and depletion	103,079	115,645	39,994	23,749
Total operating expenses	1,650,384	1,869,408	568,512	515,678

Loss from operations	(1,256,655)	(1,322,000)	(438,273)	(402,684)

OTHER INCOME, NET
Interest income	84,143	114,061	24,688	39,426
Other income	922,959	1,235,101	268,817	586,626
Total other income	1,007,102	1,349,162	293,505	626,052

Net (loss) income before taxes	(249,553)	27,162	(144,768)	223,368

Income tax expense	—	—	—	—

Net (loss) income	$(249,553)	27,162	$(144,768)	223,368

Basic and diluted (loss) income per common share	$(0.02)	0.00	$(0.01)	0.02

Based and diluted weighted average number of common shares outstanding	10,906,353	10,742,407	10,906,353	10,906,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	10,906,353	$10,907	$86,984,001	$(76,998,997)	$9,995,911

Stock-based compensation	—	—	50,667	—	50,667
Net loss	—	—	—	(15,699)	(15,699)
Balance at March 31, 2024	10,906,353	10,907	87,034,668	(77,014,696)	10,030,879

Stock-based compensation	—	—	12,746	—	12,746
Net loss	—	—	—	(89,086)	(89,086)
Balance at June 30, 2024	10,906,353	10,907	87,047,414	(77,103,782)	9,954,539

Stock-based compensation	—	—	19,048	—	19,048
Net loss	—	—	—	(144,768)	(144,768)
Balance at September 30, 2024	10,906,353	$10,907	$87,066,462	$(77,248,550)	9,828,819

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874
Stock-based compensation	—	—	84,445	—	84,445
Issuance of common stock	294,872	295	901,205	—	901,500
Net loss	—	—	—	104,175	104,175
Balance at March 31, 2023	10,662,518	10,623	86,079,916	(73,683,545)	12,406,994

Stock-based compensation	—	—	77,870	—	77,870
Issuance of common stock	283,835	284	750,216	—	750,500
Net loss	—	—	—	(89,085)	(89,085)
Balance at June 30, 2023	10,906,353	10,907	86,908,002	(73,983,926)	12,934,983

Stock-based compensation	—	—	50,667	—	50,667
Net income	—	—	—	223,368	223,368
Balance at September 30, 2023	10,906,353	$10,907	$86,958,669	$(73,760,558)	$13,209,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(249,553)	$27,162
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and depletion	103,079	115,645
Accretion of asset retirement obligation	1,105	2,336
Stock-based compensation	82,461	212,982
Amortization of right of use asset	55,490	49,758
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(68,151)	125,355
Decrease (increase) in accrued earnings distributions from Hupecol Meta, LLC	—	(311,544)
Increase in prepaid expenses and other current assets	(43,170)	(34,659)
Increase in accounts payable and accrued expenses	34,634	72,541
Decrease in operating lease liability	(55,418)	(48,113)

Net cash provided by (used in) operating activities	(139,522)	(211,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital contribution for equity investment	(1,072,364)	(1,954,515)

Net cash used in investing activities	(1,072,364)	(1,954,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	—	1,652,000

Net cash provided by financing activities	—	1,652,000

Increase (decrease) in cash	(1,211,886)	(91,052)
Cash, beginning of period	4,059,182	4,547,210
Cash, end of period	$2,847,296	$4,456,158

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in estimate of asset retirement obligations, net	$—	$10,826
Change in accrued oil and gas development costs	$1,105	$333,813
Changes in accrued equity investment contributions and distributions	$—	$333,813

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, with an accumulated deficit of $77.2 million as of September 30, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $2,347,296 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2024. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board “FASB”, issued Accounting Standards Update “ASU”, No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions from September 30, 2024 through the financial statement issuance date for subsequent event disclosure consideration. On November 11, 2024, subsequent to the period covered by this report, the Company sold 2,180,180 shares of our common stock to one investor for aggregate proceeds of approximately $2.5 million. In addition, James A. Schoonover resigned as a director on November 11, 2024, and Robert J. Bailey was appointed as a director.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and Nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil sales	$108,553	95,506	$314,524	408,555
Natural gas sales	(4,237)	11,544	3,831	53,418
Natural gas liquids sales	25,923	5,944	75,374	85,435
Total revenue from customers	$130,239	112,994	$393,729	547,408

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2024 or 2023.

NOTE 3 – OIL AND GAS PROPERTIES

During the three and nine months ended September 30, 2024, the Company recorded depletion expense of $39,994 and $103,079, respectively. During the three and nine months ended September 30, 2023, the Company recorded depletion expense of $23,749 and $115,645, respectively.

Geographical Information

The Company currently has properties in the United States. Revenues for the nine months ended September 30, 2024 and long-lived assets (net of depletion, amortization, and impairments) as of September 30, 2024 are presented below:

	Nine Months Ended September 30, 2024	As of September 30, 2024
	Revenues	Long Lived Assets, Net
United States	$393,729	$1,457,327
Total	$393,729	$1,457,327

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

During the three months ended September 30, 2024, the Company made capital contributions totaling $1,072,364, to Hupecol Meta to cover its share of required capital contributions. During the three and nine months ended September 30, 2024, the Company received distributions, totaling $268,817 and $992,959, respectively, from Hupecol Meta representing the Company’s share of distributable net profits of Hupecol Meta. During the three and nine months ended September 30, 2023, the Company received distributions, totaling $586,626 and $1,235,101, respectively.

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

Stock Option Activity

A summary of stock option activity and related information for the nine months ended September 30, 2024 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2024	1,000,807	$2.46
Granted	60,000	1.21
Exercised	—	—
Expired	(152,668)	3.98
Outstanding at September 30, 2024	908,139	$2.12	$—
Exercisable at September 30, 2024	862,813	$2.12	$—

During the nine months ended September 30, 2024, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life, are exercisable at $1.21 per share, vest 20% on the date of grant and 80% nine months from the date of grant. The grant date fair value of these stock options was $63,730 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $1.21; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 97.8%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

During the three and nine-months ended September 30, 2024, the Company recognized $19,048 and $82,461, respectively, of stock-based compensation expense attributable to the vesting amortization of stock options. As of September 30, 2024, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $31,940. The unrecognized expense is expected to be recognized over a weighted average period of 0.72 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2024 is 5.19 years and 5.46 years, respectively.

As of September 30, 2024, there were 61,333 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Stock-based compensation expense included in general and administrative expense	$19,048	50,667	$82,461	$212,982
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00)

NOTE 6 – CAPITAL STOCK

Warrants

A summary of warrant activity and related information for 2024 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2024	94,400	$2.46
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2024	94,400	$2.46	$—
Exercisable at September 30, 2024	94,400	$2.46	$—

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

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(144,768)	223,368	$(249,553)	27,162

Effect of common stock equivalents	—	—	—	—
Net (loss) income adjusted for common stock equivalents	$(144,768)	223,368	$(249,553)	27,162

Denominator:
Weighted average common shares – basic	10,906,353	10,906,353	10,906,353	10,742,407

Dilutive effect of common stock equivalents:
Options and warrants	—	43,603	—	204,584

Denominator:
Weighted average common shares – diluted	10,906,353	10,949,956	10,906,353	10,946,991

(Loss) earnings per common share – basic	$(0.01)	0.02	$(0.02)	0.00

(Loss) earnings per common share – diluted	$(0.01)	0.02	$(0.02)	0.00

For the nine months ended September 30, 2024 and 2023, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per common share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Stock warrants	94,400	94,400	94,400	94,400
Stock options	908,139	485,481	908,139	473,481
Total	1,002,539	579,881	1,002,539	473,481

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three and nine months ended September 30, 2024, the operating cash outflows related to operating lease liabilities of $22,137 and $66,411, respectively, and the expense for the right of use asset for operating leases totaled $19,051 and $55,491, respectively. As of September 30, 2024, the Company’s operating lease had a weighted-average remaining term of 1.33 years and a weighted average discount rate of 12%. As of September 30, 2024, the lease agreement requires future payments as follows:

Year	Amount
2024	22,389
2025	75,051
Total future lease payments	97,440
Less: imputed interest	(6,499)
Present value of future operating lease payments	90,941
Less: current portion of operating lease liabilities	(83,510)
Operating lease liabilities, net of current portion	$7,431
Right of use assets	$89,531

Total base rental expense was $22,646 and $22,161 for the three months ended September 30, 2024 and 2023, respectively, and $66,411 and $66,483 for the nine months ended September 30, 2024 and 2023, respectively. The Company does not have any capital leases or other operating lease commitments.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended September 30, 2024, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2023. As of, and for the three months ended, September 30, 2024, there have been no material changes or updates to our critical accounting policies.

Recent Developments

Drilling and Operating Activity

During the three months ended September 30, 2024, no drilling activities were conducted on properties of Hupecol Meta. At September 30, 2024, we had 4 wells on production in the U.S. Permian Basin.

Our Frost 2-H well was reworked during the quarter to repair its electric submersible pump.

In June 2024, the Company entered into a joint venture agreement with EOG Resources, Inc. (“EOG”) with respect to the drilling of six wells on the State Finkle Unit in the Wolfcamp formation in Reeves County, Texas. During June 2024, the Company elected to participate in all six wells.

Pursuant to the joint venture agreement, EOG will act as operator of the unit and is the principal working interest owner in the unit. The unit includes acreage subject to our existing O’Brien lease. We will hold an approximately 0.00370542% working interest in the unit, which is less than previously disclosed due to title issues. The first well was scheduled to spud June 23, 2024 with all six wells anticipated to be in production by the second quarter of 2025. Houston American’s cost of participating in the drilling program is estimated at $550,000. Drilling activity continued during the quarter.

Operations, Planned Drilling and Divestiture in Colombia

At September 30, 2024, Hupecol Meta operated four wells in the Venus Exploration Area of the CPO-11 block in Colombia. Each of the four wells operated by Hupecol Meta were shut-in from February 20 to March 18, 2024 as a result of a dispute with local residents regarding maintenance of the road serving the wells.

During the quarter, Hupecol Meta drilled the Jupiter 1 well, which resulted in a dry hole.

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

Hupecol Meta has advised that it intends to evaluate potential monetization or some form of divestiture of its assets in Colombia, including the interest in the CPO-11 block held by Hupecol Meta. Pending the outcome of Hupecol Meta’s evaluation of, and potential efforts regarding, divestiture or monetization of the CPO-11 block in the fourth quarter of 2024, we have no planned drilling operations, or other planned operations, in Colombia. As a result, we expect to continue to operate our existing wells in the CPO-11 block. There is no assurance as to the timing or outcome of Hupecol Meta’s potential monetization or divestiture of assets.

Capital Investments

During the quarter ended September 30, 2024, our capital investment expenditures totaled $1,072,364, attributable to investments in our equity investment in Hupecol Meta LLC (“Hupecol Meta”).

Distributions from Equity Investment

During the three and nine months ended September 30, 2024, we received distributions, totaling $268,817 and $922,959, respectively, from Hupecol Meta, representing our share of distributable net income and reflected as “Other Income” on our Statement of Operations.

Management and Board Changes

On November 11, 2024, subsequent to the period covered by this report, we sold 2,180,180 shares of our common stock to one investor for aggregate proceeds of approximately $2.5 million. In connection with this transaction, John F. Terwilliger resigned as Chief Executive Officer (“CEO”), and Peter Longo was appointed as CEO. Mr. Terwilliger remains an advisor to the Company until the end of this year. Also, as part of the foregoing transaction, Mr. Terwilliger received $800,000 in exchange for the waiver of certain claims pursuant to his change in control agreement with the Company. In addition, James A. Schoonover resigned as a director on November 11, 2024, and Robert J. Bailey was appointed as a director.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues increased 15% to $130,239 in the three months ended September 30, 2024, compared to $112,994 in the three months ended September 30, 2023. Oil and gas revenues declined 28% to $393,729 in the nine months ended September 30, 2024, compared to $547,408 for the nine months ended September 30, 2023. The change in revenue was due to decreases in average sales price of natural gas (down 92%), oil production (down 28%), and natural gas production (down 13%), and partially offset by an increase in average sales price of oil (up 6%).

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended September 30, 2024 and 2023:

	Nine Months Ended September 30,(1)		Three Months Ended September 30,(1)
	2024	2023	2024	2023
Gross producing wells	4	4	4	4
Net producing wells	0.68	0.68	0.68	0.68
Net oil production (Bbl)	4,101	5,667	1,411	1,308
Net gas production (Mcf)	34,883	40,188	13,719	6,732
Average sales price – oil (per barrel)	$76.70	$72.09	$77.29	$73.01
Average sales price – natural gas (per Mcf)	$0.11	$1.33	$-	$1.72

(1)	All well, production and price information excludes wells operated by Hupecol Meta.

The change in production volumes was primarily attributable to the natural decline in production.

The change in average oil and natural gas sales price realized reflects global energy trends.

Oil and gas sales revenues are entirely attributable to our U.S. properties.

Lease Operating Expenses. Lease operating expenses increased 78% to $229,210 during the three months ended September 30, 2024, from $128,918 during the three months ended September 30, 2023. Lease operating expenses increased 55% to $534,443 during the nine months ended September 30, 2024, from $344,318 during the nine months ended September 30, 2023. The increase in lease operating expenses was attributable to additional severance tax expense from prior periods and an increase in production expenses during the nine months ended September 30, 2024.

Lease operating expenses are entirely attributable to our U.S. properties and exclude lease operating expenses of Hupecol Meta.

Depreciation and Depletion Expense. Depreciation and depletion expense was $39,994 and $23,749 for the three months ended September 30, 2024 and 2023, respectively, and $103,079 and $115,645 for the nine months ended September 30, 2024 and 2023, respectively. The change in depreciation and depletion was principally due to the decline in oil production during the nine months ended September 30, 2024.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense decreased by 10% to $280,260 during the three months ended September 30, 2024 from $312,344 during the three months ended September 30, 2023, and decreased 22% to $930,401 during the nine months ended September 30, 2024, from $1,196,463 during the nine months ended September 30, 2023. The decrease in general and administrative expense was primarily attributable to a bonus of $200,000 paid to our CEO in the second quarter of 2023, which was not repeated this year.

Stock-Based Compensation. Stock-based compensation decreased to $19,048 during the three months ended September 30, 2024 and $82,461 during nine months ended September 30, 2024 from $95,205 during the three months ended September 30, 2023 and $212,982 during the nine months ended September 30, 2023.

Other Income (Expense). Other income/expense, net, totaled $293,505 of income during the three months ended September 30, 2024, compared to $626,052 of income during the three months ended September 30, 2023, and totaled $1,007,102 during the nine months ended September 30, 2024, compared to $1,349,162 during the nine months ended September 30, 2023. Other income consisted of equity investment distributions totaling $922,959 and $1,235,101, respectively, from Hupecol Meta, representing our share of distributable net income for the nine months ended September 30, 2024 and 2023, respectively, and interest income on cash balances during the nine months ended September 30, 2024 and 2023. In mid-October 2024 the Company received a notification for a cash call from Hupecol Meta, LLC for the amount of $859,246 for anticipated costs related to the Jupiter #1 well.

Financial Condition

Liquidity and Capital Resources. At September 30, 2024, we had a cash balance of $2,847,296 and working capital of $2,772,692, compared to a cash balance of $4,059,182 and working capital of $3,917,231 at December 31, 2023.

Cash Flows. Operating activities used $139,522 of cash during the nine months ended September 30, 2024, compared to cash outflows of $211,463 during the nine months ended September 30, 2023. The change in operating cash flow was primarily attributable to a bonus of $200,000 paid to our CEO in the second quarter of 2023, which was not repeated this year.

Investing activities used cash of $1,072,364 during the nine months ended September 30, 2024, compared to $1,954,515 used during the nine months ended September 30, 2023. Cash used in investing activities for both periods was attributable to investments in Hupecol Meta to support our share of costs in Colombia.

Financing activities provided $0 during the nine months ended September 30, 2024, compared to $1,652,000 provided during the nine months ended September 30, 2023. Cash provided by financing activities during the nine months ended September 30, 2023 was attributable to funds received from the sale of common stock in the company’s 2022 ATM offering.

Long-Term Liabilities. At September 30, 2024, we had long-term liabilities of $71,620, compared to $152,904 at December 31, 2023. Long-term liabilities at September 30, 2024 and December 31, 2023, consisted of a reserve for plugging costs and the long-term lease liability.

Capital and Exploration Expenditures and Commitments. Our principal capital and exploration expenditures relate to ongoing efforts to acquire, drill and complete prospects. During 2023, capital expenditures relating to Hupecol Meta increased with our investments in Hupecol Meta to fund our share of costs associated with the initial wells drilled on the CPO-11 block. Based on discussions with Hupecol Meta, we anticipate that one additional vertical well will be drilled on the CPO-11 block by the end of 2024 pending efforts by Hupecol Meta to monetize its interest in the CPO-11 block. Our costs relating to the drilling of such well is estimated at approximately $550,000. There are no present plans to conduct additional drilling operations on our U.S. properties. The actual timing and number of well operations undertaken, if any, will be principally controlled by the operators of our acreage based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond our control or that of our operators.

In addition to possible operations on our existing acreage holdings, we continue to evaluate drilling prospects in which may acquire an interest and participate.

During the three months ended September 30, 2024, we invested $1,072,364 for the acquisition and development of oil and gas properties, consisting of capital contributions to Hupecol Meta. The $1,072,364 invested in Hupecol Meta was capitalized to our equity investment in Hupecol Meta.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2024 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by our chief executive officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding accounting for certain transactions, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date: November 14, 2024
	By:	/s/ Steve Hartzell
Steve Hartzell
Chairman of the Board and Principle Financial Officer

