Form 10-K
period 2024-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2025-02-24
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2024, based on the closing sales price of the registrant’s common stock on that date, was $17,666,820. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 21, 2025 was 15,686,533.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2025 Annual Meeting are incorporated by reference into Part III of this Report.

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

Properties

Our exploration and development projects are focused on existing property interests in the Texas Permian Basin, the South American country of Colombia and the onshore Louisiana Gulf Coast region.

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

The following table sets forth information relating to our principal properties as of December 31, 2024:

					2024 Net Production
	Net acreage	Average working interest %	Gross producing wells	Net proved reserves (boe)(1)	Oil (bbls)(1)	Natural Gas (mcf)(1)	Natural Gas Liquids (gallons)
Texas	98	6.8%	4	159,875	5,992	53,476	159,680
Louisiana	582	23.4%	—	—	—	—	—
Total U.S.	680	15.1%	4	159,875	5,992	53,476	159,680
Colombia(2)	572	16%	4	—	—	—	—
Total	1,252	16%	8	159,875	5,992	53,476	159,680

(1)	All reserve and production information excludes wells operated by Hupecol Meta in Colombia.

(2)	Net acreage and average working interest in Colombia are held through our investment in Hupecol Meta, and are subject to pending approvals of (i) the proposed relinquishment of a portion of the acreage within the Venus Exploration Area of the CPO-11 block; and (ii) the acquisition of the remaining 50% interest in the balance of the CPO-11 block previously farmed out to Parex Resources. See “Colombian Properties – CPO-11” below.

- United States Properties:

In the United States, our principal properties and operations are located in the on-shore Permian Basin and Gulf Coast region of Louisiana.

Texas Properties – Permian Basin

Reeves County. We hold a 18.1% average working interest in 320 gross acres in Reeves County, Texas, consisting of (1) the 160 gross acre Johnson Lease, in which we hold a 25% working interest, subject to a proportionate 5% back-in after payout, and (2) the 160 gross acre O’Brien Lease, in which we hold an average 11.2% working interest. Our Reeves County acreage lies within the Delaware sub-basin of the Permian Basin, with resource potential in the Wolfcamp, Bone Spring and Avalon formations. During 2017, we drilled and completed our initial wells on both lease blocks, the Johnson State #1H well and the O’Brien #3H well, both horizontally drilled and hydraulically fractured wells in the Wolfcamp A formation. The Johnson #1H well and O’Brien #3H well were both placed on gas lift during 2021 and were producing at December 31, 2024. For the year ended December 31, 2024, our production in Reeves County totaled 3,468 barrels of oil and 53,476 mcf of natural gas.

In June 2024, we participated in the drilling of six wells in the State Finkle Unit on the O’Brien Lease. All six wells are expected to commence production in March, 2025

As of December 31, 2024, no additional development or drilling operations are planned with respect to our Reeves County acreage.

Yoakum County. We hold a 15.9% average working interest, subject to a proportionate 10% back-in after payout, in an approximately 360 gross acre block in Yoakum County, Texas. Our Yoakum County acreage lies within the Midland sub-basin of the Permian Basin.

During 2019, we drilled the Frost #1H well, the first well on our Yoakum County acreage. The well was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production in mid-2019. A second well on our Yoakum County acreage, the Frost #2H well, was horizontally drilled, hydraulically fractured in the San Andres Formation and completed and commenced production during the third quarter of 2020. For the year ended December 31, 2024, our production in Yoakum County totaled 2,524 barrels of oil.

As of December 31, 2024, no additional development or drilling operations are planned with respect to our Yoakum County acreage.

Louisiana Properties

Our sole property in Louisiana consists of a 23.4% mineral interest in 2,485 gross acres in East Baton Rouge Parish.

There are no present wells, or plans to conduct drilling operations, on our Louisiana acreage.

- Colombian Properties:

At December 31, 2024, we held interests in a single block, through our equity investment in Hupecol Meta, LLC, operated by Hupecol Operating and affiliates, in Colombia covering 639,405 gross acres. We identify our Colombian prospect as the Venus Exploration Area within the CPO-11 block and remainder of the CPO-11 block.

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2024:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
CPO-11 – Venus Exploration Area	Hupecol	16.0%	3,573	1,332	4

Total			3,573	1,332	4

The CPO-11 concession, including the Venus Exploration Area, is located in the Llanos Basin and is owned and operated by Hupecol Meta.

CPO-11

During 2019, we acquired a two percent ownership interest in Hupecol Meta, LLC (“Hupecol Meta”). Hupecol Meta owns the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia. The CPO-11 block is comprised of the 69,128 acre Venus Exploration area and 570,277 acres which was 50% farmed out by Hupecol to Parex Resources. In 2021, Hupecol Meta increased its ownership interest in the CPO-11 block and we agreed to contribute $99,716. In 2022, we acquired additional interests in Hupecol Meta for an aggregate of $657,638. As a result of our acquisition of additional interests in 2021 and 2022, our ownership interest in Hupecol Meta was approximately 18% at December 31, 2024. Through our ownership interest in Hupecol Meta, at December 31, 2024, we hold an approximately 16% interest in the Venus Exploration Area and an approximately 8% interest in the remainder of the CPO-11 block.

The CPO-11 block covers almost 1,000 square miles. During 2023, in the Venus Exploration Area, Hupecol Meta drilled and completed the Venus 1-H horizontal well and the Venus 2-H ST1 well. At December 31, 2024, the Saturno ST1 and Venus 2A wells, both vertical wells, and the Venus 1-H and Venus 2-H ST1 wells, both horizontal wells, were on production in the Venus Exploration Area of the CPO-11 block.

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

In late 2023, Hupecol advised that it intends to evaluate potential monetization of its assets in Colombia, including the interest in the CPO-11 block held by Hupecol Meta. Pending the outcome of Hupecol’s evaluation of, and potential efforts regarding, monetization of the CPO-11 block, we have no planned drilling operations, or other planned operations, in Colombia. There is no assurance as to the timing or outcome of Hupecol’s potential monetization of assets.

As of December 31, 2024, the Company determined it was necessary to take an impairment charge for our investment in Hupecol Meta due to indications that its earnings performance has deteriorated, and the investment is no longer viewed as viable. We determined that we are unlikely to receive any substantial amount of proceeds upon the sale of Hupecol Meta, rendering the value of the investment fully impaired.

Drilling Activity

The following table summarizes the number of wells drilled through Hupecol Meta, during 2024, 2023 and 2022, excluding any wells drilled under farmout agreements, royalty interest ownership, or any other wells in which we do not have a working interest (direct or indirect).

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	—	—	2	0.32	—	—
Non-productive	—	—	—	—	—	—
Total development wells	—	—	2	0.32	—	—

Exploratory wells, completed as:
Productive	—	—	—	—	1	0.16
Non-productive	1	0.16	—	—	1	0.16
Total exploratory wells	—	—			2	0.32

Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes. During 2024, the operator of the O’Brien Lease, EOG, decided to drill six new wells on the Finkle State Unit. We decided to participate in the drilling of those wells. We anticipate production from those wells to begin in March, 2025. .

Hupecol Meta drilled a well in 2024 which turned out to be non-productive. Through our investment in Hupecol Meta, we own approximately 16% of the block on which the well was drilled.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. As of December 31, 2024, we owned interests in 14 gross wells (including indirect interests in wells in Colombia through our equity interest in Hupecol Meta). As of December 31, 2024, we had interests in productive wells, categorized by geographic area, as follows:

	Oil Wells	Gas Wells
United States
Gross	10	—
Net	0.7022	—
Colombia
Gross	4	—
Net	0.64	—
Total
Gross	14	—
Net	1.3422	—

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area (excluding our production, prices and costs attributable to wells operated by Hupecol Meta), for each of the three years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Net Production:
Gas (Mcf):
United States	53,476	57,360	73,635
Colombia	—	—	—
Total	53,476	57,360	73,635

Natural Gas Liquids (Gallons)
United States	159,680	179,506	248,506
Colombia	—	—	—
Total	159,680	179,506	248,506

Oil (Bbls):
United States	5,992	7,971	10,688
Colombia	—	—	—
Total	5,992	7,971	10,688

Average sales price:
Gas ($ per Mcf)
United States	$0.17	$1.38	$5.13
Colombia	—	—	—
Total	$0.17	$1.38	$5.13

Natural Gas Liquids ($ per Gallon)
United States	$0.71	$0.69	$1.07
Colombia	—	—	—
Total	$0.71	$0.69	$1.07

Oil ($ per Bbl)
United States	73.08	$74.08	$93.10
Colombia	—	—	—

Total	73.08	$74.08	$93.10

Average production costs ($ per BOE):
United States	42.85	$27.03	$27.48
Colombia	—	—	—

Total	42.85	$27.03	$27.48

Average production costs per BOE in 2024 increased to $42.85 per BOE from $27.03 in 2023 due to inflation-related increases in expenses and workover costs incurred in early 2024 related to two of our US wells.

Natural Gas and Oil Reserves

Reserve Estimates

The following tables set forth, by country and as of December 31, 2024, our estimated net proved oil and natural gas reserves, and the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (“PV-10”) and after future income taxes (“Standardized Measure”) of our proved reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (“SEC”). The below table excludes reserve and other information pertaining to assets operated by Hupecol Meta.

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

		Reserves (1)
	Oil	Natural Gas	Natural Gas Liquids	Total (2)
	(bbls)	(mcf)	(gal)	(boe)
Reserve category
Proved Developed Producing
United States	29,380	339,210	959,650	108,764
Colombia(3)	—	—	—	—
Total Proved Developed Producing Reserves	29,380	339,210	959,650	108,764
Proved Non-Producing
United States	17,010	78,980	502,600	42,140
Colombia(3)	—	—	—	—
Total Proved Non-Producing Reserves	17,010	78,980	502,600	42,140
Total Proved Reserves	46,390	418,190	1,462,250	150,904

	Proved Developed	Proved Non-Producing	Total Proved
PV-10 (1)	$537,870	$585,400	$1,123,270
Standardized measure (4)	$537,870	$585,400	$1,123,270

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2024. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2024. The average prices utilized for purposes of estimating our proved reserves were $71.96 per barrel of oil, $0.52 per MMBTu of natural gas, and $0.71 per gallon of natural gas liquids for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	As an equity investment accounted for at cost, we do not report any reserves attributable to our investment in Hupecol Meta.

(4)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

The reserves as of December 31, 2024 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm. The calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry.

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

Proved Undeveloped Reserves

We had no proved undeveloped reserves at either December 31, 2023 or December 31, 2024.

Developed and Non-Producing Acreage

The following table sets forth the gross and net developed and non-producing acreage (including both leases and concessions, but excluding acreage in which we hold a royalty interest but no working interest), categorized by geographical area, which we held as of December 31, 2024:

	Developed		Non-Producing
	Gross	Net	Gross	Net
United States	3,040	98	2,485	582
Colombia	1,332	213	2,241	359
Total	4,372	311	4,726	941

Developed acreage is comprised of leased acres that are within an area spaced by or assignable to a productive well and acreage in which we hold a direct or indirect mineral interest with no potential development related lease expirations. Non-producing acreage is comprised of leased acres that are within an areas assigned to a well which is not yet producing, in which we hold a direct or indirect mineral interest.

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

Marketing

At December 31, 2024, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Human Capital

As of December 31, 2024, we had 2 full-time employees and no part-time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

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

We have incurred losses from operations in each year since 2011 and, at December 31, 2024, had an accumulated deficit of $85,215,109. While we have implemented cost control initiatives that have brought down our overhead in recent years and distributions of our share of profits from Hupecol Meta have improved overall profitability, our ability to attain profitability is substantially dependent upon our other oil and gas assets. In order to increase production and revenues, we will need to successfully drill new wells on our existing acreage at a pace, and with results, significantly greater than in recent years. If, for any reason, we are unable to substantially increase our production and revenues and sustain or grow our profitability, while controlling drilling costs and overhead, we may never attain, or sustain, profitability. Our ability to so increase production and revenues and attain profitability is subject to all of the other risks of oil and gas operations as well as our ability to fund our share of drilling and development operations.

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

Our financial resources are limited and may not be adequate to fully drill and develop our acreage or to consummate any meaningful acquisition. Our available funds as of February 2025 are expected to be adequate to fund our share of current existing well expenses. However, our funds on hand are not expected to be adequate to support a long-term drilling and development plan with respect to our existing acreage holdings, should such a plan be implemented.

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

As of February 2025, we had authority to issue a total of 20 million shares of common stock, of which approximately 16 million shares had been issued and 1 million shares were reserved for issuance pursuant to outstanding stock options and warrants.

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

Acquisitions of additional mineral acreage at favorable prices is part of our strategy to increase and diversify our holdings and grow our production and revenues. We expect to focus our acquisition efforts in the Permian Basin with an emphasis on partnering with proven operators in the area to acquire positions at favorable prices. Competition for mineral acreage in the Permian Basin is intense. Other operators, particularly large operators, have historically paid substantially higher prices for Permian Basin acreage than we have paid. There can be no assurance that we will be able to successfully acquire additional acreage in the Permian Basin, or elsewhere at favorable prices or at all. Even if we are successful in acquiring additional acreage on favorable terms, it is possible that such acreage (i) will be more speculative than higher priced acreage, (ii) may face challenges or limitations in drilling and operations such as lack of, or limited access to, critical infrastructure, or (iii) may prove uneconomical.

Our success depends on our staff, which is small in size and limited in technical capabilities, and third party consultants, the loss of any of whom could disrupt our business operations.

Our success will depend on our ability to attract and retain key staff members. Our staff is extremely small in size and possesses limited technical capabilities. We do not presently maintain any significant internal technical capabilities but rely on the engineering, geological and other technical skills of our board and third party consultants. If members of our staff should resign or we are unable to attract the necessary personnel, our business operations could be adversely affected.

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

We have historically been focused on development of a small number of geographically concentrated prospects. Accordingly, we lack diversification with respect to the nature and geographic location of our holdings. As a result, we are exposed to higher dependence on individual resource plays and may experience substantial losses should a single individual prospect prove unsuccessful. At December 31, 2024, we owned interests in 3,040 net acres and 98 net wells in the United States and, through properties owned and/or operated by Hupecol entities, 572 net acres and 0.64 net wells in Colombia. While we continually evaluate potential prospects in operations in diverse regions, our production, revenues and profitability for the foreseeable future are expected to be highly dependent upon the results of existing and future wells we may drill in the Permian Basin. In order to grow our revenues and improve profitability, we must continue to drill productive wells. If existing wells, or future wells we may drill, perform below expectations, we may experience flat or declining production and revenues and may be unable to attain profitability.

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

As of December 31, 2024, the Company determined it was necessary to take an impairment charge for our investment in Hupecol Meta due to indications that its earnings performance has deteriorated, and the investment is no longer viewed as viable. We determined that we are unlikely to receive any substantial amount of proceeds upon the sale of Hupecol Meta, rendering the value of the investment fully impaired.

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

We may from time to time be a party to lawsuits incidental to our business. As of February 20, 2025, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “HUSA.”

Holders

As of February 21, 2025, there were approximately 873 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	916,987	$2.09	87,680
Equity compensation plans not approved by security holders	—	—	—

	916,987	$2.09	87,680

(1)	Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2021 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At December 31, 2024, our sole holdings in Colombia consisted of our interest in Hupecol Meta which holds a working interest in the 639,405 gross acre CPO-11 block in the Llanos Basin in Colombia, comprised of the 69,128 acre Venus Exploration Area and 570,277 acres, which was 50% farmed out by Hupecol Meta. Through our ownership interest in Hupecol Meta, we hold an approximately 16% interest in the Venus Exploration Area and an approximately 8% interest in the remainder of the block.

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

As of December 31, 2024, the company determined it was necessary to take an impairment charge for our investment in Hupecol Meta due to indications that its earnings performance has deteriorated, and the investment is no longer viewed as viable. We determined that we are unlikely to receive any substantial amount of proceeds upon the sale of Hupecol Meta, rendering the value of the investment fully impaired.

United States. During 2023, we experienced lease expirations in Yoakum County, Texas (46 net acres).

Drilling Activity and Well Operations

Colombia. During 2023, Hupecol Meta drilled and completed, and production commenced on, two wells in Colombia, the Venus 1-H horizontal well and the Venus 2-H ST1 horizontal well. The Saturno 1ST-1 vertical well, drilled in 2022, was shut-in during the third quarter of 2023 and brought back onto production in late 2023. The legacy well Venus 2A was in production through 2023. At December 31, 2024, Hupecol Meta had 4 wells on production.

United States. During 2023, we drilled no wells on our U.S. properties. During 2024, the operator of the O’Brien Lease, EOG, decided to drill six new wells on the Finkle State Unit. We decided to participate in the drilling of those wells. We anticipate production from those wells to begin in the second quarter of 2025.

At December 31, 2024, we had 4 wells on production in the U.S. Permian Basin.

Capital Investments

During 2024, our capital investment expenditures for acreage acquisitions, drilling, completion and related operations, as well as investments relating to Hupecol Meta, totaled $1,887,516, all of which was attributable to direct investments in Hupecol Meta to fund our share of drilling and operating costs.

Distributions from Equity Investment

During 2024, we received distributions, totaling $922,719, from Hupecol Meta, representing our share of distributable net income and reflected as “Other Income” on our Statement of Operations.

Impairment of Hupecol Meta Investment

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

As of December 31, 2024, the Company determined it was necessary to take an impairment charge for our investment in Hupecol Meta due to indications that its earnings performance has deteriorated, and the investment is no longer viewed as viable. We determined that we are unlikely to receive any substantial amount of proceeds upon the sale of Hupecol Meta, rendering the value of the investment fully impaired.

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

In 2024, we sold 2,180,180 shares of our common stock in a private placement for net proceeds of $2,325,000.

In January 2025, we sold 2,600,000 shares of our common stock in a registered direct offering for net proceeds of $3,897,000.

Executive Compensation Changes

In November 2024, we entered into an agreement with John Terwilliger, our then Chief Executive Officer, to pay Mr. Terwilliger $800,000 in exchange for terminating his change of control agreement with the Company. Mr. Terwilliger retired as a director on December 31, 2025 and remains an advisor to the Company for $2,500 per month.

Impairment Charge

During 2024, we incurred an impairment charge of $6,668,634. The impairment charge was attributable to the conclusion to write down our investment in Hupecol Meta ($6,392,874) and impairment of our US assets ($275,760) attributable to declines in energy prices and production relating to our Reeves County properties, partially offset by our proved non-producing properties.

Planned Acquisitions

On December 12, 2024, the Company entered into two non-binding letters of intent relating to the acquisition of Abundia Global Impact Group, LLC (“AGIG”) and RPD Technologies, LLC (“RPD”).

On February 20, 2025, the Company entered into a Share Exchange Agreement with the members of Abundia Global Impact Group, LLC (“AGIG”). In the Share Exchange Agreement, the Company has agreed to issue to the members of AGIG a number of shares of our common stock equal to 94% of the Company’s issued and outstanding shares (after taking into account such issuance). As a result of entering into the Share Exchange Agreement, we will acquire all of the issued and outstanding units of AGIG, and AGIG will become a wholly-owned subsidiary of the Company. Under the Share Exchange Agreement, the Company is obligated to obtain shareholder approval for the amendment of our Certificate of Incorporation to increase the number of authorized shares of common stock to 300,000,000 shares and for the issuance of approximately 246,000,000 shares to the members of AGIG. The Company expects the AGIG acquisition to close early in the second quarter. The acquisition is subject to shareholder approval and standard closing conditions.

On February 7, 2025, the Company amended the non-binding letter of intent for the acquisition of RPD. Under the amended letter of intent, the Company will acquire all of the assets of RPD. Upon entering into this letter of intent, the Company paid RPD a refundable deposit of $160,000, which will be applied toward the purchase price. The Company expects the RPD acquisition to close in the second quarter.

As a result of the AGIG and RPD transactions, the Company will focus on developing a production plant for plastics and petrochemicals in the Houston area. The acquisition supports a strategy that will diversify the Company’s portfolio into the energy transition sector.

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

Full Cost Method of Accounting for Oil and Gas Activities. We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2024. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

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

The Company estimated the December 2024 revenue and related drilling expenses for two US wells. Using actual oil production results for the month, the Company used historical lease operating expenses and average price per BBL from prior months to calculate these estimates. No gas or NGL related revenue or expenses are included in the estimate.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Oil and Gas Revenues. Total oil and gas revenues decreased 30% to $560,180 to in 2024 from $794,027 in 2023.

The decrease in revenues was attributable to (i) declines in oil production, down 18%, and gas production, down 11% from 2023 levels; and (ii) declines in average sales price of natural gas, down 99% from 2023 levels.

The following table sets forth the gross and net producing wells, net oil, natural gas liquids, and gas production volumes and average hydrocarbon sales prices for 2024 and 2023 (excluding information pertaining to Hupecol Meta):

	2024	2023
Gross producing wells	4	4
Net producing wells	0.68	0.68
Net oil production (Bbls)	5,992	7,971
Net gas production (Mcf)	53,476	57,360
Net natural gas liquids production (Gallons)	159,680	179,506
Oil—Average sales price per barrel	$73.08	$74.08
Gas—Average sales price per mcf	$0.17	$1.38
Natural gas liquids—Average sales price per gallon	$0.71	$0.69

The change in production volumes reflects natural production declines. The change in average oil and natural gas prices realized reflects movements in global energy prices.

All oil and gas sales revenues for 2024 and 2023, by region (excluding information pertaining to Hupecol Meta), were as follows:

	Colombia	U.S.	Total
2024
Oil sales	$—	$473,900	$473,900
Gas sales	$—	$8,869	$8,869
Gas Liquids sales	$—	$113,411	$113,411
2023
Oil sales	$—	$590,486	$590,586
Gas sales	$—	$79,443	$79,443
Gas Liquids sales	$—	$124,098	$124,098

Lease Operating Expenses. Lease operating expenses, excluding expenses attributable to our cost method investment in Colombia, increased 24% to $747,559 in 2024 from $473,925 in 2023.

Lease operating expense, by region, for 2024 and 2023 (excluding information pertaining to Hupecol Meta), were as follows:

	Colombia	U.S.	Total
2024	$—	$747,559	$747,559
2023	$—	$473,925	$473,925

The change in lease operating expenses was principally attributable to the increased expenses in production during 2024 and approximately $125,000 related to the six new wells in development.

Depreciation and Depletion Expense. Depreciation and depletion expense decreased by 5% to $160,001 in 2024 from $167,527 in 2023. The decrease in depreciation and depletion during 2024 was attributable to the increase in the depletion rate during 2024 due to the naturally occurring reduction in reserves which is used in the calculation. .

Impairment Expense and Loss on Disposal of Oil and Gas Properties. During 2024, we realized an impairment expense of $6,392,874 on our investment in Hupecol Meta attributable to indications that its earnings performance has deteriorated, and the investment is no longer viewed as viable. An additional $275,760 impairment on the US properties was realized in 2024, attributable to declines in energy prices and production relating to our Reeves County properties, partially offset by the addition of our proved non-producing properties .. The loss on disposal of oil and gas properties in 2023 for 2,343,126 was attributable to the release of our interest in properties in Colombia.

General and Administrative Expenses (Excluding Stock-Based Compensation). General and administrative expense increased by 32% to $2,123,051 in 2024 from $1,614,245 in 2023. The change in general and administrative expense was primarily attributable to the payment to our former CEO to terminate his change of control agreement with the Company.

Stock-Based Compensation. Stock-based compensation decreased to $101,508 in 2024 from $238,314 in 2023. The decrease was attributable to a lower fair value of newly issued options compared to the prior period.

Other Income. Other income totaled $ 1,024,461 in 2024 compared to $1,369,518 in 2023. Other income consisted of (i) equity investment distributions from Hupecol Metal totaling $922,719 during 2024 compared to $1,220,954; and (ii) interest earned on cash balances, totaling $101,742 in 2024 and $148,565 in 2023.

Distributions from Hupecol Meta reflect, generally, our share of distributable net income of Hupecol Meta. Distributions should not be viewed as a measure of actual operating results of Hupecol Meta for the period of such distributions or any other periods. Distributions merely reflect determinations by the managers of Hupecol Meta to make distributions in accordance with contractual rights of the various members of Hupecol Meta within the discretion of the managers as permitted under the contracts governing Hupecol Meta. We report distributions from Hupecol Meta as “Other Income” to the extent that the character of the distributions is in the nature of income and not a return of capital. The distributions received during 2024 are, generally, attributable to operations of Hupecol Meta’s initial wells, the Saturno ST1 vertical well, the Venus 2A vertical well, a legacy well that had been shut-in, the Venus 1-H well, Hupecol Meta’s first horizontal well, which began production in May 2023, and the Venue 2-H ST1 well, which began production in August 2023.

The decrease in interest income from 2023 to 2024 was attributable to the decrease in our cash balances during 2024.

Financial Condition

Liquidity and Capital Resources. At December 31, 2024, we had a cash balance of $2,960,151 and working capital of $3,072,783, compared to a cash balance of $4,059,182 and working capital of $3,917,231 at December 31, 2023.

Cash Flows. Operating activities used cash of $1,536,515 during 2024, compared to $263,191 used during 2023. The change in cash flows from operating activities was attributable to the $800,000 payment to our former CEO.

Investing activities used cash of $1,887,516 during 2024, compared to $2,403,219 used during 2023. The decrease in cash used in investing activities is attributable to the reduced activities in Hupecol Meta to fund our share of costs associated with commencement of Hupecol Meta’s drilling program on the CPO-11 block.

Financing activities provided cash of $2,325,000 during 2024, compared to $1,652,000 provided during 2023. Cash provided by financing activities in 2024 was due to our private placement, in which we received aggregate net proceeds of $2,325,000. Cash provided by financing activities in 2023 was attributable to funds received from the sale of common stock under our 2022 ATM Offering.

Long-Term Liabilities. At December 31, 2024, we had long-term liabilities of $57,180, compared to $134,167 at December 31, 2023. Long-term liabilities, as of December 31, 2024, consisted of a reserve for plugging costs of $57,180.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2024 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding accounting for certain transactions, including reserve inputs, asset retirement obligations, calculation of depreciation, depletion, and amortization, and the full cost ceiling test, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Our executive officers as of December 31, 2024, and their ages and positions as of that date, are as follows:

Name	Age	Position
Peter Longo	65	President, Chief Executive Officer, and CFO

Peter Longo has served as our President and CEO, and as a director, since November 2024, and principal financial officer since February 2025. Mr. Longo retired from United Technologies Corporation (UTC) in 1988 and has since been serving as the Chairman of Cyient, Inc. the U.S. subsidiary of Cyient, Ltd., a leading management services provider in engineering, manufacturing, geospatial, network, and operations management services to multi-national companies. Mr. Longo was employed at UTC since 1988. From 2016 to 2018, Mr. Longo served as SVP of Operations for UTC from prior to its merger with Raytheon Corporation (RTX). During his 30 years with UTC, Mr. Longo served as CFO and CIO at several of UTC’s business units. Neither Cyient nor RTX is affiliated with the Company. Mr. Longo has a bachelor in accountancy degree from Bentley University and is a Certified Public Accountant (CPA) since 1981.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial statements. See “Index to Financial Statements” on page F-1.

2. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated November 18, 2022, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	11/18/22	1.1

1.2	Engagement Letter, dated October 26, 2024, by and between Houston American Energy Corp. and Univest Securities LLC	8-K	11/12/24	10.1

1.3	Subscription Agreement, dated November 8, 2024, by and between Houston American Energy Corp. and the purchaser designated on the signature page thereto	8-K	11/12/24	10.2

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	S-4	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted June 26, 2023	8-K	06/29/23	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	S-4A	10/01/01	3.4

3.4	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed July 21, 2020	8-K	07/17/20	3.1

3.5	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed October 17, 2024				X

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	S-4	08/03/01	4.1

10.1	Form of 2019 Warrant	8-K	09/20/19	10.3

10.2	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.3	Houston American Energy Corp. 2021 Equity Incentive Plan*	Sch 14A	04/28/21	Ex B

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

10.6	Agreement, dated November 11, 2024, between Houston American Energy Corp. and John Terwilliger*	8-K	11/12/24	10.3

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP				X

23.2	Consent of Russell K. Hall & Associates, Inc.				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

97.1	Clawback Policy				X

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Russell K. Hall & Associates, Inc.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: February 21, 2025

	By:	/s/ Peter Longo
Peter Longo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Longo	Chief Executive Officer, President and Director	February 21, 2025
Peter Longo	(Principal Executive Officer and Principal Financial Officer)

/s/ Robert J. Bailey	Director	February 21, 2025
Robert J. Bailey

/s/ Stephen Hartzell	Director	February 21, 2025
Stephen Hartzell

/s/ Keith Grimes	Director	February 21, 2025
Keith Grimes

HOUSTON AMERICAN ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Houston American Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston American Energy Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Impact of Proved Oil and Natural Gas Liquids Reserves on Oil and Gas Properties

As described in Note 3 to the consolidated financial statements, the Company’s consolidated oil and gas properties balance was $1.1 million as of December 31, 2024, and depreciation, depletion and amortization expense for the year ended December 31, 2024 was $0.2 million. The Company utilizes the full-cost method of accounting for its oil and gas properties. Under this method, all capitalized costs are amortized over the estimated lives of the properties using the unit-of-production method based on proved oil, gas, and natural gas liquids (“NGL”) reserves. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved oil, gas, and NGL reserves discounted at 10%. For the year ended December 31, 2024, pre-tax impairment charges of $0.3 million were recognized. As disclosed by management, proved oil, gas, and NGL reserves are a major component of the full cost ceiling test. Estimates of reserves require extensive judgments of available reservoir geologic, geophysical and engineering data as well as certain economic assumptions such as commodity pricing and the costs that will be incurred in developing and producing reserves. The estimates of oil, gas, and NGL reserves have been developed by a specialist, specifically a reservoir engineer (the “specialist”).

The principal considerations for our determination that performing procedures relating to the impact of proved oil and NGL reserves on oil and gas properties, is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialist, when developing the estimate of proved oil and NGL reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialist in developing the estimates of proved oil and NGL reserves applied to the full cost ceiling test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the depreciation, depletion and amortization and full cost ceiling test calculations. The work of management’s specialist was used in performing the procedures to evaluate the reasonableness of the estimates of proved oil and NGL reserves applied in the full cost ceiling test. As a basis for using this work, specialist’s qualifications were understood and the Company’s relationship with the specialist was assessed. These procedures also included evaluating of the methods and assumptions used by the specialist, testing of the completeness and accuracy of the data related to commodity pricing and historical production used by the specialist, and evaluating the specialist’s findings.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2010.

Houston, Texas

February 21, 2025

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	2,960,151	$4,059,182
Accounts receivable – oil and gas sales	75,074	71,736
Prepaid expenses and other current assets	175,866	35,244
TOTAL CURRENT ASSETS	3,211,091	4,166,162

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,770,657	62,776,561
Costs not being amortized	—	—
Office equipment	90,004	90,004
Total	62,860,661	62,866,565
Accumulated depletion, depreciation, amortization, and impairment	(61,743,025)	(61,307,264)

PROPERTY AND EQUIPMENT, NET	1,117,636	1,559,301

Equity investment – Hupecol Meta LLC	—	4,505,358
Right of use asset	69,901	145,021
Other assets	3,167	3,167
TOTAL ASSETS	4,401,795	$10,379,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	49,542	$156,572
Accrued expenses	17,684	17,083
Short-term lease liability	71,082	75,276
TOTAL CURRENT LIABILITIES	138,308	248,931

LONG-TERM LIABILITIES
Lease liability, net of current portion	—	71,083
Reserve for plugging and abandonment costs	57,180	63,084
TOTAL LONG-TERM LIABILITIES	57,180	134,167
TOTAL LIABILITIES	195,488	383,098

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 20,000,000 shares authorized 13,086,533 and 10,906,353 shares issued and outstanding	13,087	10,907
Additional paid-in capital	89,408,329	86,984,001
Accumulated deficit	(85,215,109)	(76,998,997)
TOTAL SHAREHOLDERS’ EQUITY	4,206,307	9,995,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	4,401,795	$10,379,009

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
REVENUES
Oil and gas revenue	560,180	$794,027
Total operating revenue	560,180	794,027

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	747,559	473,925
General and administrative expense	2,224,559	1,852,559
Depreciation and depletion	160,001	167,527
Loss on disposal of oil and gas properties – Colombia	—	2,343,126
Impairment expense – oil and gas properties	275,760	537,686
Impairment expense – equity investment in Hupecol Meta LLC	6,392,874	—
Total operating expenses	9,800,753	5,374,823

Loss from operations	(9,240,573)	(4,580,796)

OTHER INCOME
Interest income	101,742	148,565
Other income	922,719	1,220,954
Total other income	1,024,461	1,369,519

Net loss before taxes	(8,216,112)	(3,211,277)

Income tax expense (benefit)	—	—
Net loss	(8,216,112)	$(3,211,277)
Basic net loss per common share outstanding	$(0.73)	$(0.30)
Diluted net loss per common share outstanding	$(0.73)	$(0.30)
Basic weighted average number of common shares outstanding	11,288,019	10,783,731
Diluted weighted average number of common shares outstanding	11,288,019	10,783,731

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance – December 31, 2022	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874

Issuance of common stock for cash, net	578,707	579	1,651,421	—	1,652,000
Stock-based compensation	—	—	238,314	—	238,314
Net loss	—	—	—	(3,211,277)	(3,211,277)
Balance – December 31, 2023	10,906,353	10,907	86,984,001	(76,998,997)	9,995,911

Issuance of common stock for cash, net	2,180,180	2,180	2,322,820	—	2,325,000
Stock-based compensation	—	—	101,508	—	101,508
Net loss	—	—	—	(8,216,112)	(8,216,112)
Balance – December 31, 2024	13,086,533	$13,087	$89,408,329	$(85,215,109)	$4,206,307

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(8,216,112)	$(3,211,277)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and depletion	160,001	167,527
Impairment of oil and gas properties	275,760	537,686
Impairment of equity investment – Hupecol Meta LLC	6,392,874	—
Loss on disposal of oil and gas properties – Colombia	—	2,343,126
Accretion of plugging and abandonment costs	—	2,707
Stock-based compensation	101,508	238,314
Amortization of right of use asset	75,120	67,181
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(3,338)	92,839
Decrease in accrued earning distributions from Hupecol Meta, LLC	—	17,358
(Increase)/Decrease in prepaid expense and other current assets	(140,622)	31,942
(Decrease)/Increase in accounts payable and accrued expenses	(106,429)	41,174
Decrease in operating lease liability	(75,277)	(65,385)
Net cash (used in) provided by operating activities	(1,536,515)	263,191

CASH FLOW FROM INVESTING ACTIVITIES
Payments for capital contribution for equity investment	(1,887,516)	(2,403,219)
Net cash used in investing activities	(1,887,516)	(2,403,219)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock for cash, net of offering costs	2,325,000	1,652,000
Net cash provided by financing activities	2,325,000	1,652,000

(DECREASE)/INCREASE IN CASH	(1,099,031)	(488,028)
Cash, beginning of year	4,059,182	4,547,210
Cash, end of year	$2,960,151	$4,059,182

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in estimate of asset retirement obligations, net	$5,904	$9,706

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

Consolidation

The accompanying consolidated financial statements include all accounts of HUSA and its subsidiary (HAEC Louisiana E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. With limited exceptions, the Company has incurred continuing losses since 2011, with an accumulated deficit of $85.2 million as of December 31, 2024.

The Company believes that it has the ability to fund, from cash on hand, its operating costs and anticipated drilling operations for at least the next twelve months following the issuance of these financial statements.

The actual timing and number of wells drilled during 2025 and beyond will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and cash investments with initial maturity dates of less than three months when purchased. As of December 31, 2024 and 2023, the Company had no cash equivalents outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and marketable securities (if any). The Company had cash deposits of $2.5 million in excess of the FDIC’s current insured limit of $250,000 at December 31, 2024 for interest bearing accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company estimated the December 2024 revenue and related drilling expenses for two US wells. Using actual oil production results for the month, the Company used historical lease operating expenses and average price per BBL from prior months to calculate these estimates. No gas or NGL related revenue or expenses are included in the estimate.

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

For the years ended December 31, 2024 and 2023, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Stock warrants	94,400	94,400
Stock options	916,987	1,000,807
Totals	1,011,387	1,095,207

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

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method. Depletion and amortization for oil and gas properties was $160,001 and $167,526 for the years ended December 31, 2024 and 2023, respectively, and accumulated amortization, depreciation and impairment was $61,743,025 and $61,217,260 at December 31, 2024 and 2023, respectively.

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

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated for 2024 and 2023 using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. During 2024 and 2023, the Company recorded impairments of oil and gas properties totaling $275,760 and $537,686, respectively. The impairment reflects the decline in energy prices and production during 2024.

Furniture and Equipment

Office equipment is stated at original cost and is depreciated on the straight-line basis over the useful life of the assets, which ranges from three to five years.

Office equipment having an original cost basis of $90,004 was fully depreciated as of January 1, 2020. Therefore, accumulated depreciation was $90,004 and $90,004 at December 31, 2024 and 2023, respectively.

Equity Investment Accounted for at Cost

Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under equity investments accounted for at cost and are further discussed in Note 4, “Equity Investments Accounted for at Cost.” The Company’s share of the earnings and/or losses of equity investments accounted for at cost is not included in the Consolidated Statements of Operations. Income from equity investments accounted for at cost is only realized if and when distributions are made from the business to its investors. However, impairment charges related to businesses are recognized in the company’s Consolidated Statements of Operations. If circumstances suggest that the value of an equity investment accounted for at cost with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of the company’s equity investments accounted for at cost are reflected in the line item “Equity investment – Hupecol Meta, LLC” in the Company’s Consolidated Balance Sheets. As of December 31, 2024, the Company determined it was necessary to take an impairment charge of $6,392,874 for its investment in Hupecol Meta due to indications that its earnings performance has deteriorated, and the investment is no longer viewed as viable. The Company determined that it is unlikely to receive any substantial amount of proceeds upon the sale of Hupecol Meta, rendering the value of the investment fully impaired.

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

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters, including any interest or penalties. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results. There were no liabilities recorded for uncertain tax positions at December 31, 2024 and 2023.

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

The Company’s Permian Basin, Texas properties accounted for all of the Company’s oil and gas operations and substantially all of its oil and gas investments reflected in its consolidated financial statements in 2024. In the event of a significant negative change in operations or operating outlook pertaining to the Company’s Permian Basin properties, the Company may be forced to abandon or suspend such operations, which abandonment or suspension could be materially harmful to the Company.

For 2024, the Company’s oil production from its mineral interests was sold to U.S. oil marketing companies based on the highest bid. The gas production is sold to U.S. natural gas marketing companies based on the highest bid. No purchaser accounted for more than 10% of our oil and gas sales.

The Company reviews accounts receivable balances when circumstances indicate a balance may not be collectible. Based upon the Company’s review, no allowance for uncollectible accounts was deemed necessary at December 31, 2024 and 2023, respectively.

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

In accordance with Accounting Standards Updates ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company applies historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. Additionally, the Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. The Company did not record a provision for credit losses during the year ended December 31, 2024 or 2023. The adoption of ASC 326 did not have a material impact on our unaudited condensed consolidated financial statements as of the adoption date.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted the update for year-end 2024, but did not identify a material effect on its consolidated financial statements.

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

Subsequent Events

The Company evaluated subsequent events for disclosure from December 31, 2024 through the date the consolidated financial statements were issued. See Note 12.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Oil sales	$437,900	$590,486
Natural gas sales	8,869	79,443
Natural gas liquids sales	113,411	124,098
Total revenue from customers	$560,180	$794,027

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2024 or 2023.

NOTE 3—OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2024 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,326,003	$49,444,654	$62,770,657
Accumulated depreciation, depletion, amortization and impairment	(12,208,367)	(49,444,654)	(61,653,021)
Net capitalized costs	$1,117,636	$—	$1,117,636

Evaluated oil and gas properties subject to amortization at December 31, 2023 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,321,907	$49,444,654	$62,766,561
Accumulated depreciation, depletion, amortization and impairment	(11,762,288)	(49,444,654)	(61,206,942)
Net capitalized costs	$1,559,619	$—	$1,559,619

Impairments

During 2024, the Company realized a full cost ceiling test impairment of $275,760. The impairment of the US assets was attributable to declines in energy prices and production relating to the Company’s Reeves County properties, partially offset by the addition of the Company’s proved non-producing properties.

NOTE 4—Equity Investment Accounted for at Cost

During the year ended December 31, 2024, the Company received distributions, totaling $922,719, from Hupecol Meta representing the Company’s share of distributable net profits. During 2024, the Company invested $1.9 million for required capital contributions related to drilling operations in Colombia to Hupecol Meta.

The Company’s carrying value of its holdings in Hupecol Meta, was $4.5 million as of December 31, 2023, as reflected in the line item “Equity investment – Hupecol Meta” in the Company’s consolidated balance sheets.

Impairments

The Company performs annual business reviews of its equity investments accounted for at cost to determine whether the carrying value in that investment is impaired. As of December 31, 2024, the Company determined it was necessary to take an impairment charge of $6,392,874 for its investment in Hupecol Meta due to indications that its earnings performance has deteriorated, and the investment is no longer viewed as viable. The Company determined that it is unlikely to receive any substantial amount of proceeds upon the sale of Hupecol Meta, rendering the value of the investment fully impaired.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

The following table presents changes in our asset retirement liability (“ARO”) during each of the years ended December 31, 2024 and 2023.

	2024	2023

ARO liability at January 1	$63,084	$72,789
Additions from new drilling	—	—
Liabilities settled	—	(2,706)
Changes in estimates	(5,904)	(9,706)
Accretion expense	—	2,707

ARO liability at December 31	$57,180	$63,084

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

In June 2024, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life and are exercisable at $1.21 per share, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $63,730 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date – $1.21; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 97.8%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

In November 2024, the Company agreed to issue to its CEO a number of options equal to $15,000 divided by the closing price of our stock on the 15th day of each month. The strike price of each option is equal to the grant price. The options have a ten-year life and are exercisable at $0.76 per share for the November 2024 issuances and $0.73 per share for the December 2024 issuances, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $14,657 in November 2024, and $13,225 in December 2024, based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant dates – $1.43 and $1.36, respectively; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 92%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

Option activity during 2024 and 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	944,177	$2.08
Granted	60,000	$2.09
Exercised	—	$3.84
Forfeited	(3,370)	$20.43

Outstanding at December 31, 2023	1,000,807	2.46
Granted	82,320	1.08
Exercised	—
Expired	(166,140)	3.87

Outstanding at December 31, 2024	916,987	$2.06	6.10	$16,956
Exercisable at December 31, 2024	851,131	$2.13	5.86	$16,956

As of December 31, 2024, non-vested options granted totaled 65,856 and total unrecognized stock-based compensation expense related to non-vested stock options was $40,790. The related unrecognized expense is expected to be recognized over a weighted average period of 0.24 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2024 is 6.10 years and 5.86 years, respectively.

As of December 31, 2024, there were 87,680 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects stock-based compensation recorded by the Company for 2024 and 2023:

	2024	2023

Stock-based compensation expense from stock options and common stock included in general and administrative expense	$101,508	$238,314
Earnings per share effect of stock-based compensation expense	$(0.01)	$(0.02)

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

In 2024, we sold 2,180,180 shares of our common stock in a private placement for net proceeds of $2.3 million.

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

A summary of warrant activity and related information for 2024 and 2023 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2022	94,400	$2.50
Issued	—	—
Exercised	—	—
Expired	—	$—
Outstanding at December 31, 2023	94,400	$2.50
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2024	94,400	$2.50	$—
Exercisable at December 31, 2024	94,400	$2.50	$—

NOTE 8—TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2024 and 2023.

	2024	2023

Income (loss) before income taxes	$(8,216,112)	$(3,211,277)

Income tax expense (benefit) computed at statutory rates	$(1,725,727)	$(674,368)
Permanent differences, nondeductible expenses	28	9
Increase (decrease) in valuation allowance	1,807,535	710,336)
Expiration of options	32,060	—
RTA True-Ups	(227,729)	(10,919)
Deferred True-Up	113,833	(25,088)
Tax provision	$—	$—

Total provision
Foreign	$—	$—
Total provision (benefit)	$—	$—

At December 31, 2024 the Company has a federal tax loss carry forward of $12,741,145 and a foreign tax credit carry forward of $18,865, both of which have been fully reserved. The foreign tax credit will expire in 2025.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2024 and 2023 are set out below.

	2024	2023
Non-Current Deferred tax assets:
Net operating loss carry forward	12,729,620	$12,355,137
Foreign tax credit carry forward	18,865	18,865
Deferred state tax	—	—
Stock compensation	460,368	470,816
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	1,497,253	53,720
Other	—	—
ASC 842 lease standard – building lease	248	281
Pass-through investment	—	—
Total Non-Current Deferred tax assets	14,706,354	12,898,819
Valuation Allowance	(14,706,354)	(12,898,819)
Net deferred tax asset	—	$—

Schedule of Net Operating Loss Carryforwards

The Company is currently subject to a three-year statute of limitation for federal tax purposes and, in general, three to four-year statute of limitation for state tax purposes. State NOL expiration will occur beginning in 2033 and Federal NOL expiration will begin in 2032. The Company files income tax returns in the U.S. federal jurisdiction, and Texas and Oklahoma state jurisdictions. The Company is currently subject to a three-year statute of limitation for federal tax purposes and, in general, three to four year statute of limitation for state tax purposes. The federal tax years open to examination are tax years 2021, 2022, and 2023. The state tax years open to examination are tax years 2020, 2021, 2022, and 2023.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the year ended December 31, 2024, the operating cash outflows related to operating lease liabilities were $87,288 and the expense for the amortization of the right of use asset for operating leases was $66,741. As of December 31, 2024, the Company’s operating lease had a weighted-average remaining term of 0.83 years and a weighted average discount rate of 12%. Below is a summary of the Company’s right of use assets and liabilities as of December 31, 2024:

Right of use asset

Year	Amount
2025	75,051
Thereafter	—
Total future lease payments	75,051
Less: imputed interest	(3,969)
Present value of future operating lease payments	71,082
Less: current portion of operating lease liabilities	71,082
Long-term operating lease liability	$—

During the years ended December 31, 2024 and 2023, the Company recognized operating lease expense of $88,644 and $88,644, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company does not have any capital leases or other operating lease commitments.

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

During 2024, no pools were established under the Plan.

The Company records amounts payable under the plan as a reduction to revenue as revenues are recognized from prospects included in pools covered by the plan based on the participants’ interest in such prospect revenues and records the same as accounts payable until such time as such amounts are paid out.

ORRI Grants. All present and future prospects in Colombia are subject to a 1.5% ORRI in favor of each of our former Chairman and Chief Executive Officer and a former director.

Payments made by the Company under the Plan and ORRI’s totaled $42,450 and $47,724 in 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had accrued $0 and $0, respectively, under the Plan as accounts payable.

NOTE 10—GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2024 and 2023 and long-lived assets as of December 31, 2024 and 2023 attributable to each geographical area are presented below:

	2024		2023
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$560,180	$1,117,636	$794,027	$1,559,301
South America	—	—	—	—
Total	$560,180	$1,117,636	$794,027	$1,559,301

NOTE 11 — SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses net income to measure profit or loss, allocate resources, and assess performance. Further, the CODM is regularly provided with and utilizes consolidated functional expenses, as presented in the accompanying consolidated statements of operations, and total assets at the consolidated level, as included in the consolidated balance sheets herein, to manage the Company’s operations.

NOTE 12—SUBSEQUENT EVENTS

On February 20, 2025, the Company entered into a Share Exchange Agreement with the members of Abundia Global Impact Group, LLC (“AGIG”). In the Share Exchange Agreement, the Company has agreed to issue to the members of AGIG a number of shares of our common stock equal to 94% of the Company’s issued and outstanding shares (after taking into account such issuance). As a result of entering into the Share Exchange Agreement, we will acquire all of the issued and outstanding units of AGIG, and AGIG will become a wholly-owned subsidiary of the Company. Under the Share Exchange Agreement, the Company is obligated to obtain shareholder approval for the amendment of our Certificate of Incorporation to increase the number of authorized shares of common stock to 300,000,000 and for the issuance of approximately 246,000,000 shares to the members of AGIG. The acquisition is subject to shareholder approval and standard closing conditions.

In January 2025, the Company sold 2,600,000 shares of its common stock in a registered direct offering for net proceeds of $3,897,000.

In January 2025, the Company issued 24,202 options to its CEO and 24,202 options to a board member as compensation. In February 2025, the Company issued 10,638 options to its CEO as compensation.

NOTE 13—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2024	2023
Revenues
North America	$560,180	$794,027
South America	—	—
	$560,180	$794,027

Production Cost
North America	$747,559	$473,925
South America	—	—
	$747,559	$473,925

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2024, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$—	$—	$—
Proved properties being amortized	13,326,003	49,444,654	62,770,657
Accumulated depreciation, depletion, amortization and impairment	(12,208,367)	(49,444,654)	(61,653,021)

Net capitalized costs	$1,117,636	$—	$1,117,636

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $10.75 for the United States for the year ended December 31, 2024.

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

Total estimated proved developed, proved non-producing, and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

	United States
	Gas (mcf)	Oil (bbls)	Natural Gas Liquids (gallons)
Total proved reserves

Balance December 31, 2022	1,030,420	83,517	—

Revisions of prior estimates	(365,414)	(16,947)	—
Production	(57,360)	(7,719)	—

Balance December 31, 2023	607,646	58,599	—

Extensions and discoveries	78,980	17,000	502,614
Revisions to prior estimates	(214,960)	(23,217)	1,119,316
Production	(53,476)	(5,992)	(159,680)

Balance December 31, 2024	418,190	46,390	1,462,250

Proved developed reserves
at December 31, 2023	607,646	58,599	1,621,930
at December 31, 2024	418,190	46,390	1,462,250

Proved undeveloped reserves
at December 31, 2023	—	—	—
at December 31, 2024	—	—	—

As of December 31, 2024 and 2023, the Company had no proved undeveloped (“PUD”) reserves and no reserves outside of the United States.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is computed using average first-day-of the-month prices for oil and gas during the preceding 12-month period (with consideration of price changes only to the extent provided by contractual arrangements), applied to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions. Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including property acquisitions and exploration. The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

Standardized measure of discounted future net cash flows at December 31, 2024:

	United States	South America	Total
Future cash flows from sales of oil and gas	$4,427,982	—	4,427,982
Future production cost	(2,400,990)	—	(2,400,990)
Future development cost	(155,628)	—	155,628
Future net cash flows	1,871,364	—	1,871,364
10% annual discount for timing of cash flow	(748,094)	—	(748,094)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,123,270	—	1,123,270

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$39,359)	—	39,359
Change due to revisions in standardized variables:	—		—
Accretion of discount	156,472	—	156,472
Net change in sales and transfer price, net of production costs	(1,433,013)	—	(1,433,013)
Net change in future development cost	—	—	—
Discoveries	585,420	—	585,420
Revision and others	(33,056)	—	(33,056)
Changes in production rates and other	243,364	—	243,364

Net	(441,454)	—	(441,454)
Beginning of year	1,564,724	—	1,564,724
End of year	$1,123,270	—	1,123,270

Standardized measure of discounted future net cash flows at December 31, 2023:

	United States	South America	Total
Future cash flows from sales of oil and gas	$6,509,498	$—	$6,509,498
Future production cost	(3,804,439)	—	(3,804,439)
Future development cost	—	—	—
Future net cash flows	2,705,059	—	2,705,059
10% annual discount for timing of cash flow	(1,140,335)	—	(1,140,335)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,564,724	$—	$1,564,724

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(196,003)	$—	$(196,003)
Change due to revisions in standardized variables:
Accretion of discount	516,316	—	516,316
Net change in sales and transfer price, net of production costs	(3,117,105)	—	(3,117,105
Net change in future development cost	—	—	—
Discoveries	—	—	—
Revision and others	(645,668)	—	(645,668
Changes in production rates and other	(155,975)	—	(155,975)

Net	(3,598,435)	—	(3,598,435
Beginning of year	5,163,159	—	5,163,159
End of year	$1,564,724	$—	$1,564,724

