Form 10-K/A
period 2024-12-31
HOUSTON AMERICAN ENERGY CORP
filed 2025-04-30
CIK 1156041

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024, based on the closing sales price of the registrant’s common stock on that date, was $14,069,195. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 28, 2025 was 15,686,533.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A (this “Amendment”) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 24, 2025 (the “Original Filing”), is being filed for the following purposes: (a) to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, which had previously been omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. The Company is filing this Amendment to add this information because the definitive proxy statement containing this information will not be filed within 120 days after fiscal year end; (b) to replace the Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Rule 13a-14(a) of the Exchange Act as Exhibit 31.1 to the Original Filing; and (c) to replace the Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) as Exhibit 32.1 to the Original Filing. Due to an administrative error, the EDGAR versions of Exhibits 31.1 and 32.1 did not include a conformed signature of the officers on the certifications. New Certifications of the Chief Executive Officer and Chief Financial Officer are filed and furnished herewith as Exhibits 31.1 and 32.1 hereto.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing, and such disclosure in, or exhibits to, the Original Filing remain unchanged and speak as of the date of the filing of the Original Filing. In particular, the Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

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

The following table sets forth information relating to our principal properties as of December 31, 2024:

					2024 Net Production
	Net acreage	Average working interest %	Gross producing wells	Net proved reserves (boe)(1)	Oil (bbls)(1)	Natural Gas (mcf)(1)	Natural Gas Liquids (gallons)
Texas	98	6.8%	4	159,875	5,992	53,476	159,680
Louisiana	582	23.4%	-	-	-	-	-
Total U.S.	680	15.1%	4	159,875	5,992	53,476	159,680
Colombia(2)	572	16%	4	-	-	-	-
Total	1,252	16%	8	159,875	5,992	53,476	159,680

(1)	All reserve and production information excludes wells operated by Hupecol Meta in Colombia.

(2)	Net acreage and average working interest in Colombia are held through our investment in Hupecol Meta, and are subject to pending approvals of (i) the proposed relinquishment of a portion of the acreage within the Venus Exploration Area of the CPO-11 block; and (ii) the acquisition of the remaining 50% interest in the balance of the CPO-11 block previously farmed out to Parex Resources. See “Colombian Properties - CPO-11” below.

- United States Properties:

In the United States, our principal properties and operations are located in the on-shore Permian Basin and Gulf Coast region of Louisiana.

Texas Properties - Permian Basin

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

The following table sets forth information relating to our interests in prospects in Colombia at December 31, 2024:

Property	Operator	Ownership Interest	Total Gross Acres	Total Gross Developed Acres	Gross Productive Wells
CPO-11 - Venus Exploration Area	Hupecol	16.0%	3,573	1,332	4

Total			3,573	1,332	4

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

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	-	-	2	0.32	-	-
Non-productive	-	-	-	-	-	-
Total development wells	-	-	2	0.32	-	-

Exploratory wells, completed as:
Productive	-	-	-	-	1	0.16
Non-productive	1	0.16	-	-	1	0.16
Total exploratory wells	-	-			2	0.32

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

	Oil Wells	Gas Wells
United States
Gross	10	-
Net	0.7022	-
Colombia
Gross	4	-
Net	0.64	-
Total
Gross	14	-
Net	1.3422	-

Volume, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil, categorized by geographic area (excluding our production, prices and costs attributable to wells operated by Hupecol Meta), for each of the three years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Net Production:
Gas (Mcf):
United States	53,476	57,360	73,635
Colombia	-	-	-
Total	53,476	57,360	73,635

Natural Gas Liquids (Gallons)
United States	159,680	179,506	248,506
Colombia	-	-	-
Total	159,680	179,506	248,506

Oil (Bbls):
United States	5,992	7,971	10,688
Colombia	-	-	-
Total	5,992	7,971	10,688

Average sales price:
Gas ($ per Mcf)
United States	$0.17	$1.38	$5.13
Colombia	-	-	-
Total	$0.17	$1.38	$5.13

Natural Gas Liquids ($ per Gallon)
United States	$0.71	$0.69	$1.07
Colombia	-	-	-
Total	$0.71	$0.69	$1.07

Oil ($ per Bbl)
United States	73.08	$74.08	$93.10
Colombia	-	-	-

Total	73.08	$74.08	$93.10

Average production costs ($ per BOE):
United States	42.85	$27.03	$27.48
Colombia	-	-	-

Total	42.85	$27.03	$27.48

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

		Reserves (1)
	Oil	Natural Gas	Natural Gas Liquids	Total (2)
	(bbls)	(mcf)	(gal)	(boe)
Reserve category
Proved Developed Producing
United States	29,380	339,210	959,650	108,764
Colombia(3)	-	-	-	-
Total Proved Developed Producing Reserves	29,380	339,210	959,650	108,764
Proved Non-Producing
United States	17,010	78,980	502,600	42,140
Colombia(3)	-	-	-	-
Total Proved Non-Producing Reserves	17,010	78,980	502,600	42,140
Total Proved Reserves	46,390	418,190	1,462,250	150,904

	Proved Developed	Proved Non-Producing	Total Proved
PV-10 (1)	$537,870	$585,400	$1,123,270
Standardized measure (4)	$537,870	$585,400	$1,123,270

(1)	In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2024. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2024. The average prices utilized for purposes of estimating our proved reserves were $71.96 per barrel of oil, $0.52 per MMBTu of natural gas, and $0.71 per gallon of natural gas liquids for our US properties, adjusted by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(3)	As an equity investment accounted for at cost, we do not report any reserves attributable to our investment in Hupecol Meta.

(4)	The Standard Measure differs from PV-10 only in that the Standard Measure reflects estimated future income taxes.

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

Hydraulic Fracturing Regulation

Hydraulic fracturing, or “fracking”, is a common practice used to stimulate production of oil and natural gas from tight formations, including shales. Fracking involves the injection of fluids-usually consisting mostly of water but typically including small amounts of chemical additives-as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.

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

Holders

As of April 28, 2025, there were approximately 873 shareholders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	916,987	$2.09	87,680
Equity compensation plans not approved by security holders	-	-	-

	916,987	$2.09	87,680

(1)	Consists of shares (a) reserved for issuance pursuant to outstanding options granted and (b) shares remaining available for future issuance; under the Houston American Energy Corp. 2021 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth the gross and net producing wells, net oil, natural gas liquids, and gas production volumes and average hydrocarbon sales prices for 2024 and 2023 (excluding information pertaining to Hupecol Meta):

	2024	2023
Gross producing wells	4	4
Net producing wells	0.68	0.68
Net oil production (Bbls)	5,992	7,971
Net gas production (Mcf)	53,476	57,360
Net natural gas liquids production (Gallons)	159,680	179,506
Oil-Average sales price per barrel	$73.08	$74.08
Gas-Average sales price per mcf	$0.17	$1.38
Natural gas liquids-Average sales price per gallon	$0.71	$0.69

The change in production volumes reflects natural production declines. The change in average oil and natural gas prices realized reflects movements in global energy prices.

All oil and gas sales revenues for 2024 and 2023, by region (excluding information pertaining to Hupecol Meta), were as follows:

	Colombia	U.S.	Total
2024
Oil sales	$-	$473,900	$473,900
Gas sales	$-	$8,869	$8,869
Gas Liquids sales	$-	$113,411	$113,411
2023
Oil sales	$-	$590,486	$590,586
Gas sales	$-	$79,443	$79,443
Gas Liquids sales	$-	$124,098	$124,098

Lease Operating Expenses. Lease operating expenses, excluding expenses attributable to our cost method investment in Colombia, increased 24% to $747,559 in 2024 from $473,925 in 2023.

Lease operating expense, by region, for 2024 and 2023 (excluding information pertaining to Hupecol Meta), were as follows:

	Colombia	U.S.	Total
2024	$-	$747,559	$747,559
2023	$-	$473,925	$473,925

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding accounting for certain transactions, including reserve inputs, asset retirement obligations, calculation of depreciation, depletion, and amortization, and the full cost ceiling test, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist.

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

The Company’s Board of Directors (the “Board”) is currently composed of four members of the Board. Our restated certificate of incorporation and amended and restated by-laws, each as amended to date, provide for the classification of our board into three classes, as nearly equal in number as possible. The Class A, Class B and Class C directors are currently serving until the annual meeting of stockholders that will be held in 2025, 2027 and 2026, respectively, and until their respective successors are elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring. Our board has fixed the number of directors at four. There is currently one Class A director, one Class B director and two Class C directors.

Below is a list of the names, ages as of April 30, 2025, and positions of the individuals who currently serve as our directors and executive officers.

Name	Age	Position
Stephen Hartzell	71	Chairman of the Board
Keith Grimes	68	Director
Peter Longo	65	President, Chief Executive Officer, Chief Financial Officer, Director
Robert Bailey	61	Director

Biographies

Information concerning our directors is set forth below. The biographical description of each director and officer includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a director or officer.

Stephen Hartzell - Mr. Hartzell is the owner and President of S.P. Hartzell, Inc., a professional independent consulting exploration geology firm, and is an owner operator of Southern Star Exploration, LLC, an independent oil and gas company. From 1978 to 1986, Mr. Hartzell served as a petroleum geologist, division geologist and senior geologist with Amoco Production Company, Tesoro Petroleum Corporation, Moore McCormack Energy and American Hunter Exploration. Mr. Hartzell received his B.S. in Geology from Western Illinois University and an M.S. in Geology from Northern Illinois University.

Mr. Hartzell brings to our board over 40 years of broad experience in the oil and gas industry, covering geology, operations management and asset management, and his resulting understanding of our industry, operating environment, key drivers of operational success and specific geological characteristics and challenges encountered in operations.

R. Keith Grimes - Mr. Grimes has, since 2008, served in various senior executive capacities at New Tech Global and its predecessors, Sierra Hamilton LLC and Hamilton Engineering, LLC. New Tech Global is an international service provider to oil and gas exploration and production companies offering specialized technical consulting and E&P technology to operators worldwide. Mr. Grimes has served as Chief Executive Officer of New Tech Global since 2022. Previously, Mr. Grimes managed all eastern hemisphere operations of Expro Group, a global well testing and subsea engineering company, and served in numerous leadership roles with Halliburton for 20 years. Mr. Grimes holds a B.S. degree in Petroleum Engineering from Texas Tech University.

Mr. Grimes brings to our board over 40 years of broad domestic and international energy industry experience as a petroleum engineer and senior executive and his resulting understanding of our industry, international operations, engineering, geological and operational challenges encountered in our business.

Peter Longo – Mr. Longo has served as our President and CEO, and as a director, since November 2024, and principal financial officer since February 2025. Mr. Longo retired from United Technologies Corporation (UTC) in 2018 and has since been serving as the Chairman of Cyient, Inc. the U.S. subsidiary of Cyient, Ltd., a leading management services provider in engineering, manufacturing, geospatial, network, and operations management services to multi-national companies. Mr. Longo was employed at UTC since 1988. From 2016 to 2018, Mr. Longo served as SVP of Operations for UTC from prior to its merger with Raytheon Corporation (RTX). During his 30 years with UTC, Mr. Longo served as CFO and CIO at several of UTC’s business units. Neither Cyient nor RTX is affiliated with the Company. Mr. Longo has a bachelor in accountancy degree from Bentley University and is a Certified Public Accountant (CPA).

Robert Bailey – Mr. Bailey has served as a director, since November 2024. Mr. Bailey retired from Raytheon Technologies Corporation, formerly United Technologies Corporation, in 2020 and has since been performing financial consulting for a variety of companies. Mr. Bailey was employed at UTC since 1992. From 2016 to 2020, Mr. Bailey served as VP Controller for UTC until the merger with Raytheon Corporation. During his 28 years with UTC, Mr. Bailey served as CFO at several of UTC’s business units. RTX is not affiliated with the Company. Mr. Bailey has a bachelor in accountancy degree from the University of Massachusetts - Amherst and is a CPA.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

There is no arrangement or understanding between any of the directors or officers identified above and any other person pursuant to which he was selected as a director or officer. None of the directors or officers identified above is, or has been, a participant in any transaction involving the Company, and is not a participant in any proposed transaction with the Company, in each case, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Independence

The board has determined that each of the directors, with the exception of Mr. Longo, qualify as “independent” as defined by applicable NYSE American and SEC rules. In making this determination, the board has concluded that none of these members has a relationship that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Stephen Hartzell has served as lead director since March 2007 and as Chairman since 2018 and presides over meetings of the independent directors.

Board Committees

The board currently has, and appoints members to, two standing committees: the audit committee and the compensation committee. Each member of these committees is independent as defined by applicable NYSE American and SEC rules. The current members of the committees are identified below:

Director	Audit		Compensation
Stephen Hartzell	✔		✔	(Chair)
Keith Grimes	✔		✔
Robert Bailey	✔	(Chair)

Audit Committee

The audit committee is composed of three independent directors, Messrs. Bailey, Grimes, and Hartzell, all of whom meet the independence and financial literacy requirements as defined by applicable NYSE American and SEC rules. The audit committee assists the board in its general oversight of our financial reporting, internal controls, legal compliance, ethics programs and audit functions, and is directly responsible for the appointment, evaluation, retention and compensation of the registered public accounting firm. The board has determined that Mr. Bailey and Mr. Grimes qualify as “audit committee financial experts” in accordance with the applicable rules and regulations of the SEC.

The audit committee acts under the terms of a written charter initially adopted in May 2006, a copy of which can be found on our website at www.houstonamerican.com/corporategovernance.html. The audit committee met five times during the fiscal year ended December 31, 2024.

Compensation Committee

The compensation committee, which is appointed by the board, is composed of two non-employee independent directors as defined by applicable NYSE American rules. The committee is responsible for establishing and administering the policies that govern both annual compensation and equity ownership. It reviews and approves salaries, bonus and incentive compensation, perquisites, equity compensation, and all other forms of compensation for our executive officers, including our chief executive officer. The compensation committee is also responsible for reviewing and administering our incentive compensation plans, equity incentive programs and other benefit plans. It periodically reviews and makes recommendations to the board with respect to director’s compensation.

The compensation committee acts under the terms of a written charter adopted in June 2013, a copy of which can be found on our website at www.houstonamerican.com/corporategovernance.html. The compensation committee held one meeting during the fiscal year ended December 31, 2024.

Nomination of Directors

The board of directors does not maintain a standing nominating committee. Instead, the board has adopted, by resolution, a process of nominating directors wherein nominees must be selected, or recommended for the board’s selection, by a majority of the independent directors with independence determined in accordance with NYSE American standards. Because of the relatively small size of the company and the board and the current demands on the independent directors, the board determined that the nomination process would best be carried out, while maintaining the independence of the nominating process, by drawing upon the resources of all board members with the requirement that nominees be selected by a majority of the independent directors.

Board Leadership Structure and Risk Oversight Role

Stephen Hartzell presently serves as our “Lead Independent Director” and as our Chairman of the Board. We believe that such a leadership structure is appropriate for our company given the small size of our company and our need to control costs and facilitate rapid response to market opportunities.

Our board provides high level oversight with respect to our risk management activities, consisting principally of interfacing with management with regard to proper risk management policies and implementation of those policies. In general, the board familiarizes itself with the risk management policies being pursued and the actual transactions carried out in that regard so as to assure that the policy is sound and the transactions undertaken are consistent with the policy. Given our position as a non-operator of our various properties, decisions regarding entry into derivative instruments to manage commodity price risk is typically vested in the property operators and, therefore, the board believes that our company and management has little discretion with regard to risk management transactions at the property level.

Code of Business Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to all our directors, officers and employees, including our chief executive officer and our chief financial and accounting officer. A current copy of the code can be found on our website at www.houstonamerican.com/corporategovernance.html. In addition, we intend to post on our website or file under cover of Form 8-K all disclosures that are required by law or NYSE American listing standards concerning any amendments to, or waivers from, any provision of the code.

Insider Trading Policy

Under the terms of our Insider Trading Policy, all directors and executive officers are prohibited from engaging in any hedging transaction involving shares of our securities, such as puts, calls or short sales.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, or “Section 16(a)”, requires that directors, executive officers and persons who own more than ten percent of any registered class of a company’s equity securities, or “reporting persons,” file with the SEC initial reports of beneficial ownership and report changes in beneficial ownership of common stock and other equity securities. Reporting persons holding our stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of copies of these reports, and written representations from such reporting persons, we believe that all filings required to be made by reporting persons of our stock were timely filed for the year ended December 31, 2024 in accordance with Section 16(a).

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the current and former executive officers listed below during the years ended December 31, 2024, and 2023. We have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only (i) our principal executive officer, (ii) the two most highly compensated executive officers other than our principal executive officer and (iii) if applicable, up to two individuals who would have qualified as our two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. Throughout this document, the officers below are referred to as our “named executive officers” or “NEOs”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)	Total ($)
Peter Longo(2), CEO, CFO	2024	24,000	—	—	27,883	—	—	51,883
	2023	—	—	—	—	—	—	—
John Terwilliger(3), Former CEO	2024	240,000	—	—	—	21,225	—	261,225
	2023	210,000	200,000	—	—	32,940	—	442,940

(1)	The amounts consists of production payments under our Production Incentive Compensation Plan and with respect to revenues from prospects in Colombia. For a description of our Production Incentive Compensation Plan, see Note 9 to the consolidated financial statements included as part of Part II, Item 8 of this Amendment.

(2)	On November 11, 2024, Mr. Longo was appointed as Chief Executive Officer and to the Board of Directors of the Company. On February 18, 2025, Mr. Longo was appointed Chief Financial Officer of the Company.

(3)	On November 11, 2024, Mr. Terwilliger resigned as Chief Executive Officer. On December 30, 2025, Mr. Terwilliger resigned as a member of the Board of Directors of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to unexercised options previously awarded to the Named Executive Officers at December 31, 2024.

		Option Awards (1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Valu of Shares or Units of Stock That Have Not Vested

John Terwilliger	07/22/21	150,000	—	$1.77	07/22/31	—	$—
	11/11/20	150,000	—	1.45	11/10/30	—	—
	06/13/19	40,000	—	2.71	06/13/29	—	—
	03/20/18	40,000	—	3.75	03/20/28	—	—
	06/10/14	48,000	—	5.19	06/10/24	—	—
Peter Longo	12/16/24	10,870	—	0.73	12/16/34	8,696	6,087
	11/15/24	11,450	—	0.76	11/15/34	9,160	4,855

(1)	All numbers of securities and exercise price are adjusted to reflect a 1-for-12.5 reverse stock split effected in July 2020.

Employment Arrangements

Mr. Longo does not have an employment agreement with the company. Mr. Longo presently receives the following compensation: (1) a base salary of $15,000 a month, (2) the monthly-issuance of options to acquire a number of shares of the Company’s common stock equal to $15,000 divided by the then trading price per share (mid-month) of the Company’s common stock. Mr. Longo does not participate in health insurance or other benefit plans available to company employees.

Mr. Terwilliger resigned as CEO of the Company effective November 11, 2024. In November 2024, we entered into an agreement with John Terwilliger, to pay Mr. Terwilliger $800,000 in exchange for terminating his change of control agreement with the Company. In addition, Mr. Terwilliger retired as a director on December 31, 2025 and remains an advisor to the Company for $2,500 per month. No stock options were granted to Mr. Terwilliger during 2024.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2024, for each member of our Board of Directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Stephen Hartzell	25,594	—	21,243	—	—	46,837
Keith Grimes	25,594	—	21,243	—	—	46,837
Robert Bailey(3)	2,925	—	22,174	—	—	25,099
James Schoonover(4)	11,700	—	21,243	—	—	32,943

(1)	Reflects the grant date fair value calculated in accordance with FASB ASC Topic 718. The Company’s FASB ASC Topic 718 assumptions used in these calculations are set forth in Note 6 to the Financial Statements included in the Company’s annual report on Form 10-K filed with the SEC on April 2, 2024.

(2)	The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2024, the last day of the 2024 fiscal year: Mr. Hartzell: 116,000; Mr. Grimes: 116,000; Mr. Bailey: 15,000; and Mr. Schoonover: 320,666.

(3)	Appointed as a member of the Board of Directors on November 11, 2024.

(4)	Appointed as a member of the Board of Directors on November 11, 2024.

Standard Director Compensation Arrangements

We compensate non-employee members of the board through a mixture of cash and equity-based compensation. As revised, effective June 2023, cash compensation arrangements for our non-employee directors consist of the following payments: (i) annual retainer of $11,700; (ii) annual retainer for service on each board committee of $3,900; (iii) annual retainer for service as chair of the audit committee of $4,875; and (iv) annual retainer for service as chair of the compensation committee of $4,875. Each of the annual retainers is payable in equal quarterly installments. We also reimburse expenses incurred by non-employee directors to attend board and committee meetings.

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

Information regarding securities authorized for issuance under equity compensation plans is set forth in Part II, Item 5 of the Amendment.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 28, 2025, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding
Bower Family Holdings, LLC (1)	2,180,180	(3)	13.61%
Stephen Hartzell(2)*	120,000	(4)	†
Keith Grimes(2)*	118,400	(4)	†
Peter Longo(2)**	82,967	(5)	†
Robert Bailey(2)*	15,000	(6)	†
All current directors and executive officers as a group (4 persons)	336,367	(7)	2.10%

*	Director of our company
**	CEO and director of our company
†	Less than 1% of the shares of total Common Stock outstanding as of April 3, 2025.
(1)	The address of each of BFH and Kevin John Bower is 110 Kings Road, Kings Mountain, NC 28086.
(2)	Address is 801 Travis St., Suite 1425, Houston, Texas 77002.
(3)	Information is based on a Schedule 13G filed by BFH on November 18, 2024. Mr. Bower is a director of BFH and may be deemed to have voting and dispositive power with respect to such shares. Mr. Bower disclaims beneficial ownership of the shares held by BFH.
(4)	Includes 116,000 shares issuable upon exercise of stock options.
(5)	Includes 82,967 shares issuable upon exercise of stock options.
(6)	Includes 15,000 shares issuable upon exercise of stock options.
(7)	Includes 329,967 shares issuable upon exercise of stock options.

Pension Benefits

We do not maintain any retirement plans or otherwise provide any retirement benefits of any nature for our executives or employees.

Clawback Policy

Our Board has adopted a Clawback Policy covering compensation paid to our executive officers. Under this policy, in the event a restatement of our financial statements is made due to material noncompliance with financial reporting requirements under U.S. securities laws, any performance-based cash compensation paid and any performance-based equity awards granted to such officer with respect to the period covered by the restatement will be recalculated and the board may seek recoupment of any excess compensation.

Termination or Change in Control Payments

Mr. Terwilliger resigned as CEO of the Company effective November 11, 2024. In November 2024, we entered into an agreement with John Terwilliger, to pay Mr. Terwilliger $800,000 in exchange for terminating his change of control agreement with the Company. In addition, Mr. Terwilliger retired as a director on December 31, 2025 and remains an advisor to the Company for $2,500 per month. No stock options were granted to Mr. Terwilliger during 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Our independent directors review the terms of any proposed related party transactions to determine the fairness to our company of such transactions and retains the power to approve or reject any such transactions.

There were no related party transactions undertaken during 2023 or 2024.

Director Independence

See “Directors, Executive Officers and Corporate Governance - Board Independence” and “Directors, Executive Officers and Corporate Governance - Board Committees” above.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Our independent registered public accounting firm for the Company’s fiscal years ended December 31, 2024 and 2023 was Marcum LLP.

Independent Registered Public Accounting Firm Fees

The following table summarizes the fees of Marcum LLP, our registered public accounting firm in 2024 and 2023, respectively, billed to us for each of the last two fiscal years:

Fee Category	FY 2024	FY 2023
Audit Fees (1)	$330,974	$215,850
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$330,974	$215,850

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

All fees set forth in the table above were approved by our audit committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2024, and 2023. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved 100% of the services provided by our principal accountants.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial statements. See “Index to Financial Statements” on page F-1.

2. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
1.1	At-the-Market Issuance Sales Agreement, dated November 18, 2022, by and between Houston American Energy Corp. and Univest Securities, LLC	8-K	11/18/22	1.1

1.2	Engagement Letter, dated October 26, 2024, by and between Houston American Energy Corp. and Univest Securities LLC	8-K	11/12/24	10.1

1.3	Subscription Agreement, dated November 8, 2024, by and between Houston American Energy Corp. and the purchaser designated on the signature page thereto	8-K	11/12/24	10.2

3.1	Certificate of Incorporation of Houston American Energy Corp. filed April 2, 2001	S-4	08/03/01	3.1

3.2	Amended and Restated Bylaws of Houston American Energy Corp. adopted June 26, 2023	8-K	06/29/23	3.1

3.3	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed September 25, 2001	S-4A	10/01/01	3.4

3.4	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed July 21, 2020	8-K	07/17/20	3.1

3.5	Certificate of Amendment to the Certificate of Incorporation of Houston American Energy Corp. filed October 17, 2024	10-K	02/24/2025	3.5

4.1	Text of Common Stock Certificate of Houston American Energy Corp.	S-4	08/03/01	4.1

10.1	Form of 2019 Warrant	8-K	09/20/19	10.3

10.2	Houston American Energy Corp. 2017 Equity Incentive Plan*	Sch 14A	07/24/17	Ex A

10.3	Houston American Energy Corp. 2021 Equity Incentive Plan*	Sch 14A	04/28/21	Ex B

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.4	Form of Change in Control Agreement, dated June 11, 2012*	8-K	06/14/12	10.1

10.5	Production Incentive Compensation Plan*	10-Q	08/14/13	10.1

10.6	Agreement, dated November 11, 2024, between Houston American Energy Corp. and John Terwilliger*	8-K	11/12/24	10.3

14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	03/26/04	14.1

23.1	Consent of Marcum, LLP	10-K	02/24/2025	23.1

23.2	Consent of Russell K. Hall & Associates, Inc.	10-K	02/24/2025	23.2

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

97.1	Clawback Policy	10-K	02/24/2025	97.1

99.1	Code of Business Ethics	8-K	07/07/06	99.1

99.2	Report of Russell K. Hall & Associates, Inc.	10-K	02/24/2025	99.2

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.
Dated: April 30, 2025

	By:	/s/ Peter Longo
Peter Longo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Longo	Chief Executive Officer, President and Director	April 30, 2025
Peter Longo	(Principal Executive Officer and Principal Financial Officer)

/s/ Robert J. Bailey	Director	April 30, 2025
Robert J. Bailey

/s/ Stephen Hartzell	Director	April 30, 2025
Stephen Hartzell

/s/ Keith Grimes	Director	April 30, 2025
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

Houston, Texas

February 21, 2025

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	2,960,151	$4,059,182
Accounts receivable - oil and gas sales	75,074	71,736
Prepaid expenses and other current assets	175,866	35,244
TOTAL CURRENT ASSETS	3,211,091	4,166,162

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,770,657	62,776,561
Costs not being amortized	-	-
Office equipment	90,004	90,004
Total	62,860,661	62,866,565
Accumulated depletion, depreciation, amortization, and impairment	(61,743,025)	(61,307,264)

PROPERTY AND EQUIPMENT, NET	1,117,636	1,559,301

Equity investment - Hupecol Meta LLC	-	4,505,358
Right of use asset	69,901	145,021
Other assets	3,167	3,167
TOTAL ASSETS	4,401,795	$10,379,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	49,542	$156,572
Accrued expenses	17,684	17,083
Short-term lease liability	71,082	75,276
TOTAL CURRENT LIABILITIES	138,308	248,931

LONG-TERM LIABILITIES
Lease liability, net of current portion	-	71,083
Reserve for plugging and abandonment costs	57,180	63,084
TOTAL LONG-TERM LIABILITIES	57,180	134,167
TOTAL LIABILITIES	195,488	383,098

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 20,000,000 shares authorized 13,086,533 and 10,906,353 shares issued and outstanding	13,087	10,907
Additional paid-in capital	89,408,329	86,984,001
Accumulated deficit	(85,215,109)	(76,998,997)
TOTAL SHAREHOLDERS’ EQUITY	4,206,307	9,995,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	4,401,795	$10,379,009

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
REVENUES
Oil and gas revenue	560,180	$794,027
Total operating revenue	560,180	794,027

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	747,559	473,925
General and administrative expense	2,224,559	1,852,559
Depreciation and depletion	160,001	167,527
Loss on disposal of oil and gas properties - Colombia	-	2,343,126
Impairment expense - oil and gas properties	275,760	537,686
Impairment expense - equity investment in Hupecol Meta LLC	6,392,874	-
Total operating expenses	9,800,753	5,374,823

Loss from operations	(9,240,573)	(4,580,796)

OTHER INCOME
Interest income	101,742	148,565
Other income	922,719	1,220,954
Total other income	1,024,461	1,369,519

Net loss before taxes	(8,216,112)	(3,211,277)

Income tax expense (benefit)	-	-
Net loss	(8,216,112)	$(3,211,277)
Basic net loss per common share outstanding	$(0.73)	$(0.30)
Diluted net loss per common share outstanding	$(0.73)	$(0.30)
Basic weighted average number of common shares outstanding	11,288,019	10,783,731
Diluted weighted average number of common shares outstanding	11,288,019	10,783,731

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - December 31, 2022	10,327,646	$10,328	$85,094,266	$(73,787,720)	$11,316,874

Issuance of common stock for cash, net	578,707	579	1,651,421	-	1,652,000
Stock-based compensation	-	-	238,314	-	238,314
Net loss	-	-	-	(3,211,277)	(3,211,277)
Balance - December 31, 2023	10,906,353	10,907	86,984,001	(76,998,997)	9,995,911

Issuance of common stock for cash, net	2,180,180	2,180	2,322,820	-	2,325,000
Stock-based compensation	-	-	101,508	-	101,508
Net loss	-	-	-	(8,216,112)	(8,216,112)
Balance - December 31, 2024	13,086,533	$13,087	$89,408,329	$(85,215,109)	$4,206,307

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(8,216,112)	$(3,211,277)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and depletion	160,001	167,527
Impairment of oil and gas properties	275,760	537,686
Impairment of equity investment - Hupecol Meta LLC	6,392,874	-
Loss on disposal of oil and gas properties - Colombia	-	2,343,126
Accretion of plugging and abandonment costs	-	2,707
Stock-based compensation	101,508	238,314
Amortization of right of use asset	75,120	67,181
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(3,338)	92,839
Decrease in accrued earning distributions from Hupecol Meta, LLC	-	17,358
(Increase)/Decrease in prepaid expense and other current assets	(140,622)	31,942
(Decrease)/Increase in accounts payable and accrued expenses	(106,429)	41,174
Decrease in operating lease liability	(75,277)	(65,385)
Net cash (used in) provided by operating activities	(1,536,515)	263,191

CASH FLOW FROM INVESTING ACTIVITIES
Payments for capital contribution for equity investment	(1,887,516)	(2,403,219)
Net cash used in investing activities	(1,887,516)	(2,403,219)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock for cash, net of offering costs	2,325,000	1,652,000
Net cash provided by financing activities	2,325,000	1,652,000

(DECREASE)/INCREASE IN CASH	(1,099,031)	(488,028)
Cash, beginning of year	4,059,182	4,547,210
Cash, end of year	$2,960,151	$4,059,182

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in estimate of asset retirement obligations, net	$5,904	$9,706

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable - other and escrow receivables have been evaluated for collectability and are recorded at their net realizable values.

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

Equity Investment Accounted for at Cost

Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under equity investments accounted for at cost and are further discussed in Note 4, “Equity Investments Accounted for at Cost.” The Company’s share of the earnings and/or losses of equity investments accounted for at cost is not included in the Consolidated Statements of Operations. Income from equity investments accounted for at cost is only realized if and when distributions are made from the business to its investors. However, impairment charges related to businesses are recognized in the company’s Consolidated Statements of Operations. If circumstances suggest that the value of an equity investment accounted for at cost with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of the company’s equity investments accounted for at cost are reflected in the line item “Equity investment - Hupecol Meta, LLC” in the Company’s Consolidated Balance Sheets. As of December 31, 2024, the Company determined it was necessary to take an impairment charge of $6,392,874 for its investment in Hupecol Meta due to indications that its earnings performance has deteriorated, and the investment is no longer viewed as viable. The Company determined that it is unlikely to receive any substantial amount of proceeds upon the sale of Hupecol Meta, rendering the value of the investment fully impaired.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which was codified in Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Because the Company is a smaller reporting company based on the most recent determination as of November 15, 2019, ASC 326 became effective for the Company for fiscal years beginning after December 15, 2022. As such, the Company adopted ASC 326 effective January 1, 2023, utilizing the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable and contract asset. In relation to available-for-sale (“AFS”) debt securities, the guidance eliminates the concept of “other-than-temporary” impairment, and instead focuses on determining whether any impairment is a result of a credit loss or other factors.

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

NOTE 2-REVENUE FROM CONTRACTS WITH CUSTOMERS

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

NOTE 3-OIL AND GAS PROPERTIES

Evaluated Oil and Gas Properties

Evaluated oil and gas properties subject to amortization at December 31, 2024 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,326,003	$49,444,654	$62,770,657
Accumulated depreciation, depletion, amortization and impairment	(12,208,367)	(49,444,654)	(61,653,021)
Net capitalized costs	$1,117,636	$-	$1,117,636

Evaluated oil and gas properties subject to amortization at December 31, 2023 included the following:

	United States	South America	Total

Evaluated properties being amortized	$13,321,907	$49,444,654	$62,766,561
Accumulated depreciation, depletion, amortization and impairment	(11,762,288)	(49,444,654)	(61,206,942)
Net capitalized costs	$1,559,619	$-	$1,559,619

Impairments

During 2024, the Company realized a full cost ceiling test impairment of $275,760. The impairment of the US assets was attributable to declines in energy prices and production relating to the Company’s Reeves County properties, partially offset by the addition of the Company’s proved non-producing properties.

NOTE 4-Equity Investment Accounted for at Cost

During the year ended December 31, 2024, the Company received distributions, totaling $922,719, from Hupecol Meta representing the Company’s share of distributable net profits. During 2024, the Company invested $1.9 million for required capital contributions related to drilling operations in Colombia to Hupecol Meta.

The Company’s carrying value of its holdings in Hupecol Meta, was $4.5 million as of December 31, 2023, as reflected in the line item “Equity investment - Hupecol Meta” in the Company’s consolidated balance sheets.

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

NOTE 5-ASSET RETIREMENT OBLIGATIONS

The following table presents changes in our asset retirement liability (“ARO”) during each of the years ended December 31, 2024 and 2023.

	2024	2023

ARO liability at January 1	$63,084	$72,789
Additions from new drilling	-	-
Liabilities settled	-	(2,706)
Changes in estimates	(5,904)	(9,706)
Accretion expense	-	2,707

ARO liability at December 31	$57,180	$63,084

NOTE 6-STOCK-BASED COMPENSATION

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

Stock Option Activity

In June 2023, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life and are exercisable at $2.09 per share, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $119,252 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date - $2.09; risk free interest rate based on the applicable US Treasury bill rate - 0%; dividend yield - 0%; volatility factor based on the trading history of the Company - 116%; weighted average expected life in years - 10; and expected forfeiture rate - 0%.

In June 2024, options to purchase an aggregate of 60,000 shares of the Company’s common stock were granted to the Company’s directors. The options have a ten-year life and are exercisable at $1.21 per share, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $63,730 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant date - $1.21; risk free interest rate based on the applicable US Treasury bill rate - 0%; dividend yield - 0%; volatility factor based on the trading history of the Company - 97.8%; weighted average expected life in years - 10; and expected forfeiture rate - 0%.

In November 2024, the Company agreed to issue to its CEO a number of options equal to $15,000 divided by the closing price of our stock on the 15th day of each month. The strike price of each option is equal to the grant price. The options have a ten-year life and are exercisable at $0.76 per share for the November 2024 issuances and $0.73 per share for the December 2024 issuances, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $14,657 in November 2024, and $13,225 in December 2024, based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant dates - $1.43 and $1.36, respectively; risk free interest rate based on the applicable US Treasury bill rate - 0%; dividend yield - 0%; volatility factor based on the trading history of the Company - 92%; weighted average expected life in years - 10; and expected forfeiture rate - 0%.

Option activity during 2024 and 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	944,177	$2.08
Granted	60,000	$2.09
Exercised	-	$3.84
Forfeited	(3,370)	$20.43

Outstanding at December 31, 2023	1,000,807	2.46
Granted	82,320	1.08
Exercised	-
Expired	(166,140)	3.87

Outstanding at December 31, 2024	916,987	$2.06	6.10	$16,956
Exercisable at December 31, 2024	851,131	$2.13	5.86	$16,956

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

NOTE 7-CAPITAL STOCK

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

A summary of warrant activity and related information for 2024 and 2023 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2022	94,400	$2.50
Issued	-	-
Exercised	-	-
Expired	-	$-
Outstanding at December 31, 2023	94,400	$2.50
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2024	94,400	$2.50	$-
Exercisable at December 31, 2024	94,400	$2.50	$-

NOTE 8-TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2024 and 2023.

	2024	2023

Income (loss) before income taxes	$(8,216,112)	$(3,211,277)

Income tax expense (benefit) computed at statutory rates	$(1,725,727)	$(674,368)
Permanent differences, nondeductible expenses	28	9
Increase (decrease) in valuation allowance	1,807,535	710,336)
Expiration of options	32,060	-
RTA True-Ups	(227,729)	(10,919)
Deferred True-Up	113,833	(25,088)
Tax provision	$-	$-

Total provision
Foreign	$-	$-
Total provision (benefit)	$-	$-

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

	2024	2023
Non-Current Deferred tax assets:
Net operating loss carry forward	12,729,620	$12,355,137
Foreign tax credit carry forward	18,865	18,865
Deferred state tax	-	-
Stock compensation	460,368	470,816
Book in excess of tax depreciation, depletion and capitalization methods on oil and gas properties	1,497,253	53,720
Other	-	-
ASC 842 lease standard - building lease	248	281
Pass-through investment	-	-
Total Non-Current Deferred tax assets	14,706,354	12,898,819
Valuation Allowance	(14,706,354)	(12,898,819)
Net deferred tax asset	-	$-

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

NOTE 9-COMMITMENTS AND CONTINGENCIES

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

Right of use asset

Year	Amount
2025	75,051
Thereafter	-
Total future lease payments	75,051
Less: imputed interest	(3,969)
Present value of future operating lease payments	71,082
Less: current portion of operating lease liabilities	71,082
Long-term operating lease liability	$-

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

NOTE 10-GEOGRAPHICAL INFORMATION

The Company currently has operations in two geographical areas, the United States and Colombia. Revenues for the years ended December 31, 2024 and 2023 and long-lived assets as of December 31, 2024 and 2023 attributable to each geographical area are presented below:

	2024		2023
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
North America	$560,180	$1,117,636	$794,027	$1,559,301
South America	-	-	-	-
Total	$560,180	$1,117,636	$794,027	$1,559,301

NOTE 11 - SEGMENT INFORMATION

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

NOTE 12-SUBSEQUENT EVENTS

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

NOTE 13-SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities-Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses, which excludes the joint venture expenses incurred in South America, by geographic area:

	2024	2023
Revenues
North America	$560,180	$794,027
South America	-	-
	$560,180	$794,027

Production Cost
North America	$747,559	$473,925
South America	-	-
	$747,559	$473,925

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2024, all of which are onshore properties located in the United States and Colombia, South America are summarized below:

	United States	South America	Total
Unproved properties not being amortized	$-	$-	$-
Proved properties being amortized	13,326,003	49,444,654	62,770,657
Accumulated depreciation, depletion, amortization and impairment	(12,208,367)	(49,444,654)	(61,653,021)

Net capitalized costs	$1,117,636	$-	$1,117,636

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

	United States
	Gas (mcf)	Oil (bbls)	Natural Gas Liquids (gallons)
Total proved reserves

Balance December 31, 2022	1,030,420	83,517	-

Revisions of prior estimates	(365,414)	(16,947)	-
Production	(57,360)	(7,719)	-

Balance December 31, 2023	607,646	58,599	-

Extensions and discoveries	78,980	17,000	502,614
Revisions to prior estimates	(214,960)	(23,217)	1,119,316
Production	(53,476)	(5,992)	(159,680)

Balance December 31, 2024	418,190	46,390	1,462,250

Proved developed reserves
at December 31, 2023	607,646	58,599	1,621,930
at December 31, 2024	418,190	46,390	1,462,250

Proved undeveloped reserves
at December 31, 2023	-	-	-
at December 31, 2024	-	-	-

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

Standardized measure of discounted future net cash flows at December 31, 2024:

	United States	South America	Total
Future cash flows from sales of oil and gas	$4,427,982	-	4,427,982
Future production cost	(2,400,990)	-	(2,400,990)
Future development cost	(155,628)	-	155,628
Future net cash flows	1,871,364	-	1,871,364
10% annual discount for timing of cash flow	(748,094)	-	(748,094)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,123,270	-	1,123,270

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$39,359)	-	39,359
Change due to revisions in standardized variables:	-		-
Accretion of discount	156,472	-	156,472
Net change in sales and transfer price, net of production costs	(1,433,013)	-	(1,433,013)
Net change in future development cost	-	-	-
Discoveries	585,420	-	585,420
Revision and others	(33,056)	-	(33,056)
Changes in production rates and other	243,364	-	243,364

Net	(441,454)	-	(441,454)
Beginning of year	1,564,724	-	1,564,724
End of year	$1,123,270	-	1,123,270

Standardized measure of discounted future net cash flows at December 31, 2023:

	United States	South America	Total
Future cash flows from sales of oil and gas	$6,509,498	$-	$6,509,498
Future production cost	(3,804,439)	-	(3,804,439)
Future development cost	-	-	-
Future net cash flows	2,705,059	-	2,705,059
10% annual discount for timing of cash flow	(1,140,335)	-	(1,140,335)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$1,564,724	$-	$1,564,724

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(196,003)	$-	$(196,003)
Change due to revisions in standardized variables:
Accretion of discount	516,316	-	516,316
Net change in sales and transfer price, net of production costs	(3,117,105)	-	(3,117,105
Net change in future development cost	-	-	-
Discoveries	-	-	-
Revision and others	(645,668)	-	(645,668
Changes in production rates and other	(155,975)	-	(155,975)

Net	(3,598,435)	-	(3,598,435
Beginning of year	5,163,159	-	5,163,159
End of year	$1,564,724	$-	$1,564,724

