Form 10-Q
period 2025-03-31
HOUSTON AMERICAN ENERGY CORP
filed 2025-05-09
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, we had 15,686,533 shares of $0.001 par value common stock outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$5,308,416	$2,960,151
Accounts receivable – oil and gas sales	36,095	75,074
Prepaid expenses and other current assets	506,535	175,866
TOTAL CURRENT ASSETS	5,851,046	3,211,091

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,775,947	62,770,657
Office equipment	90,004	90,004
Total	62,865,951	62,860,661
Accumulated depletion, depreciation, amortization, and impairment	(61,764,910)	(61,743,025)

PROPERTY AND EQUIPMENT, NET	1,101,041	1,117,636
Right of use asset	49,669	69,901
Refundable acquisition deposit	160,000	—
Other assets	3,167	3,167

TOTAL ASSETS	$7,164,923	$4,401,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$25,272	$49,542
Accrued expenses	19,309	17,684
Current portion of lease liability	50,496	71,082
TOTAL CURRENT LIABILITIES	95,077	138,308

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	62,470	57,180
TOTAL LONG-TERM LIABILITIES	62,470	57,180
TOTAL LIABILITIES	157,547	195,488

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 20,000,000 shares authorized 15,686,533 and 13,086,533 shares issued and outstanding	15,687	13,087
Additional paid-in capital	93,239,281	89,408,329
Accumulated deficit	(86,247,592)	(85,215,109)
TOTAL SHAREHOLDERS’ EQUITY	7,007,376	4,206,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,164,923	$4,401,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024

OIL AND GAS REVENUE	$102,345	$147,686

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	76,025	163,030
General and administrative expense	1,066,418	357,807
Depreciation and depletion	21,885	34,978
Total operating expenses	1,164,328	555,815

Loss from operations	(1,061,983)	(408,129)

OTHER INCOME, NET
Interest income	29,500	31,214
Other income	—	361,216
Total other income	29,500	392,430

Net loss before taxes	(1,032,483)	(15,699)

Income tax expense	—	—

Net loss	$(1,032,483)	$(15,699)

Basic and diluted loss per common share	$(0.07)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	15,050,977	10,906,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	13,086,533	$13,087	$89,408,329	$(85,215,109)	$4,206,307

Stock-based compensation	—	—	14,057	—	14,057
Issuance of common stock for cash, net	2,600,000	2,600	3,816,895	—	3,819,495
Net loss	—	—	—	(1,032,483)	(1,032,483)

Balance at March 31, 2025	15,686,533	$15,687	$93,239,281	$(86,247,592)	$7,007,376

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	10,906,353	$10,907	$86,984,001	$(76,998,997)	$9,995,911

Stock-based compensation	—	—	50,667	—	50,667
Net loss	—	—	—	(15,699)	(15,699)

Balance at March 31, 2024	10,906,353	$10,907	$87,034,668	$(77,014,696)	$10,030,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,032,483)	$(15,699)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	21,885	34,978
Accretion of asset retirement obligation	—	1,105
Stock-based compensation	14,057	50,667
Amortization of right of use asset	20,232	17,947
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	38,979	44,563
Decrease (increase) in prepaid expenses and other current assets	(330,669)	(87,918)
(Decrease) increase in accounts payable and accrued expenses	(22,645)	95,051
Decrease in operating lease liability	(20,586)	(17,924)

Net cash (used in) provided by operating activities	(1,311,230)	122,770

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital contribution for equity investment	—	(430,803)
Cash paid for refundable acquisition deposit	(160,000)	—

Net cash used in investing activities	(160,000)	(430,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	3,819,495	—

Net cash provided by financing activities	3,819,495	—

Increase (decrease) in cash	2,348,265	(308,033)
Cash, beginning of period	2,960,151	4,059,182
Cash, end of period	$5,308,416	$3,751,149

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in estimate of asset retirement obligations, net	$5,290	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2024.

Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its subsidiary (HAEC Louisiana E&P, Inc.). All significant inter-company balances and transactions have been eliminated in consolidation.

Segment Reporting

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

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, with an accumulated deficit of $86.2 million as of March 31, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $4,938,537 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of March 31, 2025. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the annual period ending December 31, 2025. The Company has applied the ASU but concluded that no further disclosure is necessary given that the Company has significant loss carryforwards and therefore has not paid federal income tax.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations or financial statement disclosures.

Subsequent Events

The Company has evaluated all transactions from March 31, 2025 through the financial statement issuance date for subsequent event disclosure consideration. See Note 8.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Oil sales	$66,556	$103,048
Natural gas sales	18,427	16,316
Natural gas liquids sales	17,362	28,322
Total revenue from customers	$102,345	$147,686

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2025 or 2024.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2025 and 2024, the Company recorded depletion expense of $21,885 and $34,978, respectively.

Geographical Information

The Company currently has properties in the United States. Revenues for the three months ended March 31, 2025 and long-lived assets (net of depletion, amortization, and impairments) as of March 31, 2024 are presented below:

	Three Months Ended March 31, 2025	Three Months as of March 31, 2025	Three Months Ended March 31, 2024	Three Months as of March 31, 2024
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
Total	$102,345	1,101,041	$147,686	1,559,301

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

Stock Option Activity

In November 2024, the Company agreed to issue to its CEO a number of options equal to $15,000 divided by the closing price of our stock on the 15th day of each month. The strike price of each option is equal to the grant price. The options have a ten-year life and are exercisable at $0.70 per share for the January, February, and March 2025 issuances, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $13,604 in January 2025, $13,486 in February 2025, and $13,241 in March 2025, based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant dates – $1.63, $1.41, and $1.07, respectively; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 92%; weighted average expected life in years – 10; and expected forfeiture rate – 0%. The Company also issued 15,000 options to a board member as compensation. The options have a ten-year life and are exercisable at $1.63 per share for the January issuance, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of these stock options was $22,174 in January 2025, based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant dates – $1.63; risk free interest rate based on the applicable US Treasury bill rate – 0%; dividend yield – 0%; volatility factor based on the trading history of the Company – 92%; weighted average expected life in years – 10; and expected forfeiture rate – 0%.

A summary of stock option activity and related information for the three months ended March 31, 2025 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2025	916,987	$2.06
Granted	48,859	0.70
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2025	965,846	$1.99	$—
Exercisable at March 31, 2025	860,903	$2.07	$—

During the three months ended March 31, 2025, the Company recognized $14,057 of stock-based compensation expense attributable to the amortization of stock options. As of March 31, 2025, there is $84,980 of unrecognized stock-based compensation expense related to non-vested stock options.

As of March 31, 2025, there were 24,969 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Stock-based compensation expense included in general and administrative expense	$14,057	$50,667
Earnings per share effect of share-based compensation expense – basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Common Stock

On January 22, 2025, the Company entered in a securities purchase agreement pursuant to which the Company sold 2,600,000 shares of the Company’s common stock at a purchase price of $1.70 per share in a registered direct offering. The Company received approximately $3.8 million in net proceeds.

Warrants

A summary of warrant activity and related information for 2025 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2025	94,400	$2.46
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2025	94,400	$2.46	$—
Exercisable at March 31, 2025	94,400	$2.46	$—

NOTE 6 – EARNINGS PER COMMON SHARE

Earnings (loss) per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net (loss) income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income per common share-diluted considers the impact of potentially dilutive securities. In periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(1,032,483)	$(15,699)

Effect of common stock equivalents	—	—
Net loss adjusted for common stock equivalents	$(1,032,483)	$(15,699)

Denominator:
Weighted average common shares – basic	15,050,977	10,906,353

Dilutive effect of common stock equivalents:
Options and warrants	—	—

Denominator:
Weighted average common shares – diluted	15,050,977	10,906,353

Loss per common share – basic	$(0.07)	$(0.00)

Loss per common share – diluted	$(0.07)	$(0.00)

For the three months ended March 31, 2025 and 2024, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per common share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock warrants	94,400	94,400
Stock options	965,846	908,139
Total	1,060,246	1,002,539

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the three months ended March 31, 2025, the operating cash outflows related to operating lease liabilities of $24,221 and the expense for the right of use asset for operating leases was $23,867. As of March 31, 2025, the Company’s operating lease had a weighted-average remaining term of 0.58 years and a weighted average discount rate of 12%. As of March 31, 2025, the lease agreement requires future payments as follows:

Year	Amount
2025	52,536
Total future lease payments	52,536
Less: imputed interest	(2,040)
Present value of future operating lease payments	50,496
Less: current portion of operating lease liabilities	(50,496)
Operating lease liabilities, net of current portion	$—
Right of use assets	$49,669

Total base rental expense was $23,867 and $22,646 for the three months ended March 31, 2025 and 2024, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 8 – SUBSEQUENT EVENTS

During the April 24, 2025 shareholder meeting, all matters put forward before the Company’s stockholders for consideration and approval, as set out in the Company’s definitive proxy statement dated April 11, 2025, were approved by the requisite number of votes cast at the meeting. This included the Company’s proposed acquisition of Abundia Global Impact Group (“AGIG”), a company specializing in converting waste into high-value fuels and chemicals. Under the related Share Exchange Agreement, the Company will issue a number of shares equal to 94% of the Company’s issued and outstanding stock, after taking into account the issuance to the AGIG Unitholders. This will result in the issuance of approximately 245,755,684 shares of the Company’s common stock upon closing of the transaction.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Houston American Energy Corp. (the “Company”) for the three months ended March 31, 2025, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2024.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2024. As of, and for the three months ended, March 31, 2025, there have been no material changes or updates to our critical accounting policies.

Recent Developments

Drilling and Operating Activity

During the three months ended March 31, 2025, the six wells on the Finkle State Lease in which the Company is participating were in the process of being completed on March 31, 2025. At March 31, 2025, we had 4 wells on production in the U.S. Permian Basin.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 31% to $102,345 in the three months ended March 31, 2025, compared to $147,686 in the three months ended March 31, 2024. The decrease in revenue was primarily due to one well being shut down for a month during the quarter.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the quarters ended March 31, 2025 and 2024:

	Three Months Ended March 31,(1)
	2025	2024
Gross producing wells	4	4
Net producing wells	0.68	0.68
Net oil production (Bbl)	935	1,393
Net gas production (Mcf)	7,765	12,686
Net natural gas liquids production (Gallons)	30,711	42,733
Average sales price – oil (per barrel)	$71.17	$73.98
Average sales price – natural gas (per Mcf)	$2.37	$1.29
Average sales price – natural gas liquids (per Gallon)	$0.57	$0.72

(1)	All well, production and price information excludes wells operated by Hupecol Meta.

The change in production volumes was primarily attributable to the natural decline in production.

The change in average oil and natural gas sales price realized reflects global energy trends.

Oil and gas sales revenues are entirely attributable to our U.S. properties.

Lease Operating Expenses. Lease operating expenses decreased 47% to $76,025 during the three months ended March 31, 2025, from $163,030 during the three months ended March 31, 2024. The decrease was primarily attributable to one well being shut for a month and the reporting of only two months of production for the quarter.

Depreciation and Depletion Expense. Depreciation and depletion expense was $21,885 and $34,978 for the three months ended March 31, 2025 and 2024, respectively. The change in depreciation and depletion was principally due to one well being shut for a month, and production data for March being unavailable for accruals.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased to $1,052,361 during the three months ended March 31, 2025 from $307,140 during the three months ended March 31, 2024. The change in general and administrative expense was primarily attributable to professional fees related to the proposed acquisition of Abundia Global Impact Group, LLC (“AGIG”), which is anticipated to close during the second quarter of 2025. (See Note 8)

Stock-Based Compensation. Stock-based compensation decreased to $14,057 during the three months ended March 31, 2025 from $50,667 during the three months ended March 31, 2024. This decrease was largely due to a decline in the Company’s share price from March 31, 2024 to March 31, 2025.

Other Income (Expense). Other income/expense, net, totaled $29,500 of income during the three months ended March 31, 2025, compared to $392,430 of income during the three months ended March 31, 2024. Other income consisted of interest earned from bank balances. The decrease in other income was due to no income from Hupecol Meta in 2025.

Financial Condition

Liquidity and Capital Resources. At March 31, 2025, we had a cash balance of $5,308,416 and working capital of $5,755,969, compared to a cash balance of $4,059,182 and working capital of $3,917,231 at December 31, 2024. This increase was primarily due to the Company’s sale of 2,600,000 shares of common stock in January 2025.

Cash Flows. Operating activities used $1,311,230 of cash during the three months ended March 31, 2025, compared to cash provided of $122,770 during the three months ended March 31, 2024. The change in operating cash flow was attributable to an increase in prepaid expenses ($330,669), and professional fees related to the proposed acquisition of Abundia Global Impact Group, LLC (“AGIG”), which is anticipated to close during the second quarter of 2025.

Investing activities used $160,000 of cash during the three months ended March 31, 2005, compared to none during the three months ended March 31, 2024. The Company paid a $160,000 refundable deposit as part of the acquisition process for RPD Technologies.

Financing activities provided $3,819,495 during the three months ended March 31, 2025, compared to $901,500 provided during the three months ended March 31, 2024. Cash provided by financing activities during the three months ended March 31, 2024 was primarily attributable to funds received from the sale of common stock.

Long-Term Liabilities. At March 31, 2025, we had long-term liabilities of $62,470, compared to $114,685 at December 31, 2024. Long-term liabilities at March 31, 2025, consisted of a reserve for plugging costs.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations at March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2025 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding accounting for certain transactions, including reserve inputs, asset retirement obligations, calculation of depreciation, depletion, and amortization, and the full cost ceiling test, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOUSTON AMERICAN ENERGY CORP.
Date: May 9, 2025
	By:	/s/ Peter F. Longo
Peter F. Longo
CEO and President (Principal Executive Officer and Principal Financial Officer)

