Form 10-Q
period 2025-06-30
HOUSTON AMERICAN ENERGY CORP
filed 2025-08-15
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, we had 33,842,417 shares of common stock, par value $0.001 per share, outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I —FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$6,951,006	$2,960,151
Accounts receivable - oil and gas sales	32,906	75,074
Prepaid expenses and other current assets	483,810	175,866
TOTAL CURRENT ASSETS	7,467,722	3,211,091

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method
Costs subject to amortization	62,775,947	62,770,657
Office equipment	90,004	90,004
Total	62,865,951	62,860,661
Accumulated depletion, depreciation, amortization, and impairment	(61,809,714)	(61,743,025)

PROPERTY AND EQUIPMENT, NET	1,056,237	1,117,636
Right of use asset	28,812	69,901
Refundable acquisition deposit	160,000	-
Other assets	3,167	3,167

TOTAL ASSETS	$8,715,938	$4,401,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$193,266	$49,542
Accrued expenses	19,582	17,684
Current portion of lease liability	29,285	71,082
TOTAL CURRENT LIABILITIES	242,133	138,308

LONG-TERM LIABILITIES
Reserve for plugging and abandonment costs	62,470	57,180
TOTAL LONG-TERM LIABILITIES	62,470	57,180
TOTAL LIABILITIES	304,603	195,488

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 1,908,385 and 1,308,653 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,908	1,309
Additional paid-in capital	96,451,859	89,420,107
Accumulated deficit	(88,042,432)	(85,215,109)
TOTAL SHAREHOLDERS’ EQUITY	8,411,335	4,206,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,715,938	$4,401,795

On June 6, 2025, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of all outstanding shares of its common stock, $0.0001 par value per share (“Common Stock”). All per share and share amounts have been retroactively adjusted to reflect the Reverse Stock Split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

OIL AND GAS REVENUE	$110,557	115,805	$212,902	263,490

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	228,226	142,203	304,251	305,233
General and administrative expense	1,660,006	355,747	2,726,424	713,554
Depreciation and depletion	44,804	28,107	66,689	63,085
Total operating expenses	1,933,036	526,057	3,097,364	1,081,872

Loss from operations	(1,822,479)	(410,252)	(2,884,462)	(818,382)

OTHER INCOME, NET
Interest income	27,639	28,241	57,139	59,455
Other income	-	292,926	-	654,142
Total other income	27,639	321,167	57,139	713,597

Net loss before taxes	(1,794,840)	(89,085)	(2,827,323)	(104,785)

Income tax expense	-	-	-	-

Net loss	$(1,794,840)	(89,085)	$(2,827,323)	(104,785)

Basic and diluted (loss) per common share	$(1.11)	(0.08)	$(1.81)	(0.10)

Basic and diluted weighted average number of common shares outstanding	1,623,011	1,090,635	1,564,380	1,090,635

All share and per share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	1,308,653	$1,309	$89,420,107	$(85,215,109)	$4,206,307

Stock-based compensation	-	-	14,057	-	14,057
Issuance of common stock for cash, net	260,000	260	3,819,235	-	3,819,495
Net loss	-	-	-	(1,032,483)	(1,032,483)

Balance at March 31, 2025	1,568,653	1,569	$93,253,399	(86,247,592)	7,007,376

Stock-based compensation	30,000	30	49,999	-	50,029
Issuance of common stock for cashless option exercise	4,125	4	(4)	-	-
Issuance of common stock for cash, net	305,607	305	3,148,465	-	3,148,770
Net loss	-	-	-	(1,794,840)	(1,794,840)

Balance at June 30, 2025	1,908,385	$1,908	$96,451,859	$(88,042,432)	$8,411,335

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	1,090,635	$1,091	$86,993,817	$(76,998,997)	$9,995,911

Stock-based compensation	-	-	50,667	-	50,667
Net loss	-	-	-	(15,699)	(15,699)

Balance at March 31, 2024	1,090,635	1,091	87,044,484	(77,014,696)	10,030,879

Stock-based compensation	-	-	12,746	-	12,746
Net loss	-	-	-	(89,085)	(89,085)

Balance at June 30, 2024	1,090,635	$1,091	$87,057,230	$(77,103,782)	$9,954,539

All share and per share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,827,323)	$(104,785)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion	66,689	63,085
Accretion of asset retirement obligation	-	1,105
Stock-based compensation	64,086	63,413
Amortization of right of use asset	41,089	36,385
Changes in operating assets and liabilities:
Increase in accounts receivable	42,168	39,628
Increase in prepaid expenses and other current assets	(307,944)	(68,992)
Increase in accounts payable and accrued expenses	145,622	94,354
Decrease in operating lease liability	(41,797)	(36,390)

Net cash (used in) provided by operating activities	(2,817,410)	87,803

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital contribution for equity investment	-	(766,216)
Cash paid for refundable acquisition deposit	(160,000)	-

Net cash used in investing activities	(160,000)	(766,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net of offering costs	6,968,265	-

Net cash provided by financing activities	6,968,265	-

Increase (decrease) in cash	3,990,855	(678,413)
Cash, beginning of period	2,960,151	4,059,182
Cash, end of period	$6,951,006	$3,380,769

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Taxes paid	-	-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in accrued oil and gas development costs	-	1,105
Changes in estimate of asset retirement obligations, net	$5,290	$-
Cashless exercise of options	$4	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Net loss per share and all share data for the quarterly period ended June 30, 2025 and 2024 have been retroactively adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on June 6, 2025. See Note 5.

Consolidation

The accompanying unaudited consolidated financial statements include all accounts of the Company and its subsidiary, HAEC Louisiana E&P, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses net income (loss) to measure profit or loss, allocate resources, and assess performance. Further, the CODM is regularly provided with and utilizes consolidated functional expenses, as presented in the accompanying consolidated statements of operations, and total assets at the consolidated level, as included in the consolidated balance sheets herein, to manage the Company’s operations.

Liquidity and Capital Requirements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these consolidated financial statements. The Company has incurred continuing losses since 2011, with an accumulated deficit of $88 million as of June 30, 2025.

As further discussed in Note 8 Subsequent Events, effective July 1, 2025, the Company completed a share exchange agreement, dated February 20, 2025, as amended (the “Share Exchange Agreement”) with Abundia Global Impact Group, LLC, a Delaware limited liability company (“AGIG”). Since inception, AGIG has had no revenue generating activities and its only source of income in the six months ended June 30, 2025 was grant income of $737,811. The term of Company’s grant ended effective March 31, 2025 and no further grant income is anticipated at this time. For the six months ended June 30, 2025, AGIG reported a net loss of $2,118,566, negative working capital of $6,747,408 and an accumulated deficit of $18,729,478.

On July 10, 2025, the Company entered into a common stock purchase agreement (the “ELOC Purchase Agreement”), with an institutional investor (the “ELOC Investor”), providing for a 24-month committed equity financing facility, pursuant to which the ELOC Investor has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $100,000,000 of Common Stock, subject to certain limitations set forth in the ELOC Purchase Agreement (the “Purchase Shares”).

However, no assurances can be given that the Company’s share price or that the volume of shares traded will be sufficient for the Company to be able to draw down sufficient funds under its ELOC Purchase Agreement to fund the Company’s and Abundia’s working capital needs to implement its business plan As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are available to be issued.

The financial statements do not include any adjustments resulting from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to draw down on the ELOC Purchase Agreement and develop additional sources of capital.

The actual timing and number of wells drilled during 2025 and beyond will be principally controlled by the operators of the Company’s acreage, based on a number of factors, including but not limited to availability of financing, performance of existing wells on the subject acreage, energy prices and industry condition and outlook, costs of drilling and completion services and equipment and other factors beyond the Company’s control or that of its operators. In connection with the Convertible Note Financing (as defined below), on July 11, 2025, the Company acquired a 25-acre site located within Cedar Port Industrial Park in the Baytown area of Houston, Texas (see Note 8).

In the event that the Company pursues additional acquisitions, the Company may be required to secure additional funding beyond our resources on hand. While the Company may, among other efforts, seek additional funding from “at-the-market” sales of common stock, and private sales of equity and debt securities, it presently does not have any commitments to provide additional funding, and there can be no assurance that the Company can secure the necessary capital to fund its acquisition or other costs on acceptable terms or at all. If, for any reason, the Company is unable to secure such funding, the Company may be required to curtail operations and forego opportunities.

Accounting Principles and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes and the related valuation allowance, determination of proved reserves of oil and gas and asset retirement obligations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $6,478,099 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of June 30, 2025. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the annual period ending December 31, 2025. The Company has applied the ASU but concluded that no further disclosure is necessary given that the Company has significant loss carryforwards and therefore has not paid federal income tax.

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

Subsequent Events

The Company has evaluated all transactions from June 30, 2025 through the financial statement issuance date for subsequent event disclosure consideration. See Note 8.

NOTE 2 - REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil sales	$84,659	$102,923	$151,216	$205,971
Natural gas sales	2,614	(8,248)	21,041	8,068
Natural gas liquids sales	23,284	21,130	40,646	49,452
Total revenue from customers	$110,557	$115,805	$212,902	$263,490

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2025 or 2024.

NOTE 3 - OIL AND GAS PROPERTIES

During the three and six months ended June 30, 2025, the Company recorded depletion expense of $44,804 and $66,689, respectively. During the three and six months ended June 30, 2024, the Company recorded depletion expense of $28,107 and $63,085, respectively.

Geographical Information

The Company currently has properties in the United States. Revenues for the six months ended June 30, 2025 and long-lived assets (net of depletion, amortization, and impairments) as of June 30, 2024 are presented below:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
Total	$212,902	$1,056,237	$263,490	$1,497,321

NOTE 4 - STOCK-BASED COMPENSATION EXPENSE

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

Persons eligible to participate in the Plans are key employees, consultants, and directors of the Company.

The Company periodically grants options to employees, directors, and consultants under the Plans and is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

In November 2024, the Company agreed to issue to its former Chief Executive Officer a number of options equal to $15,000 divided by the closing price of the common stock on the 15th day of each month. Each of the options have a ten (10) year life and are exercisable at $7.00 per share for the January through June 2025 issuances, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of such options were $13,604 in January 2025, $13,486 in February 2025, $13,241 in March 2025, $14,347 in April 2025, $14,386 in May 2025, and $14,574 in June 2025 based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant dates (retroactively adjusted for Reverse Split) - $16.30, $14.10, $10.70, $5.56, $6.20 and $10.60, respectively; risk free interest rate based on the applicable US Treasury bill rate - 0%; dividend yield - 0%; volatility factor based on the trading history of the Company - 92%; weighted average expected life in years - 10; and expected forfeiture rate - 0%. On January 15, 2025, the Company also issued 1,5000 options to a board member as compensation. The options have a ten (10) year life and are exercisable at $16.30 per share (on a pre-split basis) for the January issuance, vest 20% on the date of grant and 80% ten months from the date of grant. The grant date fair value of such options was $22,174 in January 2025, based on the Black-Scholes Option Pricing model based on the following assumptions: market value of common stock on grant dates - $1.63 (on a pre-split basis); risk free interest rate based on the applicable US Treasury bill rate - 0%; dividend yield - 0%; volatility factor based on the trading history of the Company - 92%; weighted average expected life in years - 10; and expected forfeiture rate - 0%.

A summary of stock option activity and related information for the six months ended June 30, 2025 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2025	91,699	$20.58
Granted	11,375	7.00
Exercised	(15,000)	17.70
Forfeited	-	-
Outstanding at June 30, 2025	88,074	$19.32	$47,836
Exercisable at June 30, 2025	72,998	$21.74	$15,086

During the three and six months ended June 30, 2025, the Company recognized $50,029 and $64,086, respectively, of stock-based compensation expense attributable to the amortization of stock options and stock issued for services (Note 5). As of June 30, 2025, there was $82,012 of unrecognized stock-based compensation expense related to non-vested stock options.

During the three and six months ended June 30, 2025, the Company issued 4,125 shares of its common stock for the cashless exercise of 15,000 options.

As of June 30, 2025, there were 18,480 shares of common stock available for issuance pursuant to future stock or option grants under the Plans.

Stock-Based Compensation Expense

The following table reflects total stock-based compensation recorded by the Company for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Stock-based compensation expense included in general and administrative expense	$50,029	$12,746	$64,086	$63,413
Earnings per share effect of share-based compensation expense - basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.06)

NOTE 5 - CAPITAL STOCK

Common Stock

On January 22, 2025, the Company entered into a securities purchase agreement pursuant to which the Company sold 260,000 shares of the Company’s common stock at a purchase price of $17.00 per share in a registered direct offering. The Company received approximately $3.8 million in net proceeds.

On June 17, 2025, the Company entered into a securities purchase agreement pursuant to which the Company sold 174,100 shares of the Company’s common stock at a purchase price of $10.60 per share in a registered direct offering. The Company also issued 49,662 pre-funded warrants for approximately $526,000, which warrants were exercised on June 18, 2025. The Company received approximately $2.1 million in net proceeds from these two transactions.

On June 24, 2025, the Company entered into a securities purchase agreement pursuant to which the Company sold 81,629 shares of the Company’s common stock at a purchase price of $14.80 per share in a registered direct offering. The Company received approximately $1.1 million in net proceeds.

On June 6, 2025, the Company entered into a service agreement with a third-party service provider for investor relations services. As well as payment in cash, the service provider was awarded 30,000 shares of common stock, restricted under rule 14 as compensation with a fair value of $46,025 based on the market price of the Company’s common stock which is included in stock-based compensation for the three and six months ended June 30, 2025.

Warrants

A summary of warrant activity and related information for 2025 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2025	9,440	$24.63
Issued	49,662	10.60
Exercised	(49,662)	10.60
Expired	-	-
Outstanding at June 30, 2025	9,440	$24.63	$-
Exercisable at June 30, 2025	9,440	$24.63	$-

June 2025 Reverse stock split

On June 6, 2025, the Company effected a 1-for-10 reverse stock split of its outstanding common stock. As a result of such reverse stock split, each 10 pre-split shares of common stock outstanding were automatically exchanged for one new share of each without any action on the part of the holders. The number of outstanding shares of common stock was reduced from approximately 15,686,533 shares to approximately 1,568,653 shares. 216 shares of common stock were issued as a result of the treatment of fractional shares in connection with this reverse stock split. The reverse stock split did not affect the total number of shares of capital stock that the Company is authorized to issue.

NOTE 6 - EARNINGS PER COMMON SHARE

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

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(1,794,840)	(89,085)	$(2,827,323)	(104,785)

Effect of common stock equivalents	-		-
Net loss adjusted for common stock equivalents	$(1,794,840)	(89,085)	$(2,827,323)	(104,785)

Denominator:
Weighted average common shares - basic	1,623,011	1,090,635	1,564,380	1,090,635

Dilutive effect of common stock equivalents:
Options and warrants	-		-

Denominator:
Weighted average common shares - diluted	1,623,011	1,090,635	1,564,380	1,090,635

Loss per common share - basic	$(1.11)	(0.08)	$(1.81)	(0.10)

Loss per common share - diluted	$(1.11)	(0.08)	$(1.81)	(0.10)

For the three and six months ended June 30, 2025 and 2024, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per common share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock warrants	9,440	9,440	9,440	9,440
Stock options	88,074	90,814	88,074	90,814
Total	97,514	100,254	97,514	100,254

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office facilities under an operating lease agreement that expires October 31, 2025. During the six months ended June 30, 2025, the operating cash outflows related to operating lease liabilities of $41,797 and the expense for the right of use asset for operating leases was $41,089. As of June 30, 2025, the Company’s operating lease had a weighted-average remaining term of 0.58 years and a weighted average discount rate of 12%. As of June 30, 2025, the lease agreement requires future payments as follows:

Year	Amount
2025	$30,020
Total future lease payments	30,020
Less: imputed interest	(735)
Present value of future operating lease payments	29,285
Less: current portion of operating lease liabilities	(29,285)
Operating lease liabilities, net of current portion	$-
Right of use assets	$28,812

Total base rental expense was $24,049 and $22,161 for the three months ended June 30, 2025 and 2024, respectively, and $47,916 and $44,322 for the six months ended June 30, 2025 and 2024, respectively. The Company does not have any capital leases or other operating lease commitments.

NOTE 8 - SUBSEQUENT EVENTS

Closing of Share Exchange

On July 1, 2025, as contemplated by that certain share exchange agreement, dated February 20, 2025, as amended (the “Share Exchange Agreement”), between the Company and Abundia Financial, LLC (“Abundia Financial”), and Bower Family Holdings, LLC (“BFH”, and together with Abundia Financial, the “AGIG Unitholders”), the Company acquired all of the outstanding units of AGIG from the AGIG Unitholders in exchange for issuing to the AGIG Unitholders an aggregate of 31,778,032 shares of Common Stock, which is equal to 94% of the sum of (a) the aggregate issued and outstanding Common Stock at the time of the closing of such transaction (including the Exchange Shares (as defined in the Share Exchange Agreement)), plus (b) all Common Stock approved for issuance by the Company under a Future Equity Incentive Plan (as defined in the Share Exchange Agreement) at the time of such closing, contingent upon the approval by the stockholders of the Company of such Future Equity Incentive Plan (the “Share Exchange”). Immediately following the consummation of the Share Exchange, Abundia Financial directly held 84.6% of the outstanding shares of the Company, and BFH directly held 10.4%, and indirectly through Abundia Financial 46.3%, of the outstanding shares of the Company, resulting in a change of control of the Company.

In connection with the Share Exchange and upon its closing, Stephen P. Hartzell resigned from the Board and the audit, compensation, and governance and nominating committees and Peter Longo resigned from his position as President, Secretary, Chief Executive Officer, and Chief Financial Officer, but remained as the Chairman of the Board. Additionally, the Board appointed (i) Edward Gillespie to serve as the Company’s new chief executive officer and as a director, (ii) Lucie Harwood to serve as the Company’s new chief financial officer, (iii) Joseph Gasik to serve as the Company’s new chief operating officer and corporate secretary, and (iv) Matthew Henninger as a member of the Board. Each such individual entered into indemnification agreements with the Company in connection with such appointments.

Equity Line of Credit Facility

On July 10, 2025, the Company entered into a common stock purchase agreement (the “ELOC Purchase Agreement”), with an institutional investor (the “ELOC Investor”), providing for a 24-month committed equity financing facility, pursuant to which the ELOC Investor has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $100,000,000 of Common Stock, subject to certain limitations set forth in the ELOC Purchase Agreement (the “Purchase Shares”), including that in no event will the Company issue such number of shares (i) resulting in the ELOC Investor beneficially owning more than 9.99% of the outstanding shares of the Common Stock at any time and (ii) representing 19.9% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), subject to stockholder approval. Concurrently and in connection therewith, the Company and the ELOC Investor also entered into a registration rights agreement, dated as of July 10, 2025 (the “ELOC Registration Rights Agreement”), pursuant to which the Company agreed to register the offer and resale by the ELOC Investor of all of the Purchase Shares that may be issued and sold by the Company to the ELOC Investor under the ELOC Purchase Agreement. As consideration for the ELOC Investor’s commitment to purchase the Purchase Shares, the Company agreed to issue 300,000 shares of Common Stock in the aggregate, consisting of 156,000 shares of restricted Common Stock that were issued at the Closing (as defined in the ELOC Purchase Agreement), and an additional 144,000 shares of Common Stock to be issued upon the earlier of (i) a prepayment advance against a commitment or (ii) the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement). In addition, as required under the ELOC Purchase Agreement, the Company has reimbursed the ELOC Investor for the reasonable legal fees and disbursements of the ELOC Investor’s legal counsel in the amount of $75,000.

Senior Secured Convertible Note Financing and Acquisition of Property

On July 10, 2025, the Company entered into a securities purchase agreement (the “Note Purchase Agreement”) with an institutional investor (the “Note Investor”), pursuant to which the Company issued and sold to the Note Investor on such date an 8% original issue discount senior secured convertible note (the “Note,” and such financing, the “Convertible Note Financing”), in the original principal amount of $5,434,783, which matures on July 10, 2026, accrues interest at a rate of 7.0% per annum and may convert into shares of Common Stock (the “Conversion Shares”) at a conversion price of $10.92 per share (subject to adjustment in certain circumstances) in accordance with the terms of the Note, subject to a 4.99% beneficial ownership limitation provision. In connection with the Company’s entry into the Note Purchase Agreement, the Company also entered into a registration rights agreement with the Note Investor to file register the Conversion Shares for resale.

The Company is required to prepay, redeem or convert one quarter (1/4) of the initial principal and interest of the Note by each three (3) month anniversary of July 10, 2025, failure of which will result in an Event of Default (as defined in the Note). In addition, in the event of an Event of Default, the interest rate will increase to 18%, the Note Investor may require the Company to redeem the Note, and the Note Investor may convert all or a portion of the Note into shares of Common Stock at a price equal to the lower of (i) the conversion price then in effect, and (ii) 85% of the lowest volume-weighted average price of the shares of Common Stock during the ten (10) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice.

The Company received $5,000,000 of gross proceeds from the Convertible Note Financing, prior to the payment of legal fees and transaction expenses, the net proceeds of which were used to close the purchase of a 25-acre site located within Cedar Port Industrial Park in the Baytown area of Houston, Texas. The Company consummated such purchase on July 11, 2025 via a wholly-owned subsidiary of the Company from TGS Cedar Port Partners LP for a purchase price of approximately $8.5 million, in cash.

On July 10, 2025, the Company also entered into a security agreement, pursuant to which the Company granted to the Note Investor a security interest in all of the assets of the Company, and a subsidiary of the Company entered into a subsidiary guarantee, in each case to secure the Company’s payment obligations under the Note.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q of Houston American Energy Corp. (the “Company”) for the quarterly period ended June 30, 2025 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein and in our Form 10-K for the year ended December 31, 2024, as amended.

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

Overview

During the quarterly period ended June 30, 2025 and prior to the Share Exchange (as defined below), the Company has previously operated as an independent oil and gas company, focusing on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties, with its principal properties and operations located in the U.S. Permian Basin and additional properties in the Louisiana U.S. Gulf Coast region.

In November 2024, the Company recruited a new management team to assist with its diversification and to explore opportunities to add to its portfolio by seeking out new opportunities in various parts of the energy sector, recognizing the growing demand for all forms of energy and untapped opportunities in oil and gas, renewable energy, and energy transition technologies. On July 1, 2025, the Company completed its acquisition of Abundia Global Impact Group, LLC (“AGIG”), a technology-driven platform focused on converting waste products into renewable fuels and chemicals. Abundia has a commercially-ready solution for converting waste into valuable fuels and chemicals, with a backlog of development opportunities utilizing proprietary technologies and key industry partnerships.

For additional information regarding the Share Exchange and change in control of the Company, see “– Recent Developments – Closing of Share Exchange” below.

We, along with our partners, actively manage our resources through opportunistic acquisitions and divestitures where reserves can be identified, developed, monetized and financial resources redeployed with the objective of growing reserves, production and shareholder value.

Recent Developments

Closing of Share Exchange

On July 1, 2025, as contemplated by that certain share exchange agreement, dated February 20, 2025, as amended (the “Share Exchange Agreement”), between the Company and Abundia Financial, LLC (“Abundia Financial”), and Bower Family Holdings, LLC (“BFH”, and together with Abundia Financial, the “AGIG Unitholders”), the Company acquired all of the outstanding units of AGIG from the AGIG Unitholders in exchange for issuing to the AGIG Unitholders an aggregate of 31,778,032 shares of common stock, par value $0.001 per share (“Common Stock”), which is equal to 94% of the sum of (a) the aggregate issued and outstanding Common Stock at the time of the closing of such transaction (including the Exchange Shares (as defined in the Share Exchange Agreement)), plus (b) all Common Stock approved for issuance by the Company under a Future Equity Incentive Plan (as defined in the Share Exchange Agreement) at the time of such closing, contingent upon the approval by the stockholders of the Company of such Future Equity Incentive Plan (the “Share Exchange”). Immediately following the consummation of the Share Exchange, Abundia Financial directly held 84.6% of the outstanding shares of the Company, and BFH directly held 10.4%, and indirectly through Abundia Financial 46.3%, of the outstanding shares of the Company, resulting in a change of control of the Company.

In connection with the Share Exchange and upon its closing, Stephen P. Hartzell resigned from the Board and the audit, compensation, and governance and nominating committees and Peter Longo resigned from his position as President, Secretary, Chief Executive Officer, and Chief Financial Officer, but remained as the Chairman of the Board. Additionally, the Board appointed (i) Edward Gillespie to serve as the Company’s new chief executive officer and as a director, (ii) Lucie Harwood to serve as the Company’s new chief financial officer, (iii) Joseph Gasik to serve as the Company’s new chief operating officer and corporate secretary, and (iv) Matthew Henninger as a member of the Board. Each such individual entered into indemnification agreements with the Company in connection with such appointments.

Equity Line of Credit Facility

On July 10, 2025, the Company entered into a common stock purchase agreement (the “ELOC Purchase Agreement”), with an institutional investor (the “ELOC Investor”), providing for a 24-month committed equity financing facility, pursuant to which the ELOC Investor has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $100,000,000 of Common Stock, subject to certain limitations set forth in the ELOC Purchase Agreement (the “Purchase Shares”), including that in no event will the Company issue such number of shares (i) resulting in the ELOC Investor beneficially owning more than 9.99% of the outstanding shares of the Common Stock at any time and (ii) representing 19.9% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), subject to stockholder approval. Concurrently and in connection therewith, the Company and the ELOC Investor also entered into a registration rights agreement, dated as of July 10, 2025 (the “ELOC Registration Rights Agreement”), pursuant to which the Company agreed to register the offer and resale by the ELOC Investor of all of the Purchase Shares that may be issued and sold by the Company to the ELOC Investor under the ELOC Purchase Agreement. As consideration for the ELOC Investor’s commitment to purchase the Purchase Shares, the Company agreed to issue 300,000 shares of Common Stock in the aggregate, consisting of 156,000 shares of restricted Common Stock that were issued at the Closing (as defined in the ELOC Purchase Agreement), and an additional 144,000 shares of Common Stock to be issued upon the earlier of (i) a prepayment advance against a commitment or (ii) the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement). In addition, as required under the ELOC Purchase Agreement, the Company has reimbursed the ELOC Investor for the reasonable legal fees and disbursements of the ELOC Investor’s legal counsel in the amount of $75,000.

Senior Secured Convertible Note Financing and Acquisition of Property

On July 10, 2025, the Company entered into a securities purchase agreement (the “Note Purchase Agreement”) with an institutional investor (the “Note Investor”), pursuant to which the Company issued and sold to the Note Investor on such date an 8% original issue discount senior secured convertible note (the “Note,” and such financing, the “Convertible Note Financing”), in the original principal amount of $5,434,783, which matures on July 10, 2026, accrues interest at a rate of 7.0% per annum and may convert into shares of Common Stock (the “Conversion Shares”) at a conversion price of $10.92 per share (subject to adjustment in certain circumstances) in accordance with the terms of the Note, subject to a 4.99% beneficial ownership limitation provision. In connection with the Company’s entry into the Note Purchase Agreement, the Company also entered into a registration rights agreement with the Note Investor to file register the Conversion Shares for resale.

The Company is required to prepay, redeem or convert one quarter (1/4) of the initial principal and interest of the Note by each three (3) month anniversary of July 10, 2025, failure of which will result in an Event of Default (as defined in the Note). In addition, in the event of an Event of Default, the interest rate will increase to 18%, the Note Investor may require the Company to redeem the Note, and the Note Investor may convert all or a portion of the Note into shares of Common Stock at a price equal to the lower of (i) the conversion price then in effect, and (ii) 85% of the lowest volume-weighted average price of the shares of Common Stock during the ten (10) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice.

The Company received $5,000,000 of gross proceeds from the Convertible Note Financing, prior to the payment of legal fees and transaction expenses, the net proceeds of which were used to close the purchase of a 25-acre site located within Cedar Port Industrial Park in the Baytown area of Houston, Texas. The Company consummated such purchase on July 11, 2025 via a wholly owned subsidiary of the Company from TGS Cedar Port Partners LP for a purchase price of approximately $8.5 million, in cash.

On July 10, 2025, the Company also entered into a security agreement, pursuant to which the Company granted to the Note Investor a security interest in all of the assets of the Company, and a subsidiary of the Company entered into a subsidiary guarantee, in each case to secure the Company’s payment obligations under the Note.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 31, 2024, as amended. As of, and for the three and six months ended, June 30, 2025, there have been no material changes or updates to our critical accounting policies.

Reverse Stock Split

On June 6, 2025, we amended our certificate of incorporation to effect a 1-for-10 reverse split (the “Reverse Stock Split”) of our outstanding shares of Common Stock. All references to shares of common stock and per share data for all periods in this Management Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

Results of Operations

Oil and Gas Revenues. Total oil and gas revenues decreased 5% to $110,557 in the three months ended June 30, 2025, compared to $115,805 in the three months ended June 30, 2024. Oil and gas revenues declined 19% to $212,902 in the six months ended June 30, 2024, compared to $263,490 for the six months ended June 30, 2023. The decrease in revenue was primarily due to one well being shut down during the first quarter which also impacted production in the second quarter.

The following table sets forth the gross and net producing wells, net oil and gas production volumes and average hydrocarbon sales prices for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross producing wells	4	4	4	4
Net producing wells	0.68	0.68	0.68	0.68
Net oil production (Bbl)	1,363	1,091	2,298	2,690
Net gas production (Mcf)	12,044	7,722	19,808	21,164
Net natural gas liquids production (Gallons)	25,033	39,281	55,744	82,014
Average sales price – oil (per barrel)	$62.11	$79.71	$65.80	$76.56
Average sales price – natural gas (per Mcf)	$0.22	$1.38	$1.06	$0.38
Average sales price – natural gas liquids (per Gallon)	$0.93	$0.71	$0.73	$0.72

The change in production volumes was primarily attributable to the natural decline in production.

The change in average oil and natural gas sales price realized reflects global energy trends.

Lease Operating Expenses. Lease operating expenses increased 60% to $228,226 during the three months ended June 30, 2025, from $142,203 during the three months ended June 30, 2024. Lease operating expenses remained relatively unchanged at $304,251 during the six months ended June 30, 2025, from $305,233 during the six months ended June 30, 2024.The increase was primarily attributable to the expenses related to one well being shut for a month during the first quarter, then the related expenses for repairs and bringing the well back online.

Depreciation and Depletion Expense. Depreciation and depletion expense was $44,804 and $28,107 for the three months ended June 30, 2025 and 2024, respectively, and $66,689 and $63,085 for the six months ended June 30, 2025 and 2024, respectively. The increase during the three months ended June 30, 2025, compared to the same period in 2024 is principally due to the increased production in 2025.

General and Administrative Expenses (excluding stock-based compensation). General and administrative expense increased to $1,609,977 during the three months ended June 30, 2025 from $343,001 during the three months ended June 30, 2024, and increased 310% to $2,662,338 during the six months ended June 30, 2025, from $650,141 during the six months ended June 30, 2024. The change in general and administrative expense was primarily attributable to professional fees related to the acquisition of AGIG, which subsequently occurred during the third quarter of 2025 (see “– Recent Developments – Closing of Share Exchange”).

Stock-Based Compensation. Stock-based compensation increased to $50,029 during the three months ended June 30, 2025 and $64,086 during six months ended June 30, 2025 from $12,746 during the three months ended June 30, 2024 and $60,413 during the six months ended June 30, 2024.

Other Income (Expense). Other income/expense, net, totaled $27,639 during the three months ended June 30, 2025, compared to $321,167 during the three months ended June 30, 2024, and totaled $57,139 during the six months ended June 30, 2025, compared to $713,597 during the six months ended June 30, 2024. The decrease in other income was due to the Company receiving no income in 2025 from Hupecol Meta LLC, an oil and gas drilling operator in Colombia in which we previously held a membership interest but relinquished our rights to at the end of 2024.

Financial Condition

Liquidity and Capital Resources. At June 30, 2025, we had a cash balance of $6,951,006 and working capital of $7,225,589, compared to a cash balance of $2,960,151 and working capital of $3,072,783 at December 31, 2024. This increase was primarily due to the Company’s sale of 260,000 shares of common stock in January 2025, and 255,729 shares of common stock and 49,662 pre-funded warrants in June 2025.

Cash Flows. Operating activities used $2,817,410 of cash during the six months ended June 30, 2025, compared to cash provided of $87,803 during the six months ended June 30, 2024. The change in operating cash flow was primarily attributable to professional fees related to the acquisition of AGIG which was subsequently consummated during the third quarter of 2025.

Investing activities used $160,000 of cash during the six months ended June 30, 2025, compared to $766,216 during the six months ended June 30, 2024. During 2025, the Company paid a $160,000 refundable deposit as part of the acquisition of RPD Technologies LLC versus cash paid of $766,216 for capital contributions for the Company’s equity investment during 2024.

Financing activities provided was $6,968,265 during the six months ended June 30, 2025, compared to $0 provided during the six months ended June 30, 2024. Cash provided by financing activities during the six months ended June 30, 2025 was primarily attributable to funds received from the sale of common stock.

Long-Term Liabilities. At June 30, 2025, we had long-term liabilities of $62,470, compared to $57,180 at December 31, 2024. Long-term liabilities at June 30, 2025 and December 31, 2024 consisted of a reserve for plugging costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations at June 30, 2025.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item, as we are a smaller reporting company.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2025 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2025. Such conclusion reflects our chief executive officer’s assumption of duties of the principal financial officer and the resulting lack of an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding accounting for certain transactions, including reserve inputs, asset retirement obligations, calculation of depreciation, depletion, and amortization, and the full cost ceiling test, and a related lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to legal proceedings, claims, or litigation arising in the ordinary course of business. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors

Risks Related to the Share Exchange

Our ability to successfully operate and grow business related to the Share Exchange is not guaranteed. The loss of any key personnel could negatively impact the business and operations of the Company and its ability to grow the business related to the Share Exchange.

On July 1, 2025, pursuant to the Share Exchange Agreement, we completed our previously announced Share Exchange. Our ability to successfully operate and grow business related to the Share Exchange following the Closing is not guaranteed. It is possible that we will lose some key personnel, and the loss of their services could have a material, adverse effect on the business and operations the Company or the ability to grow the Company’s business.

If the benefits of the Share Exchange do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Share Exchange do not meet the expectations of investors or securities analysts, the market price of our Common Stock may decline. Fluctuations in the price of our Common Stock could contribute to the loss of all or part of your investment. If an active market for our Common Stock develops and continues, the trading price of our Common Stock following the Share Exchange could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of these factors could have a material adverse effect on your investment in our Common Stock and our Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our Common Stock may not recover and may experience a further decline.

Risks Related to the Combined Company and our Ownership Structure After the Share Exchange

HUSA stockholders will experience dilution because of the issuance of the common stock in connection with the Share Exchange.

HUSA stockholders will experience dilution due to the issuance of additional shares of Common Stock pursuant to the Share Exchange Agreement. Such dilution will, among other things, for the foreseeable future significantly limit the ability of the current HUSA stockholders to influence our management, including through the election of directors.

The AGIG Unitholders, as our largest stockholders, will have the ability to exert substantial control over us.

After the closing of the Share Exchange, the AGIG Unitholders will beneficially own approximately 94% of the voting power in the combined company. The AGIG Unitholders interests in or actions with respect to HUSA could be different from or adverse to those of other holders of Common Stock and could materially and adversely affect your investment in Common Stock.

Due to the completion of the Share Exchange, the combined company has become a “controlled company” within the meaning of NYSE American Company Guide and, as a result, the combined company may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.

Due to the completion of the Share Exchange, Abundia Financial beneficially owns more than 50% of the voting power of all the Common Stock. As a result, the combined company is considered a “controlled company” as defined in Section 801 of the NYSE American Company Guide. Under the NYSE American Company Guide, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE American corporate governance requirements, including:

●	the requirement that a majority of the board of directors consist of independent directors;
●	the requirement that the nominating and corporate governance committee have a formal written charter and be comprised of independent directors or by a majority of the independent directors on the board of directors; and
●	the requirement that the compensation committee have a formal written charter and be comprised of independent directors or by a majority of the independent directors on the board of directors.

Accordingly, because the combined company qualifies as a “controlled company,” and elected to be exempt from some or all of these corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.

Anti-takeover provisions under Delaware corporate law may make it difficult for stockholders to replace or remove the board of directors of the combined company and could deter or delay third parties from acquiring the combined company, which may be beneficial to its stockholders.

The combined company is subject to the anti-takeover provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (“DGCL”). Under these provisions, which will become effective upon the closing of the Share Exchange, if anyone becomes an “interested stockholder,” the combined company may not enter into a “business combination” with such stockholder for three (3) years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning fifteen percent (15%) or more of the outstanding voting stock of the combined company during the past three (3) years, subject to certain exceptions as described in Section 203 of the DGCL.

AGIG may have liabilities that are not known, probable or estimable at this time.

After the Share Exchange, AGIG remains subject to certain past, current, and future liabilities. There could be unasserted claims or assessments against or affecting AGIG, including the failure to comply with applicable laws and regulations. In addition, there may be liabilities of AGIG that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of AGIG relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about AGIG that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third-party intellectual property or other proprietary rights.

AGIG may require additional capital to finance AGIG’s operations, which may not be available on acceptable terms, or at all. If AGIG is unable to raise capital when needed, AGIG may be forced to delay, reduce or eliminate its development programs or commercialization efforts.

AGIG expects its existing cash and cash equivalents and short-term investments will not be sufficient to fund its planned operations for the next twelve months from the date of filing this proxy statement based upon its current operating plans. AGIG will be required to seek additional funding in the future and currently intends to do so through public or private equity or debt financings or other capital sources, including potentially government funding, collaborations, licenses and other similar arrangements.

If AGIG raises additional funds by issuing equity securities, its stockholders will suffer dilution and the terms of any financing may adversely affect the rights of the stockholders. In addition, as a condition to providing additional funds to AGIG, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting AGIG’s flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of AGIG’s equity securities would receive any distribution of AGIG’s corporate assets. Additionally, global economic instability, higher interest rates and diminished credit availability may limit AGIG’s ability to obtain debt financing on favorable terms.

AGIG’s ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond AGIG’s control. Fundraising efforts may divert AGIG’s management from their day-to-day activities, which may adversely affect AGIG’s ability to develop products. Disruptions in the financial markets in general, and due to public health crises, geopolitical conflicts and economic instability, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on AGIG’s ability to meet its fundraising needs. The combined company will not be able to guarantee that future financing will be available in sufficient amounts or on terms acceptable to AGIG, if at all.

The combined company may not fully realize the anticipated benefits of the Share Exchange within the timing anticipated or at all.

We and the AGIG Unitholders entered into the Share Exchange Agreement because each party believes that the Share Exchange will be beneficial primarily as a result of the anticipated benefits resulting from the combined company’s operations. We and AGIG may not be able to achieve the anticipated long-term strategic benefits of the Share Exchange. An inability to realize the full extent of, or any of, the anticipated benefits of the Share Exchange, as well as any delays that may be encountered in the integration process, which may delay the timing of such benefits, could have an adverse effect on the business and results of operations of the combined company, and may affect the value of Common Stock after the completion of the AGIG Transaction.

If we fail to effectively manage our growth, our business and operating results could be harmed.

With the closing of the Share Exchange Agreement, we will experience growth in our operations. This growth will place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our business could suffer, which could negatively affect our operating results. To effectively manage our growth, we must continue to improve our operational, financial and management controls and reporting systems and procedures. These systems improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to effectively manage our growth and would in its turn have a material adverse impact on our business and future operating results.

Risks Related to AGIG’s Business and Operations

AGIG has incurred losses and anticipate continuing to incur losses while it commercializes and scales its business.

AGIG has incurred net losses since its inception, including net losses of $3,621,948 for the year ended December 31, 2024, and $2,118,566 for the six months ended June 30, 2025. AGIG believes that it will continue to incur operating and net losses in the future while it grows, including following AGIG’s initial generation of revenues from the sale of its products, which may occur later than AGIG expects or not at all. AGIG does not expect to be profitable for the foreseeable future as it invests in its business, build capacity and ramp up operations, and AGIG cannot assure you that it will ever achieve or be able to maintain profitability in the future. Even if AGIG is able to successfully develop its products and attract customers, there can be no assurance that AGIG will be financially successful. For example, as AGIG expands its product portfolio and expands internationally, AGIG will need to manage costs effectively to sell those products at its expected margins. Failure to become profitable would materially and adversely affect the value of your investment. If AGIG is ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of AGIG’s products.

AGIG’s independent registered public accounting firm has expressed substantial doubt about its ability to continue as a going concern.

AGIG’s independent registered public accounting firm has expressed substantial doubt about its ability to continue as a going concern (see Note 1 of the notes accompanying our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q). AGIG’s interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. AGIG’s ability to continue as a going concern is contingent upon, other factors, its ability to raise additional capital through sales of our securities, and our ability to consistently generate revenue. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, AGIG’s ability to utilize our properties and other assets, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the market acceptance of its technologies. These factors raise substantial doubt about AGIG’s ability to continue as a going concern. There is no assurance that additional financing will be available at terms acceptable to us or at all. If AGIG cannot continue as a viable entity, this could materially adversely affect the value of the shares of common stock.

AGIG has identified material weaknesses in its internal control over financial reporting.

AGIG has identified material weaknesses in its internal controls over financial reporting with regard to the assessment of the formal control environment and control activities. AGIG has not performed a risk assessment in relation to segregation of duties, or for the risk that the financial statements may be materially misstated.

In addition, AGIG has identified a material weakness in its internal controls over financial reporting related to the accounting for significant and unusual transactions. This weakness could result in errors or misstatements in its financial statements, which may not be detected in a timely manner. AGIG is actively working to remediate this weakness by enhancing its control environment and implementing more robust procedures for the review and approval of such transactions.

The existence of these material weaknesses could adversely affect AGIG’s ability to accurately report its financial condition and results of operations. It may also impact investor confidence, potentially leading to a decline in our stock price and increased scrutiny from regulatory authorities. AGIG is actively working to remediate these material weaknesses by enhancing its internal controls, including implementing additional review procedures, ensuring proper segregation of duties, and providing targeted training to our accounting and finance personnel.

AGIG’s financial results could vary significantly from quarter to quarter and may be subject to macroeconomic influences, and its projections may differ materially from actual results.

AGIG’s operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of its control. As a result, comparing AGIG’s operating results on a period-to-period basis may not be meaningful. In addition, AGIG may not be able to predict its future revenues or results of operations. AGIG bases its current and future expense levels on its internal research and development plans and forecasts, and its operating costs vary to the extent of its research and development and the planning for additional products. As a result, AGIG may incur significant or unanticipated expenses associated with its research and development efforts of its products under development. In addition to other risk factors discussed in this section, factors that may contribute to the variability of AGIG’s quarterly results include:

●	AGIG’s use of available cash resources;
●	the timing of release of research and development and trial results and new products and services by AGIG’s competitors, particularly those that may represent a significant portion of revenues in any given period;
●	the popularity of new products, and products released in prior periods;
●	changes by AGIG’s competitors;
●	AGIG’s success in entering new geographic markets;
●	decisions by AGIG to incur additional expenses, such as increases in research and development;
●	the level of expenses associated with AGIG’s regulatory applications or compliance; and
●	the timing of compensation expense associated with equity compensation grants.

As a result of these and other factors, AGIG’s quarterly and annual operating results could be materially adversely affected. Moreover, AGIG’s operating results may not meet the expectations of research analysts or investors, in which case the price of its common stock could decrease significantly.

AGIG will require substantial additional financing to fund its operations and complete the development and commercialization of its technologies and AGIG may not be able to do so on favorable terms.

AGIG expects its expenses to increase in connection with its ongoing activities. AGIG also expects to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. AGIG cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of its products. If AGIG is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

AGIG has based its estimates on assumptions that may prove to be wrong, and it could use its capital resources sooner than it currently expects. AGIG’s operating plans and other demands on its cash resources may change as a result of many factors currently unknown, and it may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially government funding, collaborations, licenses and other similar arrangements. In addition, AGIG may seek additional capital due to favorable market conditions or strategic considerations even if it believes it has sufficient funds for its current or future operating plans. Attempting to secure additional financing may divert AGIG’s management from day-to-day activities, which may adversely affect its ability to develop products.

AGIG’s future capital requirements will depend on many factors, including:

●	the costs and timing of manufacturing for AGIG’s products, including commercial manufacturing of its products;
●	the costs of obtaining, maintaining and enforcing AGIG’s intellectual property rights;
●	the timing and amount of the milestone or other payments AGIG must make to the licensors and other third parties from whom AGIG has licensed or acquired technology;
●	the costs and timing of establishing or securing sales and marketing capabilities for its products;
●	AGIG’s ability to achieve market acceptance and adequate market share and revenue for its products; and
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements.

In addition, AGIG’s products may not achieve commercial success. Accordingly, AGIG will need to continue to rely on additional financing to achieve its business objectives. Adequate additional financing may not be available to AGIG on acceptable terms, or at all.

AGIG’s technology may not be successful in developing commercial products.

AGIG and its potential future collaborators may spend many years and dedicate significant financial and other resources to developing its technology that may never be successfully commercialized. AGIG’s technology may never become successfully commercialized for, among others, any of the following reasons:

●	AGIG may not be able to secure sufficient funding to progress its technology through development and commercial validation;
●	AGIG or its future collaborators may be unable to obtain the requisite regulatory approvals for its technology;
●	Competitors may launch competing or more effective technology;
●	AGIG’s technology may not be commercially successful;
●	Current and future collaborators may be unable to fully develop and commercialize products containing AGIG’s technology or may decide, for whatever reason, not to commercialize such products; and
●	AGIG may be unable to secure adequate patent protection in the necessary jurisdictions.

If any of these things were to occur, it could have an adverse effect on AGIG’s ability to raise additional capital, execute its business plan, or remain in business.

If AGIG is unable to manage its growth and expand its operations successfully, its reputation and brand may be damaged and its business and results of operations may be harmed.

AGIG expects rapid growth and the number of facilities from which it operates to increase in the future. AGIG’s ability to effectively manage its anticipated growth and expansion of its operations will require AGIG to do, among other things, the following:

●	enhance its operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures;
●	effectively scale its operations, including accurately predicting the need for floor space, equipment, and additional staffing; and
●	successfully identify, recruit, hire, train, develop, maintain, motivate and integrate additional employees.

These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. Furthermore, AGIG’s growth has placed, and will continue to place, a strain on its operational, financial and management infrastructure. AGIG’s future financial performance and its ability to execute on its business plan will depend, in part, on its ability to effectively manage any future growth and expansion. There are no guarantees AGIG will be able to do so in an efficient or timely manner, or at all. AGIG’s failure to effectively manage growth and expansion could have a material adverse effect on its business, results of operations, financial condition, prospects, reputation and brands, including impairing its ability to perform to its customers’ expectations.

AGIG competes in a competitive industry and its failure to successfully compete with other companies in its industry may have a material adverse effect on AGIG’s business.

The bio-mass to liquid fuel market is relatively new and competition is still developing. Large early-stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. In addition, there are multiple competitors worldwide with limited funding, which could cause poor experiences, hampering overall adoption or trust in any particular provider.

Furthermore, AGIG’s current or potential competitors may be acquired by third parties with greater available resources. As a result, competitors may be able to respond more quickly and effectively than AGIG to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.

New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put AGIG at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of AGIG’s current or future target markets, which could create price pressure. In light of these factors, even if AGIG’s offerings are more effective and higher quality than those of its competitors, current or potential customers may accept its competitors’ solutions instead of AGIG’s. If AGIG fails to adapt to changing market conditions or continue to compete successfully with current charging platform providers or new competitors, its growth will be limited which would adversely affect its business and results of operations.

AGIG relies on industry partners to affect its growth strategy and to execute its business plan, and AGIG’s failure to successfully maintain and manage these relationships could delay or prevent it from achieving or sustaining profitability.

AGIG has developed relationships with various third-party partners who enable and enhance its ability to bring its products various markets. These partners can provide critical support to enable AGIG to reach certain markets and better address customer needs, including through the development of joint reference designs, the establishment of relationships with key customers and the validation of its products. These partners may also be AGIG’s competitors, which can negatively impact their willingness to collaborate with AGIG, to support the integration of its solutions with their products, and to pursue joint sales and marketing efforts. In addition, in some cases it may be necessary to share competitively sensitive information with AGIG’s partners that could enable its partners to compete more effectively against AGIG or create uncertainty regarding ownership of intellectual property rights. If AGIG is unable to continue to successfully develop or maintain these relationships, it may not be able to compete effectively and its business and results of operations may be adversely affected.

AGIG expects to rely on a limited number of industry partners for a significant portion of its near-term revenue.

AGIG’s ability to successfully enter into, maintain and manage partnering arrangements will be critical factors to the success of its business and growth. AGIG relies heavily and expects to continue to rely heavily on such arrangements. AGIG has limited or no control over the amount or timing of resources that any third party commits to negotiating a partnering arrangement with it or, if negotiated and entered into, the timing or the number of resources that a third party will commit to its projects. Any third party with which AGIG is in negotiations may experience a change of policy or priorities and may discontinue negotiations with it. Any of AGIG’s industry partners may fail to perform their obligations as expected. These industry partners may breach or terminate their agreements with AGIG or otherwise fail to conduct their partnering activities successfully and in a timely manner. Further, AGIG’s industry partners may not develop commercially viable products arising out of its partnering arrangements or devote sufficient resources to the development, manufacture, marketing and/or sale of AGIG’s products. Moreover, disagreements with an industry partner regarding strategic direction, economics of the relationship between partners and AGIG, intellectual property or other matters could develop, and any such conflict could reduce AGIG’s ability to enter into future partnering agreements and negatively impact its relationships with one or more existing industry partners. Any of these events could delay AGIG’s anticipated timelines, prevent the successful development and commercialization of its products, negatively impact its financial results, and prevent AGIG from ever achieving or sustaining profitability. Moreover, these negative consequences could be augmented in the event that AGIG is forced to seek replacement partners, particularly for those whose plant locations would have allowed for favorable relevant feedstock acquisition costs.

AGIG’s partnering opportunities could be harmed and its anticipated timelines could be delayed if:

●	AGIG does not achieve its objectives under its arrangements in a timely manner, or at all;
●	AGIG’s existing or potential industry partners become unable, unwilling or less willing to expend their resources on research and development or commercialization efforts with AGIG due to general market conditions, their financial condition, feedstock pricing or other circumstances, many of which are beyond AGIG’s control;
●	AGIG disagrees with its industry partners as to rights to intellectual property they jointly develop, or their research programs or commercialization activities;
●	AGIG is unable to successfully manage multiple simultaneous partnering arrangements;
●	applicable laws and regulations, domestic or foreign, impede AGIG’s ability to enter into strategic arrangements;
●	AGIG develops processes or enter into additional partnering arrangements that conflict with the business objectives of its other arrangements;
●	AGIG’s industry partners become competitors of AGIG or enter into agreements with its competitors; or
●	consolidation in AGIG’s target markets limits the number of potential industry partners.

Additionally, because AGIG has entered into exclusive arrangements with industry partners, other potential partners in AGIG’s industry may choose to compete against it, rather than partnering with it. This may limit AGIG’s partnering opportunities and harm its business and prospects. Moreover, AGIG’s business could be negatively impacted if any of its industry partners undergoes a change of control or assigns the rights or obligations under any of its agreements. If any of AGIG’s industry partners were to assign these agreements to its competitors or to a third party who is not willing to work with AGIG on the same terms or commit the same resources as the current industry partner, AGIG’s business and prospects could be adversely affected.

AGIG’s and its industry partners’ failure to accurately forecast demand for any product produced using AGIG’s process technologies could result in an unexpected shortfall or surplus that could negatively affect its results of operations.

Because of the length of time it takes to develop and commercialize AGIG’s products using its technologies, AGIG must make development and production decisions well in advance of commercial production and sale of such products. AGIG’s ability to accurately forecast demand for any of its products that are commercialized can be adversely affected by a number of factors, many of which are outside of AGIG’s control, including actions by its competitors, changes in market conditions, environmental factors and adverse weather conditions. A shortfall or surplus in the supply of AGIG’s products may reduce its revenues, damage its reputation and adversely affect customer or partner relationships, which could harm AGIG’s business, results of operations and financial condition. In addition, surpluses of AGIG’s products could result in its needing to record charges for excess inventory.

AGIG and its industry partners have a limited operating history utilizing its technology and different feedstocks, which may make it difficult to evaluate AGIG’s future viability and predict its future performance.

AGIG’s operations to date have been limited to financing and staffing its company, developing its technology and developing its product candidates. Consequently, predictions about AGIG’s future success or viability may not be as accurate as they could be if AGIG had a longer history of successfully developing and commercializing products.

Additionally, the demand for AGIG’s technologies may vary from quarter to quarter. A number of factors, over which AGIG has limited or no control, may contribute to fluctuations in its financial results, such as:

●	delays in receipt of anticipated purchase orders;

●	performance of its independent distributors;
●	positive or negative media coverage of its products or products of its competitors;
●	its ability to obtain further regulatory clearances or approvals;
●	delays in, or failure of, product and component deliveries by its subcontractors and suppliers;
●	customer response to the introduction of new product offerings; and
●	fluctuations in foreign currency.

Technological innovation by others could render AGIG’s technology and the products produced uneconomical.

The low carbon fuel industry is characterized by rapid and significant technological change. AGIG’s success will depend on its ability to maintain a competitive position with respect to technological advances. AGIG’s technology and the products derived from its technology may be rendered obsolete or uneconomical by technological advances, more efficient and cost-effective products or entirely different approaches developed by one or more of AGIG’s competitors. Though AGIG plans to continue to expend significant resources to enhance its technology platform and processes, there are no assurances AGIG will be able to keep pace with technological change.

Risks Related to AGIG’s Manufacturing and Commercialization

Fluctuations in the prices of waste-based feedstocks used to manufacture the products produced using AGIG’s process technologies may affect AGIG or AGIG’s industry partners’ cost structure, gross margin and ability to compete.

AGIG may experience increases in the cost or a sustained interruption in the supply or shortage of waste-based feedstocks necessary for the manufacture of its products. Any such increase in cost, supply interruption, or materials shortage could adversely impact AGIG’s business, prospects, financial condition, and operating results. AGIG’s suppliers use various materials. The prices and supply of these materials may fluctuate, depending on market conditions and global demand for these materials, including increased production of electric vehicles and other energy storage applications by AGIG’s competitors and companies in adjacent markets such as passenger cars and stationary storage.

Substantial increases in the prices for AGIG’s materials or prices charged to it could reduce its margins if AGIG cannot recoup the increased costs through increased sale prices on its systems. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause AGIG to experience significant increases in freight charges and material costs. Moreover, any attempts to increase prices in response to increased material costs could increase the difficulty of selling at attractive prices to new and existing customers and lead to cancellations of customer orders. If AGIG is unable to effectively manage its supply chain and respond to disruptions to its supply chain in a cost-efficient manner, AGIG may fail to achieve the financial results it expects or that financial analysts and investors expect, and AGIG’s business, prospects, financial condition, and operating results may be adversely affected.

AGIG’s success is highly dependent on its ability to maintain and efficiently utilize its technology platform, and to effectively identify potential products for which to develop and commercialize new process technologies, and problems related to AGIG’s technology platform could harm its business and result in wasted research and development efforts.

AGIG is highly dependent on its technology platform for the development and commercialization of its products. If AGIG experiences challenges in its technology platform, such as problems with engineering, or if AGIG encounters problems interpreting and analyzing data using its technology platform, AGIG’s business may be harmed.

AGIG is vulnerable to fluctuations in the supply and price of raw materials.

AGIG will purchase raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other industries for the same raw materials, and the availability of complementary and substitute materials. The profitability of AGIG’s business also depends on the availability and proximity of these raw materials to its factories. The choice of raw materials to be used at AGIG’s facility is determined primarily by the price and availability, yield loss of lower quality raw materials, and the capabilities of the producer’s production facility. Additionally, the cost of transportation could favor suppliers located in close proximity to AGIG’s factories. If the quality of these raw materials is lower, the quality of AGIG’s product may suffer. Economic and financial factors could impact AGIG’s suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on AGIG’s business, financial condition, or results of operations. AGIG’s feedstock supply strategy, including any hedging procedures, may be insufficient, and AGIG’s results could be materially impacted if costs of materials increase.

If AGIG is unable to successfully add additional process trains, AGIG may not meet its customer demand.

To be successful and compete economically, AGIG will have to add additional reactor trains to the currently operational design, this may bring challenges with feedstock preparation and product recovery portions of the technology train. AGIG may encounter difficulties in scaling up production, including problems with the supply of key components. Even if AGIG is successful in developing its manufacturing capability, AGIG does not know whether it will do so in time to satisfy the requirements of its customers. In order to fully implement AGIG’s business plan, it will need operate larger industrial commercial facility, develop strategic partnerships, or find other means to produce greater volumes of finished product.

AGIG may face manufacturing capacity issues that may adversely affect its deployment targets.

To successfully commercialize any of AGIG’s products, AGIG and its partners must have the capability to produce in significantly larger quantities than AGIG has to date at acceptable quality levels on a cost-effective basis, and otherwise effectively scale up its operations. Any products that AGIG develops to the point of commercial production may not perform in the same manner, or AGIG may encounter operational challenges for which it is unable to devise a workable solution. If this occurs, AGIG’s ability to commercially scale its technology and processes will be adversely affected, and with respect to any products that are brought to market, AGIG may not be able to lower it and its partners’ cost of production, which would adversely affect AGIG’s ability to increase the future profitability of its business. AGIG’s expectations and estimates and the underlying assumptions regarding anticipated capital efficiencies and lower operating costs for plants using its processes compared to conventional fossil-derived energy, fuels and chemicals may prove to be incorrect. AGIG may never achieve the necessary results to produce at larger scale or achieve other production process efficiencies. Moreover, upon commercial production of AGIG’s alternative energy, fuels and chemicals, it anticipates it taking multiple months to ramp up production to target production rate. Even if AGIG and its partners are able to successfully produce on a larger scale, it may take longer than anticipated for the plants to produce at target productions rates, which would affect AGIG’s profitability. In addition, although AGIG’s management team has significant experience in chemical technology, the skills and knowledge gained in these fields and in operating similar production facilities may prove insufficient in connection with its operation of large-scale facilities.

While abundant, if the availability of the waste-based feedstocks declines or competition for them increases, AGIG may be required to raise the prices of its products which could reduce the demand and affect AGIG’s revenue.

The production from AGIG’s processes will require large volumes of feedstocks. AGIG cannot predict the future availability of any feedstock necessary to produce products using its processes, or be sure that the suppliers of these feedstocks will be able to supply them in sufficient quantities, in a timely manner or at a cost that allows AGIG to competitively price chemicals produced using its processes. The supply of feedstocks might be impacted by a wide range of factors, including a shift in supply demand, supply chain problems and competition for the feedstock and price. Declines in the availability of the feedstocks used for AGIG’s products could force it to delay or reduce production, raise the prices of products, and result in reduced demand and reduced revenue.

Failure to continuously reduce operating and capital costs for AGIG’s facilities that deploy its technologies may impact adoption of its products and could negatively impact AGIG’s business, financial condition, results of operations and prospects.

AGIG’s business and results of operations are sensitive to a number of factors, both within and outside its control. In the event of a sustained reduction in revenues, for whatever reason, it may be necessary to implement an expense reduction plan. The successful implementation of an expense reduction plan, if and when deemed advisable by management, depends on many factors, including AGIG’s ability to identify the need for such a plan in a timely manner, to effectively implement such a plan, as well as certain factors which are beyond its control, including economic conditions, labor market conditions and ability to maintain its management team to implement AGIG’s plan. Any one of these factors, or other unforeseen factors, could have a material adverse effect on AGIG’s ability to implement any targeted cost savings to stabilize its results of operations. Furthermore, if AGIG is unable to reduce operating costs, it may be unable or substantially delayed from expanding and commercializing AGIG’s business.

Construction of AGIG’s facilities may not be completed in the expected timeframe or in a cost-effective manner. Any significant delays in the construction of plants could severely impact AGIG’s business, financial condition, results of operations and prospects.

AGIG has not completed development for all of its planned properties, and do not expect to have full annual production from all of its properties until market conditions permit AGIG to complete these development plans. AGIG expects to incur significant capital expenditures until AGIG has completed the development of its properties. In addition, the development of AGIG’s properties involves numerous regulatory, environmental, political and legal uncertainties that are beyond its control and that may cause delays in, or increase the costs associated with, their completion. Accordingly, AGIG may not be able to complete the development of the properties on schedule, at the budgeted cost or at all, and any delays beyond the expected development periods or increased costs above those expected to be incurred could have a material adverse effect on its business, financial condition, results of operations, and cash flows.

If AGIG is unable to complete or are substantially delayed in completing the development of any of its properties, its business, financial condition, and results of operations cash flows.

AGIG may face supply chain issues for the procurement of critical components that may impact its technology deployment cost estimates and schedule timelines.

AGIG has experienced and may in the future experience increases in the cost or a sustained interruption in the supply or shortage of materials necessary for the production, maintenance and service of its systems and related technologies. Any such increase in cost, supply interruption, or materials shortage could adversely impact AGIG’s business, prospects, financial condition, and operating results. AGIG’s suppliers use various materials. The prices and supply of these materials may fluctuate, depending on market conditions and global demand for these materials.

Substantial increases in the prices for AGIG’s materials or prices charged to it could reduce its margins if AGIG cannot recoup the increased costs through increased sale prices on its systems. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause AGIG to experience significant increases in freight charges and material costs. Moreover, any attempts to increase prices in response to increased material costs could increase the difficulty of selling at attractive prices to new and existing customers and lead to cancellations of customer orders. If AGIG is unable to effectively manage its supply chain and respond to disruptions to its supply chain in a cost-efficient manner, AGIG may fail to achieve the financial results it expects or that financial analysts and investors expect, and its business, prospects, financial condition, and operating results may be adversely affected.

Risks Related to AGIG’s Legal, Regulatory, and Environmental, Health and Safety Matters

AGIG and its industry partners use hazardous materials and must comply with applicable environmental, health and safety laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could adversely affect AGIG’s business.

AGIG’s and its industry partners use hazardous chemicals and biological materials and are subject to a variety of international, federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although AGIG and its industry partners have implemented safety procedures for handling and disposing of these materials and waste products, AGIG cannot be sure that its safety measures are compliant with legal requirements or adequate to eliminate the risk of accidental injury or contamination. In the event of contamination or injury, AGIG could be held liable for any resulting damages, and any liability could exceed its insurance coverage. There can be no assurance that neither AGIG nor any of its industry partners will violate environmental, health and safety laws as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations is expensive and time consuming, and the failure to comply with past, present, or future laws could result in the imposition of fines, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations. AGIG’s liability in such an event may exceed its total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair AGIG’s research, development or production efforts and harm its business. Accordingly, violations of present and future environmental laws by AGIG or any of its industry partners could restrict AGIG’s ability to develop and commercialize chemicals using its processes, build out or expand facilities, or pursue certain technologies, and could require AGIG and its industry partners to acquire equipment or incur potentially significant costs to comply with environmental regulations. In addition, AGIG’s hazardous materials and environmental laws and regulations related risks may augment as AGIG expands its international operations, including imposition of laws and regulations impacting its ability to transfer hazardous chemicals and biological materials between countries.

AGIG and its industry partners are subject to extensive international, national and subnational laws and regulations, and any changes in relevant laws or regulations, or failure to comply with these laws and regulations could have a material adverse effect on its business.

AGIG’s primary operations are in United States and it maintains contractual relationships with partners and suppliers in the United Kingdom, Europe and other locations. AGIG is also continuing to invest to increase its presence in the United States. Managing this expansion requires additional resources and controls, and could subject AGIG to risks associated with international operations, including:

●	conformity with applicable business customs, including translation into foreign languages and associated expenses;

●	challenges in arranging, and availability of, financing for customers;

●	potential changes to AGIG’s established business model;

●	cost of alternative power sources, which could vary meaningfully in each location;

●	difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;

●	installation challenges, including those associated with local licensing and permitting requirements;

●	differing driving habits and transportation modalities in other markets;

●	different levels of demand among commercial, industrial and residential customers;

●	compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the European Union (the “EU”) General Data Protection Regulation (“GDPR”), national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;

●	compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Anti-Bribery Act;

●	conforming products to various international regulatory and safety requirements;

●	difficulty in establishing, staffing and managing foreign operations;

●	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;

●	restrictions on repatriation of earnings;

●	compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and

●	challenges in obtaining intellectual property protection, policing the unauthorized use of intellectual property or pursuing enforcement of intellectual property rights;

●	geopolitical turmoil, including the ongoing invasion of the Ukraine by Russia or increased trade restrictions between European Union, Russia, China and other countries, social unrest, political instability, terrorism, or other acts of war which may further adversely impact supply chains, transportation and logistics; and

●	regional economic and political conditions.

In addition, any continued expansion is likely to involve the incurrence of significant upfront capital expenditures. As a result of these risks, AGIG’s current expansion efforts and any potential future international expansion efforts may not be successful.

AGIG’s technology deployment sites require permitting and planning, some of which are in line with petrochemical standards, delays or being unable to secure these may adversely affect its deployment schedule.

As a technology company partnering with other companies in the alternative energy, fuel, and chemical industry, AGIG and its industry partners are subject to extensive regulatory laws, rules and regulations in a variety of jurisdictions. For example, the Toxic Substances Control Act, or TSCA, and analogous state laws and regulations impose requirements on the use, storage and disposal of chemicals. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). The Occupational Safety and Health Act and analogous state laws and regulations govern the protection of the health and safety of employees. The Clean Air Act and analogous state laws and regulations impose obligations related to air emissions. CERCLA (Comprehensive Environmental Response, Compensation, and Liability Act) and analogous state laws and regulations govern the cleanup of hazardous substances. The Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws and regulations govern discharges into waters. In addition, AGIG and its industry partners are or will be required to obtain and maintain various approvals, permits, licenses, registrations, certifications and other requirements, such as air emission and water discharge permits, construction permits, boiler licenses and obtaining Microbial Commercial Activity Notices from the EPA. The development of new processes, manufacture of new products, commercial sales of AGIG’s products as well as geographic expansion, and in particular international expansion, will subject AGIG and/or its industry partners to additional regulatory rules and regulations.

As a condition to granting the permits and other approvals necessary for operating AGIG and its partners’ production plants, regulators could likewise make demands that increase AGIG’s construction and operating costs, and result in the procurement of additional financing. Failure to obtain and comply with all applicable permits and other approvals could halt construction and subject AGIG and its partners to future claims. AGIG therefore cannot guarantee procurement or compliance with the terms of all permits and all other approvals needed to complete AGIG and its partners’ production plants.

In addition to actual plant operations, liabilities could arise from investigation and cleanup of environmental contamination at AGIG and its partners’ production plants. AGIG and its partners may also be subject to third-party claims alleging property damage or personal injury due to the release of or exposure to hazardous substances. In addition, new laws, new regulations, new interpretations of existing laws or regulations, future governmental enforcement of environmental laws or other developments could result in significant expenditures.

Any failure by AGIG or its industry partners to comply with applicable regulatory rules and regulations could harm AGIG’s reputation as well as its business, financial condition and operating results. In addition, regulatory approvals, registrations, permits, licenses, certifications and other requirements may be denied or rescinded, resulting in significant delays, additional costs and abandonment of certain planned activities, or require AGIG to engage in costly and time-consuming efforts to remediate. Compliance with applicable regulatory rules and regulations can be costly and time consuming.

AGIG may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to its business, reputation and brand.

AGIG could be subject to claims that its products or technologies are defective or have malfunctioned, or even that persons were injured or purported to be injured as a result of such defects, and AGIG’s customers may bring legal claims against the AGIG to attempt to hold it liable. Any insurance that AGIG carries may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. Any of these events could adversely affect AGIG’s brand, relationships with customers and vendors, operating results or financial condition.

Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect AGIG’s business and results of its operations:

●	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
●	loss of existing or potential customers or partners;

●	interruptions or delays in sales;
●	delayed or lost revenue;
●	delay or failure to attain market acceptance;
●	delay in the development or release of new functionality or improvements;
●	negative publicity and reputational harm;
●	sales credits or refunds;
●	exposure of confidential or proprietary information;
●	diversion of development and customer service resources;
●	breach of warranty claims;
●	legal claims under applicable laws, rules and regulations; and
●	an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Although AGIG has contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of its agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, reseller, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on AGIG’s business, operating results and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert AGIG’s time and other resources and cause reputational harm.

Risks Related to AGIG’s Intellectual Property

AGIG has non-exclusive service agreements or licenses to some of its intellectual property related to its technological offering.

AGIG is a party to master license and service agreements with Alterra Energy, which allows AGIG access to develop multiple facilities. AGIG expects to enter into additional strategic partnering arrangements in the future. Under AGIG’s existing agreements, AGIG shares, and would share, develop, to various degrees, intellectual property and know-how. Any disputes as to ownership of intellectual property and know-how with a partner that may arise could encumber or prevent AGIG’s use of the disputed technology, could harm its relationship with the relevant partner and would likely negatively affect its commercialization plans with respect to that technology. Additionally, litigation may be necessary to resolve disputes as to the ownership of intellectual property rights as between AGIG and its industry partners, which can be costly, distracting to management and can harm its reputation and the value of its company. Further, AGIG may not be successful in defending its intellectual property rights in any such litigation, and if AGIG is unsuccessful, the value of its company could be seriously harmed.

AGIG’s failure to protect its intellectual property and proprietary technology may significantly impair its competitive advantage.

AGIG’s success and ability to compete depend in large part upon protecting its proprietary technology. AGIG relies on a combination of patent, trademark and trade secret protection, confidentiality, nondisclosure and non-use agreements to protect its proprietary rights. The steps AGIG has taken may not be sufficient to prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of AGIG’s patents, trademarks and similar proprietary rights.

AGIG’s patent rights may not provide commercially meaningful protection against competition.

The rights granted under any issued patents may not provide AGIG with proprietary protection or competitive advantages. The claims under any patents that issue from AGIG’s patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to AGIG’s. It is also possible that the intellectual property rights of others will bar AGIG from licensing and from exploiting any patents that are issued from its pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which AGIG has developed and are developing its technology. These patents and patent applications might have priority over AGIG’s patent applications and could subject its patent applications to invalidation. Finally, in addition to those who may claim priority, any of AGIG’s existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

AGIG may face costly intellectual property infringement claims, the result of which would decrease the amount of cash available to operate and complete its business plan.

AGIG anticipates that, from time to time, it will receive communications from third parties asserting that AGIG is infringing certain patents and other intellectual property rights of others or seeking indemnification against alleged infringement. If anticipated claims arise, AGIG will evaluate their merits. Any claims of infringement brought forth by third parties could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of AGIG’s products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial costs to AGIG and diversion of its resources, may be necessary to enforce its patents or other intellectual property rights or to defend AGIG against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on AGIG’s business, financial condition and results of operations.

AGIG may be involved in lawsuits to protect or enforce its patents or the patents of its licensors, or lawsuits asserted by a third party, which could be expensive, time consuming and unsuccessful.

Competitors may infringe AGIG’s patent, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, AGIG may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of its management and scientific personnel. Any claims AGIG asserts against perceived infringers could provoke these parties to assert counterclaims against it alleging that AGIG infringes their patents, in addition to counterclaims asserting that AGIG’s patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of AGIG is invalid or unenforceable, in whole or in part, and that it does not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that AGIG does not have the right to stop the other party from using the invention at issue on the grounds that its patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving AGIG’s patent could limit its ability to assert those patents against those parties or other competitors, and may curtail or preclude its ability to exclude third parties from making and selling similar or competitive products. Similarly, if AGIG’s assets trademark infringement claims, a court may determine that the marks AGIG has asserted are invalid or unenforceable, or that the party against whom AGIG has asserted trademark infringement has superior rights to the trademarks in question. In this case, AGIG could ultimately be forced to cease use of such trademarks.

Even if AGIG establishes infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of AGIG’s confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of AGIG’s common shares. Moreover, there can be no assurance that AGIG will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if AGIG ultimately prevails in such claims, the monetary cost of such litigation and the diversion of the attention of its management and scientific personnel could outweigh any benefit AGIG receives as a result of the proceedings.

Additionally, for certain of AGIG’s existing and future in-licensed patent rights, AGIG may not have the right to bring suit for infringement and may have to rely on third parties to enforce these rights for it. If AGIG cannot or choose not to take action against those it believes infringe its intellectual property rights, AGIG may have difficulty competing in certain markets where such potential infringers conduct their business, and its commercialization efforts may suffer as a result.

AGIG relies in part on trade secrets to protect its technology, and its failure to obtain or maintain trade secret protection could harm AGIG’s business.

AGIG relies on trade secrets to protect some of its technology and proprietary information, especially where AGIG believes patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and used AGIG’s trade secrets would be expensive and time-consuming, and the outcome would be unpredictable. Moreover, if AGIG’s competitors independently develop similar knowledge, methods and know-how, it will be difficult for AGIG to enforce its rights and its business could be harmed.

Trade secrets can be difficult to protect and enforce, and AGIG’s inability to do so could adversely affect its competitive position.

In addition to the protection afforded by patents, AGIG relies on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that AGIG elects not to patent, processes for which patents are difficult to enforce and information or technology that is not covered by patents. Aspects of AGIG’s manufacturing process are protected by trade secrets. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

AGIG seeks to protect its proprietary know-how, trade secrets and processes, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with its employees, consultants, scientific advisors, CROs, manufacturers and contractors. These agreements typically limit the rights of third parties to use or disclose AGIG’s confidential information. However, AGIG may not be able to prevent the unauthorized disclosure or use of its technical know-how or other trade secrets by the parties to these agreements, despite the existence generally of confidentiality agreements and other contractual restrictions. AGIG cannot guarantee that it has entered into such agreements with each party that may have or have had access to its trade secrets or proprietary processes. Monitoring unauthorized uses and disclosures is difficult and AGIG does not know whether the steps it has taken to protect its proprietary know-how and trade secrets will be effective. If any of AGIG’s employees, collaborators, CROs, manufacturers, consultants, advisors and other third parties who are parties to these agreements breaches or violates the terms of any of these agreements, AGIG may not have adequate remedies for any such breach or violation. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. As a result, AGIG could lose its trade secrets. AGIG also seeks to preserve the integrity and confidentiality of its data and trade secrets by maintaining physical security of its premises and physical and electronic security of its information technology systems. While AGIG has confidence in these security measures, they may still be breached, and AGIG may not have adequate remedies for any breach.

In addition, AGIG’s trade secrets may otherwise become known or be independently discovered by competitors. Competitors could purchase AGIG’s product candidates, if approved, and attempt to replicate some or all of the competitive advantages AGIG derives from its development efforts, willfully infringe, misappropriate or otherwise violate AGIG’s intellectual property rights, design around AGIG’s protected know-how and trade secrets, or develop their own competitive technologies that fall outside of AGIG’s intellectual property rights. If any of AGIG’s trade secrets were to be lawfully obtained or independently developed by a competitor, AGIG would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with AGIG. If AGIG’s trade secrets are not adequately protected so as to protect its market against competitors’ products and technologies, AGIG’s competitive position could be adversely affected.

AGIG depends on certain technologies that are sold or licensed to it. AGIG does not control these technologies or own the intellectual rights to these properties, and any loss of AGIG’s rights to them could prevent it from developing its process technologies.

AGIG depends on certain technologies that are sold or licensed to it. AGIG does not currently own any intellectual property rights, including the patents that underlie these licenses. AGIG’s rights to use the technologies it licenses are subject to the negotiation of, continuation of and compliance with the terms of those licenses. Thus, these patents and patent applications are not written by AGIG or its attorneys, and AGIG did not have control over the drafting and prosecution. The former patent owners and AGIG’s licensors might not have given the same attention to the drafting and prosecution of these patents and applications as AGIG would have if it had been the owners of the patents and applications and had control over the drafting. Moreover, under certain of AGIG’s licenses, patent prosecution activities remain under the control of the licensor. AGIG cannot be certain that drafting of the licensed patents and patent applications, or patent prosecution, by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Legal action could be initiated against the owners of the technologies that AGIG licenses and an adverse outcome in such legal action could harm its business because it might prevent such companies or institutions from continuing to license technology that AGIG may need to operate its business. In addition, such licensors may resolve such litigation in a way that benefits them but adversely affects AGIG’s ability to have freedom to operate to develop and commercialize its products.

General Risks Related to AGIG

Governmental programs designed to incentivize the production and consumption of low carbon fuels and carbon capture and utilization, may be implemented in a way that does not include AGIG’s products or could be repealed, curtailed or otherwise changed, which would have a material adverse effect on AGIG’s business and financial condition.

AGIG and other participants in the alternative energy and fuel industry rely on governmental programs requiring or incentivizing the consumption of low carbon fuels. Renewable fuel has historically been more expensive to produce than fossil-based fuel, and these governmental programs support a market for biomass-based fuel that might not otherwise exist. If any of these governmental incentives are repealed, curtailed, or otherwise changed, AGIG would likely see a decrease in demand for low carbon fuels and reduced revenue. If AGIG is unable to effectively respond to governmental changes in a cost-efficient manner, AGIG may fail to achieve the financial results it expects or that financial analysts and investors expect, and AGIG’s business, prospects, financial condition, and operating results may be adversely affected.

Products produced by AGIG’s process technologies compete with or are intended to displace comparable products produced using fossil resources. The market prices for these alternatively produced products and commodities are subject to volatility and there is a limited amount of referenceable market data.

AGIG believes that there are a number of trends affecting its industry, including significant volatility in the price of the fossil-fuel feedstocks used to produce nearly all intermediate and basic chemicals, dramatic swings in earnings and difficulty in forecasting future performance; the increased availability of natural gas, especially in North America, and the growing spread between the price of crude oil and natural gas; the chemical industry increasingly building large-scale manufacturing facilities; and increasing interest in the environmental consequences of product purchases. While AGIG’s business may be positively affected by these trends, its results may also be favorably or unfavorably impacted by these and other trends that affect demand and pricing for intermediate and basic chemicals, including, among others, changes in feedstock availability and pricing, developments in AGIG’s industry and among its competitors, and changes in consumer preferences and demand. AGIG’s failure to effectively manage these trends could have a material adverse effect on its business, results of operations, financial condition, prospects, reputation and brands, including impairing AGIG’s ability to perform to its customers’ expectations. Additionally, AGIG must often rely on its own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. Market research and projections by AGIG of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of AGIG’s management team. A failure in the demand for AGIG’s products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations, financial condition or prospects of AGIG.

AGIG is subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact its results of operations.

AGIG operates mainly through two entities, Abundia Global Impact Group LLC (“AGIG”), which is a Delaware corporation and has a U.S. dollar functional currency, and AGIG’s wholly-owned subsidiary, Abundia Global Impact Group (Ireland) Limited (“AGIG Ireland”), which is based in Kilpheak, Glenswilly, Co. Donegal Ireland and has a Euro functional currency. AGIG’s reporting currency is the U.S. dollar.

Significant fluctuations in U.S. dollar to Euro exchange rates could affect AGIG’s result of operations, cash position and funding requirements. To the extent that fluctuations in currency exchange rates cause AGIG’s results of operations to differ materially from its expectations or the expectations of its investors, the trading price of the combined company’s common stock could be adversely affected.

From time to time, AGIG may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. As part of AGIG’s risk management program, AGIG may enter into foreign exchange forward contracts to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the variability of its operating costs and future cash flows denominated in currencies that differ from its functional currencies. AGIG does not enter into these contracts for trading purposes or speculation, and its management believes all such contracts are entered into as hedges of underlying transactions. Nonetheless, these instruments involve costs and have risks of their own in the form of transaction costs, credit requirements and counterparty risk. If AGIG’s hedging program is not successful, or if AGIG changes its hedging activities in the future, AGIG may experience significant unexpected expenses from fluctuations in exchange rates. Any hedging technique AGIG implements may fail to be effective. If AGIG’s hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the trading price of its common stock.

Conditions in the financial markets and economic conditions in general may adversely affect AGIG’s ability to raise additional capital, execute its business plan or remain in business.

The business environment in which AGIG operates has been impacted by the effects of worldwide macroeconomic uncertainty. Economic activity improved slightly during 2024; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the economic conditions domestically and in foreign countries, including global political hostilities and other financial crises. Inflation has become elevated, reflecting demand and supply imbalances, supply chain issues, higher energy prices, fiscal stimulus and broader price pressures. Uncertainty surrounding the near-term direction of global markets, and the potential impact of these trends on the global economy, are expected to persist for the near term. Strategic risk, including threats to business models from rising interest rates and modest economic growth, remain high.

It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how AGIG’s business would be affected and whether it would be able successfully to mitigate any such effects on its business. Accordingly, these factors in the global economy could have an adverse effect on AGIG’s ability to raise additional capital, execute its business plan or remain in business.

In 2023, multiple regional banks were either taken over by the Federal Deposit Insurance Corporation (FDIC) or entered receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, AGIG’s ability to access its existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on AGIG’s business and financial condition. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit AGIG’s access to capital markets and increase its costs of borrowing.

If AGIG loses key personnel or are unable to attract, integrate and retain additional key personnel, it could harm AGIG’s ability to meet its business objectives.

AGIG’s success depends to a significant degree upon the technical and management skills of its senior management team. The loss of the services of any of these individuals could have a material adverse effect on AGIG’s ability to achieve its corporate objectives and successfully execute its business plan. AGIG plans to implement an executive compensation policy that includes variable compensation based on performance as well as share-based compensation plans for the benefit of its key employees; however, AGIG cannot guarantee that this policy will be sufficient to retain these key employees. AGIG’s success also will depend upon its ability to attract and retain additional qualified management, marketing, technical, and sales executives and personnel. AGIG competes for key personnel against numerous companies, including larger, more established companies with significantly greater financial resources than AGIG possesses. There can be no assurance that AGIG will be successful in attracting or retaining such personnel, and the failure to do so could harm its operations and its growth prospects.

If AGIG experiences a significant disruption in its information technology systems, including security breaches, or if AGIG fails to implement new systems and software successfully, its business operations and financial condition could be adversely affected.

AGIG relies on information technology systems to keep financial records and corporate records, communicate with staff and external parties and operate other critical functions, including sales and manufacturing processes. AGIG’s information technology systems are potentially vulnerable to disruption due to breakdown or malicious intrusion and computer viruses. If AGIG were to experience a prolonged system disruption in its information technology systems, it could negatively impact the coordination of AGIG’s sales, planning and manufacturing activities, which could adversely affect its business. In addition, in order to maximize AGIG’s information technology efficiency, AGIG has physically consolidated its primary corporate data and computer operations. This concentration, however, exposes AGIG to a greater risk of disruption to its internal information technology systems. Although AGIG maintain offsite back-ups of its data, if operations at its facilities were disrupted, it may cause a material disruption in AGIG’s business if it is not capable of restoring function on an acceptable time frame.

In addition, AGIG’s information technology systems are potentially vulnerable to cyber-attacks or other data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of sensitive and confidential information of AGIG’s employees, customers, suppliers and others, any of which could have a material adverse effect on its business, financial condition and results of operations.

While AGIG has implemented a number of protective measures, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases, AGIG may be unaware of an incident or its magnitude and effects. If AGIG is unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, its operations could be disrupted, and AGIG may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Natural or man-made disasters, social, economic and political instability, and other similar events—including pandemics—may significantly disrupt AGIG’s and its industry partners’ businesses, and negatively impact AGIG’s results of operations and financial condition.

AGIG’s corporate headquarters are located in the U.S., with planned facilities in Houston, Texas, U.S., and AGIG anticipates working with its industry partners in multiple other locations, including non-U.S. sites. AGIG’s locations, including potential non-U.S. locations, may be subject to social, economic and political instability, such as social uprisings. Additionally, any of AGIG’s or its industry partners’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, tsunamis, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for AGIG or its industry partners to operate AGIG’s business for some period of time. AGIG and its industry partners’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in AGIG’s or its industry partners’ operations could negatively impact AGIG’s business and results of operations, and harm its reputation. AGIG’s disaster recovery plan may not be sufficient to address an actual disaster, in particular any events that negatively impact AGIG’s or its industry partners’ physical infrastructures. In addition, AGIG and its industry partners may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on AGIG’s results of operations and financial condition, and success as an overall business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Number	Description

	3.1(i)(a)*	Certificate of Amendment of the Certificate of Incorporation of the Company, effective as of June 6, 2025.

	10.1	Securities Purchase Agreement, dated June 17, 2025, between the Company and the purchaser thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025).

	10.2	Placement Agency Agreement, dated June 17, 2025, between Univest Securities, LLC and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025).

	10.3	Securities Purchase Agreement, dated June 24, 2025, between the Company and the purchaser thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2025).

	10.4	Placement Agency Agreement, dated June 24, 2025, between Univest Securities, LLC and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2025).

	10.5	Amendment to Share Exchange Agreement, dated June 27, 2025, between the Company, Abundia Financial, LLC, and Bower Family Holdings, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

	10.6*	Purchase and Sale Agreement, dated November 21, 2024, between the Company, Abundia Global Impact Group, LLC, and TGS Cedar Point Partners LP.

	10.7*	First Amendment to Purchase and Sale Agreement, dated April 21, 2025, between the Company, Abundia Global Impact Group, LLC, and TGS Cedar Point Partners LP.

	10.8*	Service Agreement, effective November 1, 2024, by and between Abundia Global Impact Group LLC and Port House Consultants Limited.

	10.9*	Employment Agreement, effective November 1, 2024, by and between Abundia Global Impact Group (Ireland) Limited and Lucie Harwood.

	10.10*	Service Agreement, effective November 1, 2024, by and between Abundia Global Impact Group, LLC and Blockbox LLC.

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	Inline XBRL Instance Document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.

Date: August 14, 2025	By:	/s/ Edward Gillespie
Edward Gillespie
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Lucie Harwood
Lucie Harwood
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

