Form 10-Q
period 2025-09-30
HOUSTON AMERICAN ENERGY CORP
filed 2025-11-19
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 1-32955

HOUSTON AMERICAN ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0675953
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 Post Oak Blvd., Suite 1305, Houston, Texas 77056
(Address of principal executive offices) (Zip Code)

(713) 322-8818
(Registrant’s telephone number, including area code)

801 Travis Street, Suite 1425 Houston, Texas 77002
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

As of November 18, 2025, we had 34,632,566 shares of common stock, par value $0.001 per share, outstanding.

HOUSTON AMERICAN ENERGY CORP.

FORM 10-Q

PART I -FINANCIAL INFORMATION

ITEM 1	Financial Statements

HOUSTON AMERICAN ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$1,512,157	$525,809
Accounts receivable - oil and gas sales	32,691	-
Government grant receivable	-	205,424
Prepaid expenses and other receivables	812,598	122,283
TOTAL CURRENT ASSETS	2,357,446	853,516

PROPERTY AND EQUIPMENT
Land	8,576,854	-
Other property and equipment, net	-	312
Oil and gas properties, full cost method
Costs subject to amortization	1,362,250	-
Accumulated depletion, depreciation, amortization, and impairment	(238,980)	-
Total	1,123,270	312
PROPERTY AND EQUIPMENT, NET	9,700,124	312

Refundable acquisition deposit	160,000	-
Capitalized patents	1,497,382	1,145,860
Deposits on license agreements	2,115,000	2,115,000
Other assets	15,452	-
Goodwill	12,986,150	-

TOTAL ASSETS	$28,831,554	$4,114,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,257,109	$279,537
HUSA convertible note payable	4,416,477	-
Note payable – related party	435,000	-
AGIG convertible note payable	-	5,860,274
Warrant liabilities	-	45,965
Other payables	38,311	7,775
TOTAL CURRENT LIABILITIES	6,146,897	6,193,551

LONG-TERM LIABILITIES
AGIG convertible note payable	6,159,452	-
Asset Retirement Obligation	32,248	-
TOTAL LONG-TERM LIABILITIES	6,191,700	-
TOTAL LIABILITIES	12,338,597	6,193,551

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Capital and reserves attributable to equity holders of the Company
Common stock, par value $0.001 per share; 300,000,000 shares authorized: 34,222,566 and 31,778,032 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	34,222	31,778
Other comprehensive loss	54,606	(16,377)
Additional paid-in capital	42,242,006	14,586,077
Accumulated deficit	(25,805,866)	(16,655,388)
Noncontrolling Interest in Consolidated Subsidiary	(32,011)	(24,953)
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	16,492,957	(2,078,863)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,831,554	$4,114,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

OIL AND GAS REVENUE	$225,678	-	$225,678	-

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	112,644	-	112,644	-
General and administrative expense	3,456,958	433,412	5,419,727	1,715,319
Depreciation and depletion	40,027	-	40,027	-
Impairment of oil and gas properties	198,950	-	198,950	-
Issuance cost of derivative instruments	3,342,000	-	3,342,000	-
Research and development	-	111,311	724,406	1,600,956
Patent write-off	10,508	-	10,508	-
Total operating expenses	7,161,087	544,723	9,848,262	3,316,275

Loss from operations	(6,935,409)	(544,723)	(9,622,584)	(3,316,275)

OTHER INCOME, NET
Interest expense	(108,453)	(100,822)	(306,809)	(300,274)
Interest income	10,907	50,000	10,907	150,000
Grant income	-	340,546	737,811	2,340,359
Change in fair value of warrant liability	-	(6,204)	45,965	(809,602)
Foreign currency gain (loss)	1,041	(3,406)	(15,768)	11,567
Total other income (loss)	(96,505)	280,114	472,106	1,392,050

Net loss before taxes	(7,031,914)	(264,609)	(9,150,478)	(1,924,225)

Income tax expense	-	-	-	-

Net loss	$(7,031,914)	(264,609)	$(9,150,478)	(1,924,225)
Net (loss) /income attributable to noncontrolling interest	2,922	(17,195)	7,059	(25,990)
Foreign currency translation gain	10,131	107,624	70,983	51,146

Comprehensive loss	(7,018,861)	(174,180)	(9,072,436)	(1,899,069)

Basic and diluted loss per common share	$(0.21)	(0.01)	$(0.27)	(0.06)

Basic and diluted weighted average number of common shares outstanding	33,995,899	31,778,032	33,995,899	31,778,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Loss	Interest	Total

Balance at December 31, 2024*	31,778,032	$31,778	$14,586,077	$(16,655,388)	$(16,377)	$(24,953)	$(2,078,863)
Foreign currency translation	-	-	-	-	(12,154)	-	(12,154)
Capital contributions	-	-	500,000	-	-	-	500,000
Net loss	-	-	-	(1,011,161)	-	549	(1,010,612)
Balance at March 30, 2025*	31,778,032	31,778	15,086,077	(17,666,549)	(28,531)	(25,502)	(2,601,629)
Foreign currency translation	-	-	-	-	73,006	-	73,006
Capital contributions	-	-	441,375	-	-	-	441,375
Net loss	-	-	-	(1,107,404)	-	(4,687)	(1,112,091)
Balance at June 30, 2025*	31,778,032	31,778	15,527,452	(18,773,953)	44,475	(29,091)	(3,199,339)
ELOC stock issuance	236,149	236	1,638,362				1,638,598
Commitment shares issued	300,000	300	3,342,000				3,342,300
Reverse acquisition - HUSA	1,908,385	1,908	21,734,192				21,736,100
Foreign currency translation					10,131		10,131
Other						(2,922)	(2,922)
Net Loss				(7,031,914)			(7,031,914)
Balance at September 30, 2025*	34,222,566	34,222	42,242,006	(25,805,866)	54,606	(32,012)	16,492,954

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Loss	Interest	Total

Balance at December 31, 2023	31,778,032	$31,778	$12,190,977	$(13,047,039)	$-	$(11,534)	$(835,638)
Foreign currency translation	-	-	-	-	260,601	-	260,601
Capital contributions	-	-	2,100,000	-	-	-	2,100,000
Net loss	-	-	-	(1,919,033)	-	(137,291)	(2,056,324)
Balance at March 30, 2024	31,778,032	31,778	14,290,977	(14,966,072)	260,601	(148,685)	(531,361)
Foreign currency translation	-	-	-	-	(317,079)	-	(317,079)
Capital contributions	-	-	-	-	-	-	-
Net loss	-	-	-	250,622	-	146,086	396,708
Balance at June 30, 2024	31,778,032	31,778	14,290,977	(14,715,450)	(56,478)	(2,559)	(451,732)
Foreign currency translation					107,624		107,624
Capital contributions
Net Loss				(281,804)		17,195	(264,609)
Balance at September 30, 2024	31,778,032	31,778	14,290,977	(14,997,254)	51,146	14,636	(608,717)

*	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 5 – Acquisition.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,150,478)	$(1,924,225)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation, depletion and amortization	55,337	7,676
Impairment of oil and gas properties	198,950	-
Patent cost write off	10,508
Accrued interest	299,041	-
Change in fair value of warrant liability	(45,965)	809,602
Issuance costs of derivative instruments	3,342,300	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	215	-
Decrease in government grant receivable	276,407	(289,400)
Increase in prepaid expenses and other current assets	(368,689)	(144,075)
Increase in other assets	(11,974)	-
Increase in other payables	10,955	152
Increase in accounts payable and accrued expenses	777,248	167,630
Net cash (used in) operating activities	(4,606,145)	(1,372,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable - related party		(400,000)
Payment related to patent application costs	(377,337)	(347,127)
Land acquisition	(8,414,670)	-
Cash acquired in Share Exchange	6,952,914	-
Net cash (used in) investing activities	(1,839,093)	(747,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	941,375	2,100,000
Proceeds from issuance of convertible note	5,000,000
Cash received from ELOC draw downs	1,638,597
HUSA Convertible Note repayments	(583,386)
Note payable – related party	435,000
Net cash provided by financing activities	7,431,586	2,100,000

Increase in cash	986,348	(19,767)
Cash, beginning of period	525,809	390,324
Cash, end of period	$1,512,157	$370,557

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets assumed in Share Exchange	$14,791,697	-
Issuance costs from derivative instruments	$(3,342,300)	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOUSTON AMERICAN ENERGY CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

On July 1, 2025, Houston American Energy Corp., a Delaware corporation (the “Company”), acquired all of the outstanding units of Abundia Global Impact Group, LLC, a Delaware limited liability company (“AGIG”), as described below (the “Share Exchange”). Prior to such transaction, the Company operated as an independent oil and gas company, which had previously focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties, with its principal properties and operations located in the U.S. Permian Basin and additional properties in the Louisiana U.S. Gulf Coast region. The Company intends to continue to maintain its legacy oil and gas assets as well as the AGIG business. The Company intends to pursue both businesses in order to keep its revenue streams diversified.

After the Share Exchange the Company primarily operates as a technology solutions company in the recycling and renewable energy, environmental change, fuels and chemicals sectors. The Company, through its now wholly owned subsidiary, AGIG, is focused on using waste products to decarbonize the energy, fuels and chemicals sector by providing renewable or recycled alternatives. AGIG uses a combination of proprietary, licensed and commercialized technologies to produce a complete process that turns waste plastics and biomass into crude or drop-in alternatives to fossil derived energy, fuels and chemicals. AGIG’s holistic approach has brought together the complete commercial chain with feedstocks, technology, a diverse management team, and world class off-take partners for the growing suite of products in place.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared following accounting principles generally accepted in the United States of America, (“GAAP”) which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $25.8 million as of September 30, 2025. For the three and nine months ended September 30, 2025, The Company’s legacy HUSA business generated $225,678 from oil and gas related activities, and AGIG received grant income of $737,811. The term of Company’s grant ended effective March 31, 2025, and no further grant income is anticipated at this time. For the nine months ended September 30, 2025, the Company reported a net loss of $9.2 million and negative working capital of $3.8 million. No assurances can be given that the Company’s share price or that the volume of shares traded will be sufficient for the Company to be able to draw down sufficient funds under its ELOC Agreement to fund the Company’s working capital needs to implement its business plan. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are available to be issued.

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

As previously disclosed, on February 20, 2025, the Company entered into a share exchange agreement, as amended by that certain amendment to the share exchange agreement, dated as of June 27, 2025 (the “Share Exchange Agreement”), with Abundia Financial, LLC, a Delaware limited liability company (“Abundia Financial”), and Bower Family Holdings, LLC, a North Carolina limited liability company (“BFH”, and together with Abundia Financial, the “AGIG Unitholders”). The AGIG Unitholders were the record and beneficial owners of all the issued and outstanding units of Abundia Global Impact Group, LLC, a Delaware limited liability company (“AGIG”). On July 1, 2025, as contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding units of AGIG from the AGIG Unitholders in exchange for issuing to the AGIG Unitholders an aggregate of 31,778,032 shares of the Company’s common stock, which equaled 94% of the sum of the Company’s aggregate issued and outstanding common stock at the time of the closing of such transaction and certain shares of common stock to be issued pursuant to a future Company equity incentive plan (the “Share Exchange”).

For accounting purposes, the Share Exchange is treated as a reverse acquisition, with AGIG as the surviving entity. As such, the historical financial statements of the accounting acquirer, AGIG, became the historical condensed consolidated financial statements of the Company. Accordingly, references to the “Company” solely in the condensed consolidated financial statements and these accompanying notes refer to AGIG unless the context indicates otherwise.

See the discussion of the Share Exchange Agreement at Note 5 – Acquisition. These unaudited condensed consolidated financial statements should be read in conjunction with AGIG’s audited consolidated financial statements and footnotes for the year ended December 31, 2024, which are included as exhibits to the Company’s Current Report on Form 8-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2025.

Consolidation

The accompanying unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Segment Reporting

Following the Share Exchange, management reassessed the Company’s chief operating decision maker (“CODM”) and its segment reporting units. Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments are defined as components of an entity for which separate discrete information is available for evaluation by the CODM, or decision-making group, in deciding how to allocate resources and assess performance. Based on this guidance, the Company’s segment structure now reflects the Company’s two operating and reporting segments; legacy oil and gas (“O&G”) operations and its newly added emerging renewables initiatives (“Renewables”). See Note 6 – Segment Reporting.

Foreign Currency Translation and Transaction Gains & Losses

The Company has functional currencies in Euros, US Dollars and British Pounds Sterling and its reporting currency is the US Dollar. Management has adopted Accounting Standards Codification (“ASC”) 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in other comprehensive loss.

Foreign currency transactions are initially recorded in the reporting currency (US Dollars) using the spot exchange rate (the exchange rate at that specific date). When the transaction is finally settled (paid or received in cash), the actual exchange rate on the settlement date is used. A final realized gain or loss is calculated based on the difference between the value at the initial transaction date and the settlement date. This realized gain or loss is recognized as foreign currency gain (loss) in the statements of operations.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our shares of common stock and all other voting equity securities, including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 10 - Debt, for details of related party transactions during the three and nine months ended September 30, 2025, and 2024.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are held for meeting short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent they exceed government deposit insurance limits in the country in which they are located. The Company has not experienced any losses to date on depository accounts.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of amounts paid in advance for goods or services to be received in future periods, a refundable deposit related to a feasibility study for a potential real estate acquisition and a receivable from the Irish government for recoverable value-added tax (“VAT”) incurred on expenses.

Property and Equipment

The Company uses the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved.

The Company follows the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

All other plant, property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred.

Land

Freehold land is initially recorded at its purchase price plus any directly attributable costs, it is considered to have an indefinite life and so no depreciation is recorded in respect of freehold land.

Freehold land is subject to review for impairment only when specific triggering events or changes in circumstances indicate that its carrying amount might not be recoverable.

Capitalized Patent Costs

Patent costs, including legal fees associated with the creation of intellectual property and patent registration costs are capitalized as incurred. These costs are amortized over the estimated useful life of the patent commencing from the date the patent has been granted.

Deposits on License Agreements

Deposits paid in connection with license agreements that are to be applied against future license fees are capitalized as other assets pending the commencement of fee generating operations under the license agreements. When fee generating operations under the license agreements commence, the deposits will be applied against the balance of fees due and payable. In the event fee generating operations under the license agreements fail to occur, the deposits will be expensed as abortive transaction costs.

Impairment of Long-Lived Assets

Oil & Gas Assets

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the net book value of the oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.

During the three and nine months ended September 30, 2025 and 2024, the Company reviewed its long-lived assets for impairment and determined an impairment amount of $198,950 and nil was required based on the full cost ceiling test, respectively.

Non-Oil & Gas Assets

The Company reviews long-lived assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value.

Equity Line of Credit (“ELOC”)

The Company accounts for its Equity Line of Credit (“ the ELOC”) facility as a derivative financial asset in accordance with ASC 815, Derivatives and Hedging. The ELOC does not meet the “fixed-for-fixed” criterion for equity classification nor does it meet the criteria for liability classification under ASC 480. As such, The ELOC is measured at fair value, with changes in fair value recognized in earnings. The Company’s ELOC is structured as a put option under the Common Stock Purchase Agreement and the initial fair value of the ELOC is de minimis due to near or at-market pricing. The Company analyzed the terms of the ELOC Agreement and concluded that the put option had de minimis value as of September 30, 2025.

Commitment shares issued in connection with the ELOC are accounted for as an issuance of equity in accordance with ASC 505, Equity and treated as a day one expense as prescribed by ASC 825. Transaction costs related to the ELOC, are expensed as incurred in accordance with ASC 825, Financial Instruments. See Note 12 – Capital Stock for further details.

Convertible Notes

The Company has evaluated the accounting treatment for the Convertible Note issued (as defined in Note 10 - Debt) and concluded that they do not meet the criteria for classification as an ASC 480 liability. Management classified the Convertible Notes as current and non-current liabilities on the balance sheet upon issuance, measured at their carrying amounts.

Management identified certain embedded features within the Convertible Note and determined that both the contingent conversion option (i.e., conversion upon Event of Default) and the non-contingent conversion option (i.e., conversion at any time after Issuance Date) should be analyzed as one feature with a contingency and various adjustments. The conversion features were evaluated under the indexation guidance within ASC 815-40-15 and management determined that the Conversion Option qualifies to be classified in stockholders’ equity at issuance as if they were freestanding shares of common stock. Therefore, the conversion options are not required to be bifurcated from the host contract and are accounted for as derivative financial instruments at issuance.

All other embedded derivative features are considered clearly and closely related and do not require separate bifurcation pursuant to ASC 815.

Issuance costs and any lender fees will be presented as a reduction to the carrying balance of the Convertible Notes and amortized over their expected life, which corresponds to the contractual term. See Note 10 – Debt below for further details.

Accounting Principles and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes and the related valuation allowance, determination of proved reserves of oil and gas and asset retirement obligations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $1,262,157 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2025. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive. See Note 13- Earnings (Loss) Per Share Common Share

Income Taxes

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant changes to U.S. tax law, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation, the immediate expensing of domestic research and development costs, and the limitation on the deductibility of business interest expense. The Company has evaluated the potential impact of the OBBBA on its condensed consolidated financial statements and related disclosures and does not believe that it will have any material impact.

Research and Development

In accordance with ASC 730, Research and Development, the Company follows the policy of expensing its third-party research and development consulting costs in the period in which they are incurred. The Company incurred research and development expenses of none and $ 111,311 and $ 724,406 and $ 1,600,956 during the three and nine months ended September 30, 2025 and 2024, respectively.

Grant Income and Government Grant Receivable

In the absence of comprehensive recognition and measurement guidance within the scope of authoritative US generally accepted accounting principles (“GAAP”) for the government grant that the Company has been awarded, in accordance with guidance in ASC 832 “Government Assistance”, the Company has accounted for the grant it has received from the government by analogy using the terms of IAS 20, Accounting for Government Grants and Disclosures of Government Accounting Assistance. The Company receives funding under a government grant which reimburses the Company for certain qualifying research and development and related expenditures. Grant funding for research and development received under grant agreements where there is no obligation to repay grant funds is recognized as grant income in the period during which the related qualifying expenses are incurred, provided that the grants are fully approved by the granting agencies and the conditions under which the grants were provided have been met. Grant income recognized upon incurring qualifying expenses in advance of receipt of grant funding is recorded in the condensed consolidated balance sheet as government grants receivable.

Recent Accounting Pronouncements

Adopted Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the annual period ending December 31, 2025. On January 1, 2025, the Company adopted the provisions of ASU 2023-09 on a prospective basis and the required disclosures will be included in our Annual Report on Form 10-K for the year ending December 31, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its annual disclosures. ASU 2023-09 did not have an impact on our disclosures included in this Quarterly Report on Form 10-Q.

The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) —Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. ASU 2025-03 applies to all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company has evaluated the impact of this guidance on its consolidated financial statements and has elected for early adoption as permitted by the guidance. The impact is reflected in the consolidated financial statements.

Not Yet Adopted Standards

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

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenues from Contracts with Customers (Topic 606)—Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this ASU revise the master glossary definition of the term performance condition for share-based consideration payable to a customer. Further, the amendments in this ASU clarify that share-based consideration encompasses the same instruments as share-based payment arrangements but the grantee does not need to be a supplier of goods or services to the grantor. Finally, the amendments in this ASU clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. The amendments in this ASU are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2025-04 on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods with updates to be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The amendments in this ASU (i) exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract and (ii) clarify that an entity should apply the guidance in Topic 606, including the guidance on noncash consideration in paragraphs 606-10-32-21 through 32-24, to a contract with share-based noncash consideration (for example, shares, share options, or other equity instruments) from a customer for the transfer of goods or services. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with updates to be applied on a prospective or modified prospective basis. The Company is currently evaluating the impact of ASU 2025-07 on its consolidated financial statements.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil sales	$97,401	$-	$97,401	$-
Natural gas sales	84,813	-	84,813	-
Natural gas liquids sales	43,464	-	43,464	-
Total revenue from customers	$225,678	$-	$225,678	$-

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2025 or 2024. The oil and gas revenues for legacy HUSA from July 1, 2025 were included in the statement of operations. See Note 5 – Acquisition.

NOTE 5 – ACQUISITION

On July 1, 2025, as contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding units of AGIG from the AGIG Unitholders in exchange for issuing to the AGIG Unitholders an aggregate of 31,778,032 shares of Common Stock, which was equal to 94% of the sum of (a) the aggregate issued and outstanding Common Stock at the time of the Closing, plus (b) all Common Stock approved for issuance by the Company under a future equity incentive plan at the time of the Closing. Total consideration transferred was $21.7 million.

The Share Exchange was accounted for as a reverse acquisition in accordance with GAAP within Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), whereby AGIG, the legal acquiree, is considered the accounting acquirer and HUSA, the legal acquirer, is treated as the acquired company for financial reporting purposes. AGIG was considered the accounting acquirer as its controlling shareholder, Abundia Financial, will hold approximately 84.9% of the issued and outstanding common stock and was deemed a controlling shareholder of the Company following the Share Exchange.

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the Share Exchange. The preliminary purchase price allocations were comprised of the components presented below, which represent the preliminary determination of the fair value of the assets acquired and liabilities assumed, with the excess of the purchase price over the fair value of net identifiable assets acquired recorded to goodwill. The final determination of the fair value of certain assets and liabilities and the allocation of goodwill to reporting units will be completed within the measurement period in accordance with FASB ASC Topic 805.

The preliminary purchase price allocation is as follows:

Fair value of net assets acquired
Cash and cash equivalents	$6,951,006
Accounts receivable	32,906
Prepaid expenses - others	483,810
Oil and gas properties, full cost method	1,362,248
Refundable acquisition deposit	160,000
Other assets	3,167
Goodwill	12,986,150
Total Assets Acquired	21,979,287
Accounts payable and accrued liabilities	(193,266)
Other payables	(19,581)
Asset Retirement Obligation	(32,248)
Total Liabilities Assumed	(245,095)
Total Purchase Price	$21,734,192

Goodwill resulting from the Share Exchange reflects the benefits expected to be gained from the Company’s public company status and governance infrastructure which will enable the Company to gain access to public sources of capital that can then be used in the deployment and development of their suite of technologies that will assist in the evolution of fuel, chemical and waste markets, providing commercial alternatives and sustainable products.

The Company incurred $13.1 million of acquisition-related expenses related to the transaction during the three and nine months ended September 30, 2025, which are included in Professional fees.

The operating results of the Company’s legacy business were included in the condensed consolidated results of operations from the date of the Share Exchange. Consolidated revenues and net loss were $0.2 million and $5.8 million, respectively, for the three and nine months ended September 30, 2025 from the transaction.

The following unaudited pro forma financial information presents the combined results of operations for the Company and AGIG for the three and nine months ended September 30, 2025, and 2024, respectively. The unaudited condensed consolidated pro forma results of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Revenue	$225,678	$130,239	$438,580	$393,729
Net loss	$(6,996,800)	$(7,117,486)	$(9,150,478)	$(19,979,915)

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the transaction as though it had occurred on January 1, 2024 and includes adjustments for acquisition and other transaction costs. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the transaction had occurred on January 1, 2024, nor is it indicative of future operating results.

NOTE 6 – SEGMENT REPORTING

Upon completion of the Share Exchange, the Company re-evaluated its reporting segments. Our determination of reporting segments was made on the basis of our operations, products, and the economic characteristics of each of our operating segments and corresponds to the manner in which our the CODM reviews and evaluates performance to make decisions about resources to be allocated to the segment. As a result, the Company’s segment structure has been reassessed and now reflects the Company’s legacy oil and gas (“O&G”) operations as well as its newly added emerging renewables initiatives (“Renewables”).

The O&G segment generates revenue from oil and gas operations whereas Renewables is in the pre-revenue stage, primarily incurring research and development and start-up costs associated with its development of scalable technologies for converting plastic and biomass waste into renewable fuels and chemicals. The CODM is a committee including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

The Company measures and evaluates its reportable segments based on their respective adjusted net income (loss), general and administrative expenses, research and development costs and professional fees. The Company excludes certain corporate-related expenses and certain transactions or adjustments that the CODM considers to be non-operational, such as changes in fair value of warrant liabilities, restructuring charges, interest expense and income and amounts related to depreciation, depletion and amortization expense. Although these amounts are excluded, they are included in reported Loss before income taxes within the accompanying unaudited condensed consolidated statements of operations and are included in the reconciliation below. The CODM uses segment adjusted net income (loss) in the budget and forecasting process and to monitor budgets versus actual results, which are used in assessing the performance of the reportable segments and to allocate resources across the reportable segments. The balance sheet is presented on a consolidated basis, as the CODM does not use segment specific asset or liability information, including fixed assets, to assess performance. As a result, segment asset and liability details are disclosed at the aggregate level.

A reconciliation of net loss for the reportable segments to the applicable line items within the accompanying unaudited consolidated statements of operations is as follows.

	Three Months Ended September 30, 2025
	O&G	Renewables	Total
Revenue	$225,678	$-	$225,678

Segment expense:
General and administrative expenses	-	3,456,958	3,456,958
Research and development costs	-
Operating lease expense and severance tax	112,644	-	112,644
Adjusted segment operating loss/(income)	(113,034)	3,456,958	3,343,924

Reconciliation of “Adjusted segment operating loss” to “Loss before income taxes”
Depreciation and amortization	40,027	-	40,027
Grant income	-	-	-
Interest income		(10,907)	(10,907)
Changes in fair value of warrant liability	-	-	-
Other expense	198,950	10,508	209,458
Foreign currency adjustment	-	(1,041)	(1,041)
Interest expense		108,453	108,453
Issuance of Commitment Shares for Convertible Note		3,342,000	3,342,000
Loss before income taxes	$125,943	$6,905,971	$7,031,913

	Nine Months Ended September 30, 2025
	O&G	Renewables	Total
Revenue	$225,678	$-	$225,678

Segment expense:
General and administrative expenses	-	5,419,727	5,419,727
Research and development costs	-	724,406	724,406
Operating lease expense and Severance Tax	112,644		112,644
Adjusted segment operating loss/(income)	(113,034)	6,144,133	6,031,099

Reconciliation of “Adjusted segment operating loss” to “Loss before income taxes”
Depreciation and amortization	40,027	-	40,027
Grant income	-	(737,811)	(737,811)
Interest income		(10,907)	(10,907)
Changes in fair value of warrant liability	-	(45,965)	(45,965)
Other expense	198,950	10,508	209,458
Foreign currency adjustment	-	15,768	15,768
Interest expense		306,809	306,809
Issuance of Commitment Shares for Convertible Note		3,342,000	3,342,000
Loss before income taxes	$125,943	$9,024,535	$9,150,478

	Three Months Ended September 30, 2024
	O&G	Renewables	Total
Revenue	$-	$-	$-

Segment expense:
General and administrative expenses	-	436,817	436,817
Research and development costs	-	111,311	111,311
Adjusted segment operating loss	-	548,128	548,128

Reconciliation of “Adjusted segment operating loss” to “Profit before income taxes”
Operating lease expense and Severance Tax	-	-	-
Depreciation and amortization	-	-	-
Grant income	-	(340,546)	(340,546)
Interest income	-	(50,000)	(50,000)
Changes in fair value of warrant liability	-	6,204	6,204
Other expense	-	-	-
Foreign currency adjustment	-	(107,624)	(107,624)
Interest expense	-	100,822	100,822
Loss/(Profit) before income taxes	$-	$156,984	$156,984

	Nine Months Ended September 30, 2024
	O&G	Renewables	Total
Revenue	$-	$-	$-
Segment expense:
General and administrative expenses	-	1,703,752	1,703,752
Research and development costs	-	1,600,956	1,600,956
Adjusted segment operating loss	-	3,304,708	3,304,708

Reconciliation of “Adjusted segment operating loss” to “Loss before income taxes”
Operating lease expense and Severance Tax	-	-	-
Depreciation and amortization	-	-	-
Grant income	-	(2,340,359)	(2,340,359)
Interest income	-	(150,000)	(150,000)
Changes in fair value of warrant liability	-	809,602	809,602
Other expense	-	-	-
Foreign currency adjustment	-	(51,146)	(51,146)
Interest expense	-	300,274	300,274
Loss before income taxes	$-	$1,873,079	$1,873,079

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
O&G	$40,027	$-	$40,027	$-
Renewables	-	-	-	-
Consolidated depreciation expense	$40,027	$-	$40,027	$-

	As of September 30, 2025	As of December 31, 2024
Assets:
O&G	$1,123,270	$-
Renewables	27,708,284	4,114,688
Total assets of reportable segments	$28,831,554	$4,114,688

NOTE 7 - OIL AND GAS PROPERTIES

During the three and nine months ended September 30, 2025, the Company recorded depletion expense of $40,027. During the three and nine months ended September 30, 2024, the Company recorded no depletion expense.

During the three and nine months ended September 30, 2025, the Company recorded impairment expense of $198,950. During the three and nine months ended September 30, 2024, the Company recorded no impairment expense.

Geographical Information

Substantially all of the Company’s revenue and long lived assets are located in Texas.

NOTE 8 – LAND

Land consisted of the following:

	Estimated Useful Life	September 30, 2025	December 31, 2024

Land	Indefinite	$8,576,854	$-

Total land		$8,576,854	$-

On July 11, 2025, the Company completed the purchase of a 25-acre site at the Cedar Port Industrial Park located in Baytown, Texas from TGS Cedar Port Partners (“TGS”), a Texas limited partnership, for a total purchase price of approximately $8.6 million.

The Company plans to construct its first plastics recycling plant at the location, transforming plastic waste into pyrolysis oil. The strategically located site will be the foundation for a U.S. innovation hub dedicated to developing recycling, renewable and circular technologies supported by the industrial park’s robust infrastructure.

As land is considered to have an indefinite life, no depreciation has been recognized in respect of this asset.

NOTE 9 – PATENTS & LICENSES

AGIG, has applied for a number of patents relating to its proposed business plan through its subsidiaries Abundia-Biomass-to-Liquids Limited and Abundia Plastics Europe Limited. During the three and nine months ended September 30, 2025 and 2024, the Company recognized amortization expense in respect of granted patents of $5,492 and $2,258 and $15,307 and $6,775 respectively.

NOTE 10 - DEBT

	September 30,	December 31,
DEBT DUE WITHIN 1 YEAR	2025	2024
AGIG convertible note payable	$-	$5,000,000
Accrued interest on AGIG convertible note payable	-	860,274
Notes payable – related party	435,000	-
HUSA Convertible note payable	4,416,477	-
	$4,851,477	$5,860,274

DEBT DUE GREATER THAN 1 YEAR

AGIG convertible note payable	$5,000,000	$-
Accrued interest on AGIG convertible note payable	1,159,452	-
	$6,159,452	$-
TOTAL DEBT	$11,010,929	5,860,274

On September 29, 2025 the maturity date on the AGIG convertible note payable was extended to January 1, 2027, the classification of the debt as due in more than year reflects this extension.

AGIG Convertible Note

Effective November 7, 2022, AGIG a wholly owned subsidiary of the Company entered into a $5,000,000 convertible promissory note (the “AGIG Convertible Note”) with an interest rate of 8%. Repayment or conversion of this note into equity securities of AGIG occurs as follows (a) repayment at the Maturity date of November 7, 2023, or (b) at the Lender’s sole option, conversion of the outstanding principal and interest into equity securities of AGIG upon the closing of a private offering of AGIG equity securities (“Next Round Funding”). If the Lender exercises its option to convert the AGIG Convertible Note into equity securities, the AGIG Convertible Note is convertible into a variable number of equity securities at the same price paid by investors in the Next Round Funding to satisfy the outstanding Note balance. The Company has the option to extend the maturity date of the AGIG Convertible Note by 12 months with the mutual consent of the Lender. An extension is in place which has extended the maturity to January 1, 2027.

As part of the funding agreement, AGIG undertook that, in the event that AGIG closed a future private offering of equity securities or securities convertible into equity securities (“Next Round Funding”), AGIG would issue a warrant with a term of five years to the Lender to purchase $5,000,000 worth of the securities issued in the Next Round Financing with an exercise price equivalent to 80% of the price paid by investors in the Next Round Financing.

During the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.1 million and $0.3 million. During the three and nine months ended September 30, 2024, the Company recognized interest expense of $0.1 million and $0.3 million. As of September 30, 2025, the balance of the outstanding AGIG Convertible Note was $6.1 million. As of September 30, 2025, the effective annual interest yield was 8%. As of December 31, 2024, the balance of the outstanding AGIG Convertible Note was $5.9 million. As of December 31, 2024, the effective annual interest yield was 8%.

HUSA Convertible Note

On July 10, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Buyer”), pursuant to which the Company issued a senior secured convertible note in the original principal amount of $5,434,783 (the “HUSA Convertible Note”) with 8.0% original issue discount, and received $5,000,000 in cash. The Company used the net proceeds from the HUSA Convertible Note, together with cash on hand, to finance the acquisition of a 25-acre site in Baytown, Texas.

The HUSA Convertible Note bears interest at 7.0% per annum and matures 12 months from the date of issuance, unless earlier converted or prepaid in accordance with its terms. Repayment is required to be made in cash on the maturity date. While any portion of the HUSA Convertible Note is outstanding, if the Company carries out any subsequent placements, the Company is required to first use 40.0% of the net proceeds to repay 105% of the outstanding balance of the HUSA Convertible Note in cash plus accrued and unpaid charges (if any). Accumulated interest may be paid in shares of common stock upon conversion or in cash on a quarterly basis.

During the three and nine months ended September 30, 20254, the Company repaid $655,344 on the Note from ELOC proceeds $583,386 of which was allocated to principal and $71,958 to interest.

During the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.1 million and amortization of the debt discount and issuance costs of $0.1 million. As of September 30, 2025, the balance of the outstanding HUSA Convertible Note was $4.4 million, and the unamortized debt discount balance was $0.3 million. As of September 30, 2025, the effective annual interest yield was 15.02%.

The HUSA Convertible Note is convertible at the Holder’s option into shares of the Company’s common stock at a fixed conversion price of $10.92 per share, subject to a 4.99% beneficial ownership limitation provision and anti-dilution and make-whole provisions.

The HUSA Convertible Note is secured by a first-priority lien on the land acquired by the Company in Baytown, Texas. The lien established under this agreement are pari passu in priority with any existing debt obligations.

In the event of a change of control, the Buyer will have the option to choose between conversion at the conversion price and receiving the same consideration as all other stockholders or being paid 100.0% of the aggregate outstanding amount of the note in cash upon closing of the change of control transaction. The HUSA Convertible Note is subject to customary Events of Default, and upon the occurrence of an Event of Default, the Holder has the right to convert the HUSA Convertible Note at a 15.0% discount from the lowest daily VWAP during the 10-trading day period prior to the date of conversion. In the event of a default, interest will accrue at the lesser of 18.0% per annum or the maximum legal rate.

Note Payable - Related Party

Effective February 28, 2025, the beneficial majority member of AGIG advanced $885,000 to the Company by way of a note payable.  The note payable is interest-free, due and payable in full on or before the 120th day following the date of funding (the “Maturity Date”) and was collateralized by the grant receivable from the UK government’s Advance Fuel Fund. The Company was required to repay the note payable in tranches before the Maturity Date from grant reimbursement funds received by the Company under its grant receivable, $450,000 was repaid on the note before the maturity date. Effective August 14, 2025, the related party lender waived the default under the terms of the note payable and extended the term of the note payable until such reasonable time that the Company has adequate cash on hand to repay the note.

NOTE 11 – WARRANT LIABLITIES

Effective November 7, 2022, AGIG, a wholly owned subsidiary of the Company entered into a $5,000,000 convertible promissory note. As part of the funding agreement the Company undertook that, in the event that a private offering of equity securities or securities convertible into equity securities was closed (“Next Round Funding”), the Company would issue a warrant with a term of 5 years to the Lender to purchase $5,000,000 worth of the securities issued in the Next Round Funding with an exercise price equivalent to 80% of the price paid by investors in the Next Round Funding.

The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance from ASC 480 and ASC 815-40. The Company determined the warrants failed the indexation guidance under ASC 815-40, as they contain provisions that provide note holders with rights to a variable number of shares based on future financing terms. Specifically, should AGIG undertake a private equity offering before the maturity date, the note holder will receive equity warrants to purchase securities issued in the Next Round Funding at an aggregate value of $5,000,000, with an exercise price equal to 80% of the price paid by investors in the offering. This embedded feature represents a deemed redemption feature due to the substantial premium received by the note holder. As a result, the Company concluded that the redemption feature require bifurcation from the convertible note and subsequent accounting as a freestanding warrant liability in accordance with ASC 815-40. The warrants had a fair value of $1,866,243 on issuance and were classified as liabilities with a corresponding decrease to the Note outstanding balance of $5,000,000 as a discount resulting in Debt Net of Discount Balance of $3,133,757. This discount was recognized over the initial one-year term of the Note as interest expense to par using the effective interest method as noted above. The effective interest rate was 42.10%. As of September 30, 2025 and December 31, 2024, the debt discount arising on the issuance of the warrants had been fully amortized.

Accordingly, pursuant to ASC 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The estimated fair value of the warrants was calculated using the Black Scholes model with the assumptions set out below, weighted for management’s estimate of the probability of a Next Round Funding being completed and discounted back to the valuation date using estimated venture capital rates of return.

	September 30,	December 31,
Input	2025	2024
Expected term	5 years	5 years
Principal	5,000,000	5,000,000
Exercise price	4,000,000	4,000,000
Volatility	73.30%	74.50%
Dividend yield	0%	0%
Risk free rate of return	3.89%	4.30%
Estimated probability of occurrence of a Next Round Funding	0%	2%
Estimated venture capital rates of return	73.00%	70.80%

The completion of the Share Exchange on July 1, 2025 has allowed the Company to access capital markets as evidenced in the ELOC Agreements and Convertible Note. Consequently, effective June 30, 2025, AGIG estimated the ongoing probability of the occurrence of a Next Round Funding as remote and the accordingly the estimated fair value of the warrants was determined to be $0 on an ongoing basis.

AGIG Plastics to Liquids LLC

Effective September 24, 2021, AGIG Plastics to Liquids LLC, a wholly owned subsidiary of AGIG, entered into a technology license and services agreement with a third-party technology provider. As part of the agreement, AGIG Plastics to Liquids LLC issued a warrant to the licensor to acquire the number of membership units in AGIG Plastics to Liquids LLC equivalent to 1.5% of its fully diluted capitalization. The warrant has an exercise price of $0.01 per membership unit, a term of 10 years and is exercisable in the event of a change of control or public listing of AGIG Plastics to Liquids LLC or its parent.

The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance from ASC 480 and ASC 815-40. The Company determined the warrants failed the indexation guidance under ASC 815-40, as they contain provisions that provide note holders with rights to a variable number of shares. Accordingly, pursuant to ASC 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statements of operations until their exercise or expiration. However, no fair value has been assigned to these warrants as AGIG Plastics to Liquids LLC has no equity, no planned operations, and consequently only nominal projected value.

NOTE 12 - CAPITAL STOCK

Common Stock

Capital Contributions

During the nine months ended September 30, 2025 the Company’s controlling shareholder, Abundia Financial made capital contributions of $941,376 , these cash contributions were made to support the working capital need of the Company and were made prior to the completion of the Share Exchange.

ELOC Agreement

On July 10, 2025, the Company entered into the ELOC Agreement with an institutional investor (“ELOC Investor”), providing for a 24-month committed equity financing facility, pursuant to which the ELOC Investor has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $100,000,000 of Common Stock, subject to certain limitations set forth in the ELOC Agreement (the “Purchase Shares”).

The purchase price per share is equal to 96% of the lowest daily volume-weighted average price (“VWAP”) during a specified measurement period following each purchase notice. The Company may issue up to 10,000,000 shares of Common Stock (exclusive of the commitment shares issued pursuant to the ELOC agreement described below) under the ELOC, subject to a(i) 9.99% beneficial ownership cap, and (ii) a 19.99% exchange cap, unless shareholder approval is obtained or sales are made at or above the minimum price as defined by NYSE American rules.

As consideration for the ELOC investors commitment, the Company agreed to issue a total of 300,000 shares of Common Stock as a commitment fee, consisting of 156,000 shares of Common Stock issued at closing and 144,000 shares of Common Stock issued upon the effectiveness of the registration statement registering all shares of Common Stock issuable pursuant to the ELOC  (the “Commitment Shares”). The value of these shares at the time of issue was $3,342,000, this amount has been recognized in the income statement for the three and nine months ended September 30, 2025. The Company also entered into a registration rights agreement requiring it to file and maintain an effective resale registration statement for such shares issued under the ELOC.

The ELOC Agreement may be terminated by the Company at any time after commencement, provided the commitment fee and legal fees have been paid. The agreement automatically terminates upon the earlier of (i) full drawdown, (ii) expiration of the 24-month term, (iii) delisting, or (iv) bankruptcy events.

During the three and nine months ended September 30, 2025, the Company issued 236,149 shares of Common Stock under the ELOC Agreement, for total gross proceeds of $1,638,361.

The Company engaged Univest Securities LLC as placement agent and agreed to pay a cash fee equal to 1.5% of the gross funding amount for each drawdown.

Warrants

Bridge Loan Warrants

As part of the Share Exchange, the Company acquired a number of warrants that had been issued in conjunction with a bridge loan in HUSA. The Bridge Loan Warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 9,440 shares of common stock of the Company.

A summary of warrant activity and related information for 2025 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2025	9,440	$24.63
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2025	9,440	$24.63	$-
Exercisable at September 30, 2025	9,440	$24.63	$-

On June 6, 2025. the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of all outstanding shares of its common stock, $0.0001 par value per share (“Common Stock”). The number of warrants outstanding has been adjusted to reflect this stock split.

NOTE 13 – EARNINGS (LOSS) PER COMMON SHARE

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

The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

The Company analyzed the potential dilutive effect of all its agreements, however, for periods presented, the Company reported a net loss. As a result, all potentially dilutive securities, including those issued under the Convertible Note and ELOC agreements, were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,018,861)	(174,180)	$(9,072,436)	(1,899,069)

Effect of common stock equivalents	-		-
Net loss adjusted for common stock equivalents	$(7,018,861)	(174,180)	$(9,072,436)	(1,899,069)

Denominator:
Weighted average common shares - basic	33,995,899	31,778,032	33,995,899	31,778,032

Dilutive effect of common stock equivalents:
Options and warrants	-		-

Denominator:
Weighted average common shares - diluted	33,995,899	31,778,032	33,995,899	31,778,032

Loss per common share - basic	$(0.21)	(0.01)	$(0.27)	(0.06)

Loss per common share - diluted	$(0.21)	(0.01)	$(0.27)	(0.06)

For the three and nine months ended September 30, 2025 and 2024, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per common share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock warrants	9,440	9,440	9,440	9,440
ELOC shares issued	236,149	-	-	-
Total	245,589	9,440	9,440	9,440

NOTE 13 - SUBSEQUENT EVENTS

Issuance of Shares Pursuant to the ELOC

Since September 30, 2025, the Company issued 410,000 shares of Common Stock under the ELOC Agreement, for total gross proceeds of $2,287,609.

Debt Restructuring

Pursuant to an Assignment, Assumption and Release Agreement, dated November 12, 2025, one of the Company’s largest stockholders, BFH agreed to acquire $3,500,000 of the outstanding principle amount of the HUSA convertible note, dated July 10, 2025, originally used to finance the purchase of the Company’s Cedar Port property.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q of Houston American Energy Corp. (the “Company”) for the quarterly period ended September 30, 2025 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein, in our Quarterly Report on Form 10-Q of Houston American Energy Corp. (the “Company”) for the quarterly period ended June 30, 2025 (the “June Report”) and in our Form 10-K for the year ended December 31, 2024, as amended.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes regarding the Company and AGIG contained in Item 1 of Part 1 of this Form 10-Q and in the exhibits filed with the Company’s Current Report on Form 8-K/A, filed with the SEC on August 14, 2025, as well as the Risk Factors in Item 1A, the June Report and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2024.

Overview

In November 2024, the Company recruited a new management team to assist with its diversification and to explore opportunities to add to its portfolio by seeking out new opportunities in various parts of the energy sector, recognizing the growing demand for all forms of energy and untapped opportunities in oil and gas, renewable energy, and energy transition technologies.

On July 1, 2025, the Company acquired all of the outstanding units of AGIG. Prior to the Share Exchange, the Company previously operated as an independent oil and gas company, focusing on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties, with its principal properties and operations located in the U.S. Permian Basin and additional properties in the Louisiana U.S. Gulf Coast region. The Company intends to continue to maintain its legacy oil and gas assets as well as the AGIG business. The Company intends to pursue both businesses in order to keep its revenue streams diversified.

The Company now primarily operates as a technology solutions company in the recycling and renewable energy, environmental change, fuels and chemicals sectors. The Company, through AGIG, is focused on using waste products to decarbonize the energy, fuels and chemicals sector by providing renewable or recycled alternatives. AGIG uses a combination of proprietary, licensed and commercialized technologies to produce a complete process that turns waste plastics and biomass into crude or drop-in alternatives to fossil derived energy, fuels and chemicals. AGIG’s holistic approach has brought together the complete commercial chain with feedstocks, technology, a diverse management team, and world class off-take partners for the growing suite of products in place.

We, along with our partners, actively manage our resources through opportunistic acquisitions and divestitures where reserves can be identified, developed, monetized and financial resources redeployed with the objective of growing reserves, production and shareholder value.

Recent Developments

Sales Pursuant to the ELOC Agreement

Since September 30, 2025, the Company issued 410,000 shares of Common Stock under the ELOC Agreement, for total gross proceeds of $2,287,609.

Declassification of Board of Directors

On October 9, 2025, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, as amended (the “Certificate of Incorporation”), with the Secretary of State of the State of Delaware, pursuant to which the Certificate of Incorporation was amended to declassify the Company’s Board of Directors (the “Board”) so that all current and future members of the Board will be elected annually following the effectiveness of the Certificate of Amendment. On September 8, 2025, the Board approved an amendment (the “Bylaws Amendment”) to the Company’s amended and restated bylaws (the “Bylaws”) in order to make conforming changes to the Bylaws for the purpose of declassifying the Board. The Bylaws Amendment became effective on October 9, 2025.

Change in Accounting Firm

On October 2, 2025, the audit committee of the Company’s board of directors (the “Committee”) approved the dismissal of Baker Tilly US, LLP (“Baker Tilly”) and Marcum LLP as AGIG’s and the Company’s independent registered public accounting firms, and the Committee approved the engagement of CBIZ CPAs as the Company’s independent registered public accounting firm.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 3 for descriptions of the Company’s significant accounting policies. Certain of these accounting policies involve judgments and uncertainties to such an extent there is a reasonable likelihood materially different amounts would have been reported under different conditions, or if different assumptions had been used. These critical accounting estimates are reviewed on a regular basis. The Company believes the following discussions of critical accounting estimates address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

Acquisitions and Business Combinations

For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The consideration transferred for the acquired business is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Valuation of Warrants

Warrants are accounted in accordance with the guidance contained in ASC 815-40-15-7D. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Estimates used in Oil and Gas Reserves

Independent reserve engineers prepare the estimates of oil, NGL and natural gas reserves and associated future net cash flows on an annal basis. The SEC has defined proved reserves as the estimated quantities of oil, NGL and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating oil, NGL and natural gas reserves is complex, requiring significant judgment in the evaluation of available geological, geophysical, engineering and economic data. In general, our estimates of future reserve volumes are primarily based on historical production on a well-to-well or property-to-property basis. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective assumptions and variances in available data for various properties increase the likelihood of significant changes in these estimates.

Impairments of long-lived assets

Oil & Gas

The Company uses the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved.

Other Long-Lived Assets The Company reviews long-lived assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value.

Results of Operations

Revenue. The Oil and Gas segment generates revenue from oil and gas operations whereas Renewables is in pre-revenue stage, primarily incurring research and development and start-up costs associated with its development of scalable technologies for converting plastic and biomass waste into renewable fuels and chemicals. Total revenue from the oil and gas segment was $225,678 for the three and nine months ended September 30, 2025.

General and Administrative Expenses (excluding professional fees). General and administrative expense increased to $3,456,958 during the three months ended September 30, 2025 from $433,412 during the three months ended September 30, 2024, and increased to $5,419,727 during the nine months ended September 30, 2025, from $1,715,319, during the nine months ended September 30, 2024. The change in general and administrative expense was primarily attributable to fees related to the acquisition of AGIG, which subsequently occurred during the third quarter of 2025.

Other Income (Expense). Other income/expense, net, totaled ($96,505) during the three months ended September 30, 2025, compared to $280,114 during the three months ended September 30, 2024, and totaled $472,106 during the nine months ended September 30, 2025, compared to $1,392,050 during the nine months ended September 30, 2024. The change in other income/expense is primarily related to the reduction of grant income as 2025 progressed.

Financial Condition

Liquidity and Capital Resources. At September 30, 2025, we had a cash balance of $1,512,157 and working capital deficiency of $(3,789,451), compared to a cash balance of $525,809 and working capital deficiency of $(5,340,035) at December 31, 2024. This increase was primarily due to the issuance of common stock under the ELOC agreement to support the working capital.

The Company is pre-revenue and will not generate revenue from product sales unless and until we successfully construct and commission the plastics recycling facility. In addition, we will likely incur significant expenses related to engineering and design services, product sales, marketing, and distribution activities.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings and other sources, such as potential collaboration agreements, strategic alliances and product pre-sales. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

Cash Flows. Operating activities used $4,606,146 of cash during the nine months ended September 30, 2025, compared to cash used $1,823,786 during the nine months ended September 30, 2024. The change in operating cash flow was primarily attributable to professional fees related to the Share Exchange which was subsequently consummated during the third quarter of 2025.

Investing: Investing activities used $1,839,093 of cash during the nine months ended September 30, 2025, compared to $347,127 during the nine months ended September 30, 2024. The change in cash used for investing activities was primarily attributable to the purchase of land for future operations.

Financing: Financing activities raised $7,431,486 of funding during the nine months ended September 30, 2025, compared to none during the nine months ended September 30, 2024. The change in cash received from financing activities was primarily attributable to the HUSA convertible note.

Long-Term Liabilities. At September 30, 2025, we had long-term liabilities of $6,191,700, compared to $5,860,274 at December 31, 2024. This reflects the extension of the AGIG Convertible note to January 1, 2027 thereby extending its maturity beyond 1 year and leading to reclassification as long-term.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third-party obligations at September 30, 2025.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item, as we are a smaller reporting company.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2025 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation under the Committee of Sponsoring Organizations - COSO Framework, management concluded that our internal control over financial reporting was not effective with regard to the assessment of the formal control environment and control activities. as of September 30, 2025.

The Company has identified material weaknesses in its internal controls over financial reporting with regard to the assessment of the formal control environment and control activities.

In addition, the Company has identified a material weakness in its internal controls over financial reporting related to the accounting for significant and unusual transactions. These weaknesses could result in errors or misstatements in its financial statements, which may not be detected in a timely manner.

Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist. Additional time is required to complete our staffing, fully document our systems, implement control procedures, and test their operating effectiveness before we can conclude that we have fully remediated our material weaknesses.

Changes in Internal Control over Financial Reporting

The change in management following the completion of the Share Exchange has resulted in a change in the Company’s internal control, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company has appointed a Chief Financial Officer to assume the duties of the principal financial officer thereby bringing the appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company. In addition to this the management team and Board of the Company have been expanded which brings added oversight and governance.

PART II-OTHER INFORMATION

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Senior Secured Convertible Note, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.1	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2025).

10.2

Form of Common Stock Purchase Agreement, by and between the Company and the Investor, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.3

Form of Registration Rights Agreement, by and between the Company and the ELOC Investor, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.4

Form of Securities Purchase Agreement, by and between the Company and the Note Investor, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)

10.5

Form of Registration Rights Agreement, by and between the Company and the Note Investor, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)

10.6	Form of Security Agreement, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)

10.7	Form of Subsidiary Guarantee, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

HOUSTON AMERICAN ENERGY CORP.

Date: November 19, 2025	By:	/s/ Edward Gillespie
Edward Gillespie
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Lucie Harwood
Lucie Harwood
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

