Form 10-Q/A
period 2025-09-30
ABUNDIA GLOBAL IMPACT GROUP, INC.
filed 2026-02-06
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 1-32955

ABUNDIA GLOBAL IMPACT GROUP, INC.

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

ABUNDIA GLOBAL IMPACT GROUP, INC.

FORM 10-Q

EXPLANATORY NOTE

Abundia Global Impact Group, Inc. (f/k/a/ Houston American Energy Corp.) (together with its consolidated subsidiaries, as the context requires, the “Company,” “HUSA,” “we,” “us,” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (as amended, the “Quarterly Report on Form 10-Q/A”) to amend and restate the unaudited interim condensed consolidated financial statements as of September 30, 2025 and for the three months and nine months ended September 30, 2025, previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on November 19, 2025 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A also amends certain other items in the Original Form 10-Q, as listed in “Items Amended in this Quarterly Report on Form 10-Q/A” below. On February 6, 2026, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

BACKGROUND AND EFFECT OF RESTATEMENT

On February 2, 2026, the audit committee of the Company’s board of directors (the “Audit Committee” ), based on the recommendation of, and after consultation with, the Company’s management concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements for the quarter ended September 30, 2025 (the “Affected Financials”), and any reports, related earnings releases, investor presentations or similar communications for such periods should no longer be relied upon. The determination resulted from errors in the Affected Financials identified by the Company related to omitted non-cash transactions in the condensed consolidated statement of operations as defined and described in Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements to this Quarterly Report on Form 10-Q/A. The Company is restating the unaudited condensed consolidated financial statements and related information for the quarter ended September 30, 2025 in this Quarterly Report on Form 10-Q/A.

INTERNAL CONTROL CONSIDERATIONS

In connection with the restatement of the financial statements for the quarter ended September 30, 2025, the Company has concluded its disclosure controls and procedures as of September 30, 2025, remained ineffective due to the unremediated material weaknesses previously disclosed in Part I, Item 4 “Controls and Procedures” of the Original Form 10-Q, as well as the identification of an additional material weakness in internal control over financial reporting related to the errors described above. Please refer to Part I, Item 4 of this Form 10-Q/A.

ITEMS AMENDED IN THIS QUARTERLY REPORT ON FORM 10-Q/A

For the convenience of the reader, this Quarterly Report on Form 10-Q/A presents the Original Form 10-Q, amended and restated in its entirety, with modifications as necessary to reflect the effects of the restatement. No attempt has been made in this Quarterly Report on Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. The following items have been amended to reflect the restatement:

●	Part I: Item 1. “Financial Statements”
●	Part I: Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part I: Item 4. “Controls and Procedures”
●	Part II: Item 6: Exhibits

In addition, this Quarterly Report on Form 10-Q/A updates cross-references included herein and the signature page.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Quarterly Report on Form 10-Q/A new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date of this Quarterly Report on Form 10-Q/A (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Quarterly Report on Form 10-Q/A is presented as of the date of the Original Form 10-Q and does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q, and accordingly, does not reflect or purport to reflect any information or events occurring subsequent to November 19, 2025, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

The restatement is more fully described in Note 2 — Restatement of Previously Issued Financial Statements of the notes to the unaudited condensed consolidated financial statements included herein.

PART I -FINANCIAL INFORMATION

ITEM 1	Financial Statements

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (As restated) (Unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$1,512,157	$525,809
Accounts receivable - oil and gas sales	32,691	-
Government grant receivable	-	205,424
Prepaid expenses and other receivables	812,598	122,283
TOTAL CURRENT ASSETS	2,357,446	853,516

PROPERTY AND EQUIPMENT
Land	8,576,854	-
Other property and equipment, net	-	312
Oil and gas properties, full cost method
Costs subject to amortization	1,362,250	-
Accumulated depletion, depreciation, amortization, and impairment	(238,980)	-
Total	1,123,270	312
PROPERTY AND EQUIPMENT, NET	9,700,124	312

Refundable acquisition deposit	160,000	-
Capitalized patents	1,497,382	1,145,860
Deposits on license agreements	2,115,000	2,115,000
Other assets	15,452	-
Goodwill	12,986,150	-

TOTAL ASSETS	$28,831,554	$4,114,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,257,109	$279,537
HUSA convertible note payable	4,544,000	-
Note payable – related party	435,000	-
AGIG convertible note payable	-	5,860,274
Warrant liabilities	-	45,965
Other payables	111,644	7,775
TOTAL CURRENT LIABILITIES	6,347,753	6,193,551

LONG-TERM LIABILITIES
AGIG convertible note payable	6,159,452	-
Asset Retirement Obligation	32,248	-
TOTAL LONG-TERM LIABILITIES	6,191,700	-
TOTAL LIABILITIES	12,539,453	6,193,551

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Capital and reserves attributable to equity holders of the Company
Common stock, par value $0.001 per share; 300,000,000 shares authorized: 34,222,566 and 31,778,032 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	34,222	31,778
Accumulated other comprehensive loss	54,606	(16,377)
Additional paid-in capital	55,418,257	14,586,077
Accumulated deficit	(39,182,973)	(16,655,388)
Noncontrolling Interest in Consolidated Subsidiary	(32,011)	(24,953)
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	16,292,101	(2,078,863)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,831,554	$4,114,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (As restated)	2024	2025 (As restated)	2024

OIL AND GAS REVENUE	$225,678	-	$225,678	-

EXPENSES OF OPERATIONS
Lease operating expense and severance tax	112,644	-	112,644	-
General and administrative expense	16,642,135	433,412	18,604,904	1,715,319
Depreciation and depletion	40,027	-	40,027	-
Impairment of oil and gas properties	198,950	-	198,950	-
Issuance cost of derivative instruments	3,342,000	-	3,342,000	-
Research and development	-	111,311	724,406	1,600,956
Patent write-off	10,508	-	10,508	-
Total operating expenses	20,346,264	544,723	23,033,439	3,316,275

Loss from operations	(20,120,586)	(544,723)	(22,807,761)	(3,316,275)

OTHER INCOME, NET
Interest expense	(194,739)	(100,822)	(393,095)	(300,274)
Interest income	10,907	50,000	10,907	150,000
Loss from extinguishment of debt	(105,644)	-	(105,644)	-
Grant income	-	340,546	737,811	2,340,359
Change in fair value of warrant liability	-	(6,204)	45,965	(809,602)
Foreign currency gain (loss)	1,041	(3,406)	(15,768)	11,567
Total other income (loss)	(288,435)	280,114	280,176	1,392,050

Net loss before taxes	(20,409,021)	(264,609)	(22,527,585)	(1,924,225)

Income tax expense	-	-	-	-

Net loss	$(20,409,021)	(264,609)	$(22,527,585)	(1,924,225)
Net loss /(income) attributable to noncontrolling interest	2,920	(17,195)	7,058	(25,990)
Net loss attributable to AGIG	(20,406,101)	(281,804)	(22,520,527)	(1,950,215)

Foreign currency translation gain	10,131	107,624	70,983	51,146

Comprehensive loss	(20,398,890)	(156,985)	(22,456,602)	(1,873,079)
Comprehensive loss/(income) attributable to noncontrolling interest	2,920	(17,195)	7,058	(25,990)
Comprehensive loss attributable to AGIG	(20,395,970)	(174,180)	(22,449,544)	(1,899,069)

Basic and diluted loss per common share	$(0.60)	(0.01)	$(0.66)	(0.06)

Basic and diluted weighted average number of common shares outstanding	33,995,899	31,778,032	33,995,899	31,778,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Loss	Interest	Total

Balance at December 31, 2024*	31,778,032	$31,778	$14,586,077	$(16,655,388)	$(16,377)	$(24,953)	$(2,078,863)
Foreign currency translation	-	-	-	-	(12,154)	-	(12,154)
Capital contributions	-	-	500,000	-	-	-	500,000
Net loss	-	-	-	(1,011,161)	-	549	(1,010,612)
Balance at March 30, 2025*	31,778,032	31,778	15,086,077	(17,666,549)	(28,531)	(24,404)	(2,601,629)
Foreign currency translation	-	-	-	-	73,006	-	73,006
Capital contributions	-	-	441,375	-	-	-	441,375
Net loss	-	-	-	(1,110,323)	-	(4,687)	(1,115,010)
Balance at June 30, 2025*	31,778,032	31,778	15,527,452	(18,776,872)	44,475	(29,091)	(3,202,258)
ELOC stock issuance	236,149	236	1,638,362				1,638,598
Commitment shares issued	300,000	300	3,342,000				3,342,300
Reverse acquisition - HUSA	1,908,385	1,908	21,734,192				21,736,100
Foreign currency translation					10,131		10,131
Share based payments			786,000				786,000
Capital contributions			12,390,251				12,390,251
Net Loss				(20,406,101)		(2,920)	(20,409,021)
Balance at September 30, 2025* (As restated)	34,222,566	34,222	55,418,257	(39,182,973)	54,606	(32,011)	16,292,101

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Loss	Interest	Total

Balance at December 31, 2023	31,778,032	$31,778	$12,190,977	$(13,047,039)	$-	$(11,354)	$(835,638)
Foreign currency translation	-	-	-	-	260,601	-	260,601
Capital contributions	-	-	2,100,000	-	-	-	2,100,000
Net loss	-	-	-	(1,919,033)	-	(137,291)	(2,056,324)
Balance at March 30, 2024	31,778,032	31,778	14,290,977	(14,966,072)	260,601	(148,685)	(531,361)
Foreign currency translation	-	-	-	-	(317,079)	-	(317,079)
Capital contributions	-	-	-	-	-	-	-
Net loss	-	-	-	250,622	-	146,086	396,708
Balance at June 30, 2024	31,778,032	31,778	14,290,977	(14,715,450)	(56,478)	(2,559)	(451,732)
Foreign currency translation					107,624		107,624
Capital contributions
Net Loss				(281,804)		17,195	(264,609)
Balance at September 30, 2024	31,778,032	31,778	14,290,977	(14,997,254)	51,146	14,636	(608,717)

*	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 6 – Acquisition.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	For the Nine Months Ended September 30,
	2025 (As restated)	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,527,585)	$(1,924,225)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation, depletion and amortization	55,337	7,676
Share exchange success fee	12,390,251	-
Loss from extinguishment of debt	41,237	-
Amortization of debt discount	86,286	-
Share based payments	786,000	-
Impairment of oil and gas properties	198,950	-
Patent cost write off	10,508
Accrued interest	299,041	-
Change in fair value of warrant liability	(45,965)	809,602
Issuance costs of derivative instruments	3,342,300	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	215	-
Decrease in government grant receivable	276,407	(289,400)
Increase in prepaid expenses and other current assets	(368,689)	(144,075)
Increase in other assets	(11,974)	-
Increase in other payables	84,288	152
Increase in accounts payable and accrued expenses	777,248	167,630
Net cash (used in) operating activities	(4,606,145)	(1,372,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable - related party		(400,000)
Payment related to patent application costs	(377,337)	(347,127)
Land acquisition	(8,414,670)	-
Cash acquired in Share Exchange	6,952,914	-
Net cash (used in) investing activities	(1,839,093)	(747,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	941,375	2,100,000
Proceeds from issuance of convertible note	5,000,000
Cash received from ELOC draw downs	1,638,597
HUSA Convertible Note repayments	(583,386)
Note payable – related party	435,000
Net cash provided by financing activities	7,431,586	2,100,000

Increase in cash	986,348	(19,767)
Cash, beginning of period	525,809	390,324
Cash, end of period	$1,512,157	$370,557

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets assumed in Share Exchange	$14,791,697	-
Issuance costs from derivative instruments	$(3,342,300)	-
Non-cash shareholder contributions	$12,390,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

On July 1, 2025, Abundia Global Impact Group, Inc.(f.k.a. Houston American Energy Corp.), a Delaware corporation (the “Company”), acquired all of the outstanding units of Abundia Global Impact Group, LLC, a Delaware limited liability company (“AGIG”), as described below (the “Share Exchange”). Prior to such transaction, the Company operated as an independent oil and gas company, which had previously focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties, with its principal properties and operations located in the U.S. Permian Basin and additional properties in the Louisiana U.S. Gulf Coast region. The Company intends to continue to maintain its legacy oil and gas assets as well as the AGIG business. The Company intends to pursue both businesses in order to keep its revenue streams diversified.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements to correct an error related to the accounting for the success fee incurred in connection with the reverse acquisition described in Note 6 – ACQUISITION,.

Acquisition-related expenses

In connection with the reverse acquisition, the Company incurred $13.1 million of acquisition-related costs. This amount includes a $12.4 million success fee that was paid on the Company’s behalf by a shareholder, Abundia Financial (as defined below), using shares of the Company’s common stock that Abundia Financial owned. The notes to the previously issued financial statements accurately disclosed the nature and total amount of acquisition-related costs, including the success fee; however, the related amounts were not recognized in the primary financial statements. Because the success fee represents share-based compensation transferred to the service provider, the Company should have recorded a capital contribution from Abundia Financial and the corresponding acquisition-related expense. As a result, additional paid-in capital and general and administrative expenses were understated for the affected period.

Additionally, the Company corrected certain items that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements as of September 30, 2025. These items primarily relate to amortization of debt discount and other payables misclassifications as well as two casting errors identified in the equity statement. These items impact General and administrative cost in the income statement, with a corresponding impact on the balance sheet and statement of changes in shareholders equity. These changes do not have any cash impact . As a result, the Company is restating the unaudited consolidated financial statements of the Company for the fiscal quarter ended September 30, 2025.

Restatement Impact

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed consolidated balance sheet as of September 30, 2025:

	As of September 30, 2025
	As Reported	Adjustment	As Restated
Liabilities
HUSA convertible note payable	4,416,477	127,523	4,544,000
Other payables	38,311	73,333	111,644
Shareholders’ Equity
Additional paid-in capital	42,242,006	13,176,251	55,418,257
Accumulated deficit	(25,805,866)	(13,377,107)	(39,182,973)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	As Reported	Adjustment	As Restated
General and administrative expense	3,456,958	13,185,177	16,642,135
Interest expense	(108,453)	(86,286)	(194,739)
Loss from extinguishment of debt	-	(105,644)	(105,644)
Net loss	(7,031,914)	(13,377,107)	(20,409,021)
Net loss attributable to noncontrolling interest	2,922	(2)	2,920
Basic and diluted EPS	(0.21)	(0.39)	(0.60)

	Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustment	As Adjusted
General and administrative expense	5,419,727	13,185,177	18,604,904
Interest expense	(306,809)	(86,206)	(393,095)
Loss from extinguishment of debt	-	(105,644)	(105,644)
Net loss	(9,150,478)	(13,377,107)	(22,527,585)
Net loss attributable to noncontrolling interest	7,059	(1)	7,058
Basic and diluted EPS	(0.27)	(0.39)	(0.66)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed consolidated statements of cash flows for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustment	As Adjusted
Operating activities
Net loss	(9,150,478)	(13,377,107)	(22,527,585)
Non-cash success fee	-	12,390,251	12,390,251
Loss from extinguishment of debt	-	41,237	41,237
Amortization of debt discount	-	86,286	86,286
Share based payments	-	786,000	786,000
Increase in other payables	10,955	73,333	84,288
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash shareholder contributions	-	12,390,251	12,390,251

	Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustment	As Adjusted
Common stock	34,222	-	34,222
Accumulated other comprehensive loss	54,606	-	54,606
Additional paid-in capital	42,242,006	13,176,251	55,418,257
Accumulated deficit	(25,805,866)	(13,377,107)	(39,182,973)
Total AGIG shareholder’s equity	16,524,968	(200,856)	16,324,112

Only financial statement line items affected by the correction are presented above; all other amounts were previously reported and remain unchanged.

The restatement also impacted Note 11 – Debt and Note 13 – Capital Stock.

NOTE 3 – GOING CONCERN (AS RESTATED)

The Company’s financial statements are prepared following accounting principles generally accepted in the United States of America, (“GAAP”) which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $39.2 million as of September 30, 2025. For the three and nine months ended September 30, 2025, The Company’s legacy HUSA business generated $225,678 from oil and gas related activities, and AGIG received grant income of $737,811. The term of Company’s grant ended effective March 31, 2025, and no further grant income is anticipated at this time. For the nine months ended September 30, 2025, the Company reported a net loss of $22.5 million and negative working capital of $4.0 million. No assurances can be given that the Company’s share price or that the volume of shares traded will be sufficient for the Company to be able to draw down sufficient funds under its ELOC Agreement to fund the Company’s working capital needs to implement its business plan. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are available to be issued.

NOTE 4 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

See the discussion of the Share Exchange Agreement at Note 6 – Acquisition. These unaudited condensed consolidated financial statements should be read in conjunction with AGIG’s audited consolidated financial statements and footnotes for the year ended December 31, 2024, which are included as exhibits to the Company’s Current Report on Form 8-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2025.

Consolidation

The accompanying unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Segment Reporting

Following the Share Exchange, management reassessed the Company’s chief operating decision maker (“CODM”) and its segment reporting units. Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments are defined as components of an entity for which separate discrete information is available for evaluation by the CODM, or decision-making group, in deciding how to allocate resources and assess performance. Based on this guidance, the Company’s segment structure now reflects the Company’s two operating and reporting segments; legacy oil and gas (“O&G”) operations and its newly added emerging renewables initiatives (“Renewables”). See Note 7 – Segment Reporting.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our shares of common stock and all other voting equity securities, including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 11 - Debt, for details of related party transactions during the three and nine months ended September 30, 2025, and 2024.

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

Commitment shares issued in connection with the ELOC are accounted for as an issuance of equity in accordance with ASC 505, Equity and treated as a day one expense as prescribed by ASC 825. Transaction costs related to the ELOC, are expensed as incurred in accordance with ASC 825, Financial Instruments. See Note 13 – Capital Stock for further details.

Convertible Notes

The Company has evaluated the accounting treatment for the Convertible Note issued (as defined in Note 11 - Debt) and concluded that they do not meet the criteria for classification as an ASC 480 liability. Management classified the Convertible Notes as current and non-current liabilities on the balance sheet upon issuance, measured at their carrying amounts.

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

Issuance costs and any lender fees will be presented as a reduction to the carrying balance of the Convertible Notes and amortized over their expected life, which corresponds to the contractual term. See Note 11 – Debt below for further details.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive. See Note 14- Earnings (Loss) Per Share Common Share

Income Taxes

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

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2025 or 2024. The oil and gas revenues for legacy HUSA from July 1, 2025 were included in the statement of operations. See Note 6 – Acquisition.

NOTE 6 – ACQUISITION (AS RESTATED)

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

The Company incurred $13.1 million of acquisition-related expenses related to the transaction during the three and nine months ended September 30, 2025, which are included in general and administrative expense.

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

The following unaudited pro forma financial information presents the combined results of operations for the Company and AGIG for the three and nine months ended September 30, 2025, and 2024, respectively. The unaudited condensed consolidated pro forma results of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Revenue	$225,678	$130,239	$438,580	$393,729
Net loss	$(20,373,907)	$(7,117,486)	$(22,527,585)	$(19,979,915)

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

NOTE 7 – SEGMENT REPORTING (AS RESTATED)

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

	Three Months Ended September 30, 2025 (As restated)
	O&G	Renewables	Total
Revenue	$225,678	$-	$225,678

Segment expense:
General and administrative expenses	-	16,642,135	16,642,135
Research and development costs	-
Operating lease expense and severance tax	112,644	-	112,644
Adjusted segment operating loss/(income)	(113,034)	16,642,135	16,529,101

Reconciliation of “Adjusted segment operating loss” to “Loss before income taxes”
Depreciation and amortization	40,027	-	40,027
Grant income	-	-	-
Interest income	-	(10,907)	(10,907)
Changes in fair value of warrant liability	-	-	-
Other expense	198,950	10,508	209,458
Foreign currency adjustment	-	(1,041)	(1,041)
Interest expense	-	194,739	194,739
Loss on extinguishment of debt	-	105,644	105,644
Issuance of Commitment Shares for Convertible Note	-	3,342,000	3,342,000
Loss before income taxes	$125,943	$20,283,078	$20,409,021

	Nine Months Ended September 30, 2025 (As restated)
	O&G	Renewables	Total
Revenue	$225,678	$-	$225,678

Segment expense:
General and administrative expenses	-	18,604,904	18,604,904
Research and development costs	-	724,406	724,406
Operating lease expense and Severance Tax	112,644		112,644
Adjusted segment operating loss/(income)	(113,034)	19,329,310	19,216,276

Reconciliation of “Adjusted segment operating loss” to “Loss before income taxes”
Depreciation and amortization	40,027	-	40,027
Grant income	-	(737,811)	(737,811)
Interest income	-	(10,907)	(10,907)
Changes in fair value of warrant liability	-	(45,965)	(45,965)
Other expense	198,950	10,508	209,458
Foreign currency adjustment	-	15,768	15,768
Interest expense	-	393,095	393,095
Loss on extinguishment of debt	-	105,644	105,644
Issuance of Commitment Shares for Convertible Note		3,342,000	3,342,000
Loss before income taxes	$125,943	$22,401,642	$22,527,585

	Three Months Ended September 30, 2024
	O&G	Renewables	Total
Revenue	$-	$-	$-

Segment expense:
General and administrative expenses	-	436,817	436,817
Research and development costs	-	111,311	111,311
Adjusted segment operating loss	-	548,128	548,128

Reconciliation of “Adjusted segment operating loss” to “Profit before income taxes”
Operating lease expense and Severance Tax	-	-	-
Depreciation and amortization	-	-	-
Grant income	-	(340,546)	(340,546)
Interest income	-	(50,000)	(50,000)
Changes in fair value of warrant liability	-	6,204	6,204
Other expense	-	-	-
Foreign currency adjustment	-	(107,624)	(107,624)
Interest expense	-	100,822	100,822
Loss/(Profit) before income taxes	$-	$156,984	$156,984

	Nine Months Ended September 30, 2024
	O&G	Renewables	Total
Revenue	$-	$-	$-
Segment expense:
General and administrative expenses	-	1,703,752	1,703,752
Research and development costs	-	1,600,956	1,600,956
Adjusted segment operating loss	-	3,304,708	3,304,708

Reconciliation of “Adjusted segment operating loss” to “Loss before income taxes”
Operating lease expense and Severance Tax	-	-	-
Depreciation and amortization	-	-	-
Grant income	-	(2,340,359)	(2,340,359)
Interest income	-	(150,000)	(150,000)
Changes in fair value of warrant liability	-	809,602	809,602
Other expense	-	-	-
Foreign currency adjustment	-	(51,146)	(51,146)
Interest expense	-	300,274	300,274
Loss before income taxes	$-	$1,873,079	$1,873,079

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
O&G	$40,027	$-	$40,027	$-
Renewables	-	-	-	-
Consolidated depreciation expense	$40,027	$-	$40,027	$-

	As of September 30, 2025	As of December 31, 2024
Assets:
O&G	$1,123,270	$-
Renewables	27,708,284	4,114,688
Total assets of reportable segments	$28,831,554	$4,114,688

NOTE 8 - OIL AND GAS PROPERTIES

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

NOTE 9 – LAND

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

NOTE 10 – PATENTS & LICENSES

AGIG, has applied for a number of patents relating to its proposed business plan through its subsidiaries Abundia-Biomass-to-Liquids Limited and Abundia Plastics Europe Limited. During the three and nine months ended September 30, 2025 and 2024, the Company recognized amortization expense in respect of granted patents of $5,492 and $2,258 and $15,307 and $6,775 respectively.

NOTE 11 – DEBT (AS RESTATED)

	September 30,	December 31,
DEBT DUE WITHIN 1 YEAR	2025 (As restated)	2024
AGIG convertible note payable	$-	$5,000,000
Accrued interest on AGIG convertible note payable	-	860,274
Notes payable – related party	435,000	-
HUSA Convertible note payable	4,544,000	-
	$4,979,000	$5,860,274

DEBT DUE GREATER THAN 1 YEAR

AGIG convertible note payable	$5,000,000	$-
Accrued interest on AGIG convertible note payable	1,159,452	-
	$6,159,452	$-
TOTAL DEBT	$11,138,452	5,860,274

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

During the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.3 million and $0.5 million, respectively. These amounts include $0.1 million related to the loss from extinguishment of debt and $0.1 million from the amortization of the debt discount and issuance costs. As of September 30, 2025, the balance of the outstanding HUSA Convertible Note was $4.5 million, and the unamortized debt discount balance was $0.3 million. As of September 30, 2025, the effective annual interest yield was 15.02%.

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

NOTE 12 – WARRANT LIABILITIES

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

NOTE 13 - CAPITAL STOCK (AS RESTATED)

Common Stock

Capital Contributions

During the nine months ended September 30, 2025 the Company’s controlling shareholder, Abundia Financial made capital contributions of $941,376 , these cash contributions were made to support the working capital need of the Company and were made prior to the completion of the Share Exchange.

In connection with the reverse acquisition described in Note 6 – ACQUISITION, the Company incurred a success fee of $12.4 million. This fee was paid by Abundia Financial using shares of the Company’s common stock that Abundia Financial owned and is therefore treated as a capital contribution.

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

Stock Based Compensation

Share awards

Effective June 27, 2025, the HUSA Board of Directors approved the issuance of 120,000 shares of common stock to the legacy executive officers, directors and employees of HUSA, subject to shareholder approval. Effective September 8, 2025, the share issuance was approved by written consent of the Company’s controlling shareholder and the Company recognized stock compensation of $786,000 based the Company closing share price of $6.55 at the date of approval. These shares were issued in January 2026.

Restricted Stock / Option Awards

Effective August 1, 2025, the Board authorized the issuance of $80,000 of restricted stock or options awards to 4 directors as part of their annual compensation and a further $60,000 of restricted stock or options awards to 2 of these 4 directors as a signing on fee. The restricted stock or options awards were to vest over a 12-month period and were subject to the approval of the Company’s Long-Term Incentive Plan (“LTIP”). As the approval of the LTIP by the Company’s controlling shareholder was considered to be perfunctory, the Company began recognizing the compensation expense associated with these awards over their 12-month vesting period on a straight-line basis commencing August 1, 2025. As of September 30, 2025, stock compensation of $73,333 had been recognized in respect of these restricted stock or options awards and there was a balance of $366,667 unvested stock compensation to be recognized through July 31, 2026.

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

NOTE 14 – EARNINGS (LOSS) PER COMMON SHARE (AS RESTATED)

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

The calculation of earnings (loss) per common share for the periods indicated below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (As restated)	2024	2025 (As restated)	2024
Numerator:
Net loss	$(20,398,890)	(174,180)	$(22,456,602)	(1,899,069)

Effect of common stock equivalents	-		-
Net loss adjusted for common stock equivalents	$(20,398,890)	(174,180)	$(22,456,602)	(1,899,069)

Denominator:
Weighted average common shares - basic	33,995,899	31,778,032	33,995,899	31,778,032

Dilutive effect of common stock equivalents:
Options and warrants	-		-

Denominator:
Weighted average common shares - diluted	33,995,899	31,778,032	33,995,899	31,778,032

Loss per common share - basic & diluted	$(0.60)	(0.01)	$(0.66)	(0.06)

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

NOTE 15 - SUBSEQUENT EVENTS

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

Forward-Looking Information

This Quarterly Report on Form 10-Q of Abundia Global Impact Group, Inc. (the “Company”) for the quarterly period ended September 30, 2025 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein, in our Quarterly Report on Form 10-Q of Abundia Global Impact Group, Inc. (the “Company”) for the quarterly period ended June 30, 2025 (the “June Report”) and in our Form 10-K for the year ended December 31, 2024, as amended.

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

Results of Operations (As Restated)

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

General and Administrative Expenses (including professional fees). General and administrative expense increased to $16,642,135 during the three months ended September 30, 2025 from $433,412 during the three months ended September 30, 2024, and increased to $18,604,904 during the nine months ended September 30, 2025, from $1,715,319, during the nine months ended September 30, 2024. The change in general and administrative expense was primarily attributable to fees related to the acquisition of AGIG, which subsequently occurred during the third quarter of 2025.

Other Income (Expense). Other income/expense, net, totaled ($288,435) during the three months ended September 30, 2025, compared to $280,114 during the three months ended September 30, 2024, and totaled $280,176 during the nine months ended September 30, 2025, compared to $1,392,050 during the nine months ended September 30, 2024. The change in other income/expense is primarily related to the reduction of grant income as 2025 progressed.

Financial Condition (As Restated)

Liquidity and Capital Resources. At September 30, 2025, we had a cash balance of $1,512,157 and working capital deficiency of ($3,990,307) compared to a cash balance of $525,809 and working capital deficiency of $(5,340,035) at December 31, 2024. This increase was primarily due to the issuance of common stock under the ELOC agreement to support the working capital.

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

Cash Flows. Operating activities used $4,606,145 of cash during the nine months ended September 30, 2025, compared to cash used $1,823,786 during the nine months ended September 30, 2024. The change in operating cash flow was primarily attributable to professional fees related to the Share Exchange which was consummated during the third quarter of 2025.

Investing: Investing activities used $1,839,093 of cash during the nine months ended September 30, 2025, compared to $347,127 during the nine months ended September 30, 2024. The change in cash used for investing activities was primarily attributable to the purchase of land for future operations.

Financing: Financing activities raised $7,431,586 of funding during the nine months ended September 30, 2025, compared to none during the nine months ended September 30, 2024. The change in cash received from financing activities was primarily attributable to the HUSA convertible note.

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

In addition, the Company has identified a material weakness in its internal controls over financial reporting related to the accounting for significant and unusual transactions. These weaknesses have contributed to the errors and misstatements identified and restated in these financial statements.

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

10.6	Form of Security Agreement, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)

10.7	Form of Subsidiary Guarantee, dated July 10, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ABUNDIA GLOBAL IMPACT GROUP, INC.

Date: February 6, 2026	By:	/s/ Edward Gillespie
Edward Gillespie
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2026	By:	/s/ Lucie Harwood
Lucie Harwood
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

