Form 10-K
period 2025-12-31
ABUNDIA GLOBAL IMPACT GROUP, INC.
filed 2026-03-23
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File No. 001-32955

ABUNDIA GLOBAL IMPACT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0675953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Post Oak Blvd, Suite 1305

Houston, Texas 77056

(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code: (713) 322-8818

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AGIG	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025 (the last business day of the second quarter of the registrant’s most recently completed fiscal year), based on the closing price of the registrant’s common stock on that date, was $17,898,445. Shares of common stock held by each executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock on such date have been excluded from this computation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March  19, 2026 was 43,720,999.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of its stockholders (to be filed with the United States Securities and Exchange Commission (“SEC”) under Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year) will be, upon filing, incorporated by reference into Part III of this Annual Report on Form 10-K for the registrant’s fiscal year ended December 31, 2025.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended December 31, 2025 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions.

These forwarding-looking statements include, without limitation, statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our activities and results in the recycling and renewable energy sector and the oil and gas sector, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our strategy, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. Many of those factors are outside of our control and these forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from expected and historical results. See “Item 1A. Risk Factors” of this Report for a discussion of such risks and uncertainties. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. Except to the extent required by law, we undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this Report.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

As used in this Report, unless the context otherwise requires, the terms “we”, “our”, “us”, “the Company” and “AGIG” refer to Abundia Global Impact Group, Inc., a Delaware corporation.

PART I

Item 1.	Business

General

On July 1, 2025, Abundia Global Impact Group, Inc. (formerly Houston American Energy Corp.), a Delaware corporation (“AGIG”, the “Company,” “we,” “us,” or “our”), acquired all of the outstanding units of Abundia Global Impact Group LLC (“AGIG LLC”) through a share exchange transaction. Prior to the transaction, the Company, as Houston American Energy Corp. (“HUSA”), operated as a small independent oil and gas company focused on the exploration and production of crude oil and natural gas primarily in the Permian Basin and the U.S. Gulf Coast region.

For accounting purposes, the Share Exchange is treated as a reverse acquisition, with AGIG as the surviving entity. As such, the historical financial statements of the accounting acquirer, AGIG, became the historical consolidated financial statements of the Company.

Following the transaction, the Company now primarily operates as a low carbon energy solutions company through AGIG LLC. The Company also continues to hold its legacy oil and gas assets, which remain in operation and generate revenue. The legacy oil and gas business is reported as a separate operating segment and is not considered material to the Company’s ongoing operations. The Company does not intend to allocate additional capital or management resources to the legacy oil and gas assets beyond what is required for compliance, reporting and maintenance of existing operations.

Low-Carbon Energy Business

The Company, through AGIG LLC, is engaged in the development and commercialization of low carbon fuels and renewable chemical products derived from waste plastics and biomass feedstocks. The Company’s business model is focused on utilizing licensed and proprietary process technologies to convert waste materials into hydrocarbon products that are compatible with existing refining, distribution, and end user infrastructure.

The Company is in the development and precommercial stage and has not yet commenced sustained commercial scale production. The Company’s ability to achieve commercial operations is dependent on, among other things, securing additional capital, completing engineering and permitting, constructing production facilities, and successfully commissioning planned operations.

Products and End Markets

The Company intends to produce renewable and low carbon products for established fuel and chemical markets, including:

●	renewable diesel, including ultra low sulfur diesel and low carbon marine fuels;

●	sustainable aviation fuel; and

●	renewable naphtha and other chemical feedstocks.

The Company’s products are designed to be “drop-in” compatible with conventional fuels and chemical infrastructure, subject to regulatory approvals and product qualification requirements. Final product offerings and sales volumes will depend on successful facility development, feedstock availability, regulatory approvals, and customer demand.

Technology Platform

Feedstock Conversion

The Company’s technology platforms are designed to process two principal waste feedstocks:

●	waste plastics, utilizing licensed continuous pyrolysis technologies that convert mixed plastic waste into refinery grade intermediate products; and

●	biomass, utilizing fast pyrolysis technologies that convert biomass feedstocks into bio-oil suitable for further upgrading.

These technologies are licensed from third parties and have been demonstrated at various commercial or pilot scale facilities operated by licensors or partners.

Upgrading and Refining

Intermediate products produced through pyrolysis are intended to be upgraded through hydrotreating and related processes to achieve finished fuel and chemical specifications. The Company utilizes a combination of internally developed processes and third-party licensed upgrading technologies. Ongoing pilot scale testing and product validation activities are required prior to full commercial deployment.

Modular Facility Design

The Company’s facilities are designed around standardized, modular units intended to support phased construction and potential replication. While management believes this approach may improve capital efficiency and scalability, no assurance can be given that such benefits will be achieved.

Facilities

Cedar Port Renewable Energy Complex

In July 2025, the Company acquired a 25-acre industrial site located within the Cedar Port Industrial Park in Baytown, Texas. The site is intended to serve as the Company’s primary development and operational hub and includes planned waste plastics to fuels and chemicals production capacity and an innovation and technology development center.

The site is located within the U.S. Gulf Coast energy corridor and offers access to existing marine, rail, pipeline and roadway infrastructure. The Company expects to require additional construction, permitting and capital investment prior to commencing commercial operations at the site.

Commercialization and Development Status

As of December 31, 2025, the Company remained in the development stage. Key activities completed or underway include:

●	acquisition of the Cedar Port site and commencement of site development activities;

●	entry into technology licensing and service agreements;

●	advancement of engineering, design, and permitting activities for an initial waste plastics to fuels and chemicals facility; and

●	pilot scale testing and validation of upgrading pathways.

The Company expects to continue to incur operating losses and capital expenditures as it advances development efforts. There can be no assurance that the Company will achieve commercial production or profitability.

Marketing

At December 31, 2025, we had contractual agreements in place in Europe to sell crude pyrolysis oil derived from plastics produced from our first future site in Europe. We intend to market our products to fuel distributors, refiners, airlines, marine fuel customers and chemical manufacturers. Commercial sales are expected to depend on successful facility completion, product qualification and regulatory compliance.

We had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Human Capital

As of December 31, 2025, we had two full-time employees and no part-time employees. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements.

Competition

The waste to liquid fuel market is relatively new and competition is still developing. Large early-stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. In addition, there are multiple competitors worldwide with limited funding, which could cause poor experiences, hampering overall adoption or trust in any particular provider.

Furthermore, our current or potential competitors may be acquired by third parties with greater available resources. As a result, competitors may be able to respond more quickly and effectively than the Company to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.

New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put us at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of our current or future target markets, which could create price pressure. In light of these factors, even if our offerings are more effective and of higher quality than those of its competitors, current or potential customers may accept our competitors’ solutions. If the Company fails to adapt to changing market conditions or fails to continue to compete successfully with current or new competitors, our growth will be limited, which would adversely affect business and results of operations.

Regulatory Matters

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

Environmental, health and safety regulations applicable to our planned facility in Baytown, Texas are administered through a combination of federal, state and local regulatory programs and may also be enforced through private rights of action. Our operations are expected to be subject to extensive and evolving requirements under, among others, the Clean Air Act (“CAA”), the Clean Water Act (“CWA”), the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Toxic Substances Control Act (“TSCA”), and the Emergency Planning and Community Right-to-Know Act (“EPCRA”), as well as implementing regulations and comparable state and local requirements. These laws and regulations govern, among other things, air emissions; wastewater and stormwater discharges; spill prevention and response; the generation, storage, characterization, transport and disposal of solid and hazardous wastes; chemical management, reporting and community right-to-know obligations; and investigation and remediation of contaminated sites.

In Texas, the Texas Commission on Environmental Quality is the primary agency responsible for implementing and enforcing key air and water quality programs, including the issuance of air authorizations and permits and the administration of certain water discharge and industrial stormwater requirements. The Baytown facility is expected to be located within the Houston-Galveston-Brazoria ozone severe nonattainment area, which can impose more stringent permitting and control obligations than would apply in an attainment area. We are designing the facility with the objective of operating as a minor source for purposes of air permitting (i.e., maintaining potential emissions below thresholds that would otherwise trigger more stringent major source and operating permit requirements). Despite this design intent, final permitting applicability and source classification will depend on, among other things, final equipment selection and configuration, enforceable permit limits, operating parameters, aggregation of emission units, and applicable regulatory interpretations. If our actual or potential emissions, as ultimately authorized, were to exceed applicable thresholds, or if regulators were to require different assumptions or controls, we could become subject to additional permitting, control, monitoring and reporting requirements, which could increase costs, delay startup, or impose operational constraints.

We also expect to be subject to federal and state spill prevention and response requirements. For example, depending on the type and quantity of oil stored on site and site-specific conditions, we may be required to prepare, maintain and implement a Spill Prevention, Control, and Countermeasure plan designed to prevent discharges of oil into navigable waters or adjoining shorelines.

Compliance with environmental and related regulatory requirements may require significant capital expenditures and operating costs, including costs associated with engineering controls, monitoring, recordkeeping, reporting, training, inspections, and waste management. These laws and regulations may impose substantial liabilities for noncompliance and for any contamination resulting from our operations, including administrative, civil or criminal penalties, injunctive relief, permit modification, suspension or revocation, and requirements to investigate and remediate contamination. In addition, certain environmental statutes provide for citizen suits and other private rights of action, which could result in litigation, delay, or additional compliance costs. Changes in environmental laws and regulations, evolving interpretations and enforcement practices, the timing and outcome of permitting processes, and the availability and cost of compliance measures are subject to uncertainty and could be material to our business, results of operations, cash flows and financial condition.

The environmental laws and regulations applicable to our U.S. operations include, among others, the following United States federal laws and regulations:

●	CAA, and its amendments, which govern air emissions;

●	CWA, which governs discharges into waters of the United States;

●	CERCLA, which imposes liability where hazardous releases have occurred or are threatened to occur (commonly known as “Superfund”);

●	RCRA, which governs the management of solid waste;

●	Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;

●	EPCRA, which requires reporting of toxic chemical inventories;

●	Safe Drinking Water Act, which governs the underground injection and disposal of wastewater; and

●	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

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

Climate Change Legislation and Greenhouse Gas Regulation

Federal, state and local laws and regulations continue to address concerns about the environmental and climatic effects of greenhouse gas (“GHG”) emissions. These effects are widely referred to as “climate change.” Historically, following its December 2009 endangerment finding regarding GHG emissions, the Environmental Protection Agency (the “EPA”) began regulating sources of GHG emissions under the federal CAA, including through reporting, permitting, and technology-based requirements applicable to stationary sources. On August 1, 2025, the EPA published a proposed rule to rescind the 2009 greenhouse gas endangerment finding which concluded that greenhouse gases endanger public health and welfare. On February 12, 2026, the EPA finalized a rule rescinding the 2009 endangerment finding, which had served as the legal basis for regulating GHG emissions from new motor vehicles and engines under CAA Section 202(a). With the rescission, the EPA no longer has statutory authority to prescribe federal GHG emission standards for motor vehicles, and all such standards have been repealed. The rescission does not, however, directly alter existing GHG-related permitting or reporting requirements for stationary sources, including oil and gas production facilities, which remain subject to other federal, state, and local regulatory programs.

We continue to monitor evolving federal climate-related policies, as well as state and regional initiatives that may impose additional GHG-related obligations on our operations.

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

As a low-carbon energy solutions company, the debate on climate change is relevant to our operations because the regulatory response is designed to increase demand for, and use of, our products, as alternative forms of energy. We cannot presently predict the ultimate impact of existing or future climate change initiatives on our Company or our industry.

Regulation of Oil and Gas Production, Sales and Transportation

The oil and gas industry is subject to regulation by numerous national, state and local governmental agencies and departments. Compliance with these regulations is often difficult and costly, and noncompliance could result in substantial penalties and risks. Most jurisdictions in which we operate also have statutes, rules, regulations or guidelines governing the conservation of natural resources, including the unitization or pooling of oil and gas properties, minimum well spacing, plugging and abandonment of wells and the establishment of maximum rates of production from oil and gas wells. Some jurisdictions also require the filing of drilling and operating permits, bonds and reports. The failure to comply with these statutes, rules and regulations could result in the imposition of fines and penalties and the suspension or cessation of operations in affected areas.

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

Website Access to Reports

Our website address is www.abundiaimpact.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website as part of this Report.

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial conditions. These risks are discussed more fully in the “Risk Factors” section of this Report. These risks include the following:

●	the Company’s report of the independent registered public accounting firm on our 2025 and 2024 financial statements contains a going concern qualification.

●	the Company has incurred losses and anticipates continuing to incur losses while it commercializes and scales its business.

●	competing in a competitive industry and failure to successfully compete with other companies in its industry may have a material adverse effect on the business.

●	the Company and its industry partners have a limited operating history utilizing its technology and different feedstocks, which may make it difficult to evaluate its future viability and predict its future performance.

●	failure to continuously reduce operating and capital costs for the Company’s facilities that deploy its technologies may impact adoption of its products and could negatively impact its business, financial condition, results of operations and prospects.

●	the Company may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to its business, reputation and brand.

●	the Company has non-exclusive service agreements or licenses to some of its intellectual property related to its technological offering.

●	the Company’s patent rights may not provide commercially meaningful protection against competition.

●	the Company depends on certain technologies that are sold or licensed to it. It does not control these technologies or own the intellectual rights to these properties, and any loss of its rights to them could prevent it from developing its technologies; and

●	the price of our common stock may fluctuate significantly, and this may make it difficult to resell common stock when, or at prices, desired.

Item 1A.	Risk Factors

Our business activities and the value of our securities are subject to significant hazards and risks, including those described below. If any such events should occur, our business, financial condition, liquidity and/or results of operations could be materially harmed, and holders and purchasers of our securities could lose part or all of their investments.

These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Company and Business Risks

The report of the independent registered public accounting firm on our 2025 and 2024 financial statements contains a going concern qualification.

The report of the independent registered public accounting firm covering our consolidated financial statements for the years ended December 31, 2025 and 2024 stated that certain factors, including that we have suffered recurring losses from operations and have an accumulated deficit at December 31, 2025, raised substantial doubt as to our ability to continue as a going concern. Because we are not yet producing sufficient revenue to sustain our operating costs, we are dependent upon raising capital to continue our business. If we are unable to raise capital, we may be unable to continue as a going concern.

The Company has incurred losses and anticipates continuing to incur losses while it commercializes and scales its business.

The Company has incurred net losses since its inception, including net losses of $29,460,935 for the year ended December 31, 2025 and net losses of $3,621,948 for the year ended December 31, 2024. The Company believes that it will continue to incur operating and net losses in the future while it grows, including following its initial generation of revenues from the sale of its products, which may occur later than expected or not at all. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp up operations, and cannot assure you that it will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our products and attract customers, there can be no assurance that we will be financially successful. For example, as the Company expands its product portfolio and expands internationally, it will need to manage costs effectively to sell those products at its expected margins. Failure to become profitable would materially and adversely affect the value of your investment. If the Company is ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of its products

The Company has identified material weaknesses in its internal control over financial reporting.

We have identified material weaknesses in our internal controls over financial reporting with regard to the assessment of the formal control environment and control activities. We have not performed a risk assessment in relation to segregation of duties, or for the risk that the financial statements may be materially misstated.

In addition, we have identified a material weakness in our internal controls over financial reporting related to accounting for significant and non-standard transactions. This weakness could result in errors or misstatements in our financial statements, which may not be detected in a timely manner. To note, we filed a restatement of our previously issued financial statements on the interim financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025. We are actively working to remediate this weakness by enhancing our control environment and implementing more robust procedures for the review and approval of such transactions.

Due to our limited resources, we may not be able to effectively manage our operations, which may result in weaknesses in our infrastructure, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, our limited resources and workforce reduction may negatively impact our efforts, which could result in unexpected costs and expenses and have a material adverse effect on our business, financial condition and prospects.

The existence of these material weaknesses could adversely affect our ability to accurately report our financial condition and results of operations. It may also impact investor confidence, potentially leading to a decline in our stock price and increased scrutiny from regulatory authorities.

Financial results could vary significantly from quarter to quarter and may be subject to macroeconomic influences, and its projections may differ materially from actual results.

The Company’s operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of its control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal research and development plans and forecasts, and our operating costs vary to the extent of our research and development and the planning for additional products. As a result, we may incur significant or unanticipated expenses associated with the research and development efforts of the products under our development. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

●	use of available cash resources;

●	the timing of release of research and development and trial results and new products and services by our competitors, particularly those that may represent a significant portion of revenues in any given period;

●	the popularity of new products, and products released in prior periods;

●	changes by our competitors;

●	our success in entering new geographic markets;

●	internal decisions to incur additional expenses, such as increases in research and development;

●	the level of expenses associated with our regulatory applications or compliance; and

●	the timing of compensation expense associated with equity compensation grants.

As a result of these and other factors, our quarterly and annual operating results could be materially adversely affected. Moreover, our operating results may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

Requirement for substantial additional financing to fund operations and complete the development and commercialization of technologies that may not be done on favorable terms.

We expect our expenses to increase in connection with our ongoing activities. We also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our products. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate research and development programs or any future commercialization efforts.

We could use our capital resources sooner than currently expected. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially government funding, collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for current or future operating plans. Attempting to secure additional financing may divert the Company’s management from day-to-day activities, which may adversely affect its ability to develop products.

Future capital requirements will depend on many factors, including:

●	the costs and timing of manufacturing for our products, including commercial manufacturing of products;

●	the costs of obtaining, maintaining and enforcing our intellectual property rights;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have licensed or acquired technology;

●	the costs and timing of establishing or securing sales and marketing capabilities for our products;

●	our ability to achieve market acceptance and adequate market share and revenue for our products; and

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements.

In addition, our products may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available on acceptable terms, or at all.

The Company’s technology may not be successful in developing commercial products.

The Company and its potential future collaborators may spend many years and dedicate significant financial and other resources to developing its technology that may never be successfully commercialized. Its technology may never become successfully commercialized for, among others, any of the following reasons:

●	we may not be able to secure sufficient funding to progress our technology through development and commercial validation;

●	the Company or its future collaborators may be unable to obtain the requisite regulatory approvals for its technology;

●	competitors may launch competing or more effective technology;

●	our technology may not be commercially successful;

●	current and future collaborators may be unable to fully develop and commercialize products containing our technology or may decide, for whatever reason, not to commercialize such products; and

●	we may be unable to secure adequate patent protection in the necessary jurisdictions.

If any of these things were to occur, it could have an adverse effect on our ability to raise additional capital, execute its business plan, or remain in business.

If we are unable to manage growth and expand operations successfully, our reputation and brand may be damaged, and the business and results of operations may be harmed.

We expect rapid growth and the number of facilities from which we operate to increase in the future. Our ability to effectively manage anticipated growth and expansion of our operations will require us to do, among other things, the following:

●	enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures;

●	effectively scale our operations, including accurately predicting the need for floor space, equipment, and additional staffing; and

●	successfully identify, recruit, hire, train, develop, maintain, motivate and integrate additional employees.

These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. Furthermore, the Company’s growth has placed and will continue to place a strain on its operational, financial, and management infrastructure. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. The Company’s failure to effectively manage growth and expansion could have a material adverse effect on its business, results of operations, financial condition, prospects, reputation and brands, including impairing its ability to perform to its customers’ expectations.

Competing in a competitive industry and failure to successfully compete with other companies in its industry may have a material adverse effect on the business.

The biomass to liquid fuel market is relatively new, and competition is still developing. Large early-stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. In addition, there are multiple competitors worldwide with limited funding, which could cause poor experiences, hampering overall adoption or trust in any particular provider.

Furthermore, our current or potential competitors may be acquired by third parties with greater available resources. As a result, competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.

New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put the Company at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of our current or future target markets, which could create price pressure. In light of these factors, even if our offerings are more effective and of higher quality than those of our competitors, current or potential customers may accept our competitors’ solutions instead of ours. If we fail to adapt to changing market conditions or continue to compete successfully with current or new competitors, our growth will be limited, which would adversely affect the business and results of operations.

The Company expects to rely on a limited number of industry partners for a significant portion of its near-term revenue.

Our ability to successfully enter into, maintain and manage partnering arrangements will be critical factors to the success of our business and growth. We rely heavily and expect to continue to rely heavily on such arrangements. We have limited or no control over the amount or timing of resources that any third party commits to negotiating a partnering arrangement with it or, if negotiated and entered into, the timing or the number of resources that a third party will commit to its projects. Any third party with which we are in negotiations may experience a change of policy or priorities and may discontinue negotiations with us. Any of our industry partners may fail to perform their obligations as expected. These industry partners may breach or terminate their agreements with us or otherwise fail to conduct their partnering activities successfully and in a timely manner. Further, our industry partners may not develop commercially viable products arising out of our partnering arrangements or devote sufficient resources to the development, manufacture, marketing, and/or sale of our products. Moreover, disagreements with an industry partner regarding strategic direction, economics of the relationship between partners and our intellectual property or other matters could develop, and any such conflict could reduce our ability to enter into future partnering agreements and negatively impact our relationships with one or more existing industry partners. Any of these events could delay our anticipated timelines, prevent the successful development and commercialization of our products, negatively impact our financial results, and prevent us from ever achieving or sustaining profitability. Moreover, these negative consequences could be augmented in the event that we are forced to seek replacement partners, particularly for those whose plant locations would have allowed favorable relevant feedstock acquisition costs.

Partnering opportunities could be harmed and the anticipated timelines could be delayed if:

●	we do not achieve our objectives under our arrangements in a timely manner, or at all;

●	our existing or potential industry partners become unable, unwilling or less willing to expend their resources on research and development or commercialization efforts with us due to general market conditions, their financial condition, feedstock pricing or other circumstances, many of which are beyond our control;

●	we disagree with industry partners as to rights to intellectual property we jointly develop, or their research programs or commercialization activities;

●	we are unable to successfully manage multiple simultaneous partnering arrangements;

●	applicable laws and regulations, domestic or foreign, impede our ability to enter into strategic arrangements;

●	we develop processes or enter into additional partnering arrangements that conflict with the business objectives of its other arrangements;

●	our industry partners become competitors of AGIG or enter into agreements with our competitors; or

●	consolidation in our target markets limits the number of potential industry partners.

Additionally, because we have entered into exclusive arrangements with industry partners, other potential partners in our industry may choose to compete against us, rather than partnering with us. This may limit our partnering opportunities and harm our business and prospects. Moreover, our business could be negatively impacted if any of our industry partners undergo a change of control or assigns the rights or obligations under any of its agreements. If any of our industry partners were to assign these agreements to our competitors or to a third party who is not willing to work with us on the same terms or commit the same resources as the current industry partner, our business and prospects could be adversely affected.

The Company and its industry partners have a limited operating history utilizing its technology and different feedstocks, which may make it difficult to evaluate its future viability and predict its future performance.

Our operations to date have been limited to financing and staffing the Company and developing our technology platforms. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing products. Factors relating to our business that may contribute to these fluctuations include the following:

●	delays in receipt of anticipated purchase orders;

●	performance of independent distributors;

●	positive or negative media coverage of our products or products of our competitors;

●	our ability to obtain further regulatory clearances or approvals;

●	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;

●	customer response to the introduction of new product offerings; and

●	fluctuations in foreign currency.

Governmental programs designed to incentivize the production and consumption of low carbon fuels and carbon capture and utilization, may be implemented in a way that does not include our products or could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our business and financial condition.

The Company and other participants in the alternative energy and fuel industry rely on governmental programs requiring or incentivizing the consumption of low carbon fuels. Renewable fuel has historically been more expensive to produce than fossil-based fuel, and these governmental programs support a market for biomass-based fuel that might not otherwise exist. If any of these governmental incentives are repealed, curtailed, or otherwise changed, we would likely see a decrease in demand for low carbon fuels and reduced revenue. If we are unable to effectively respond to governmental changes in a cost-efficient manner, we may fail to achieve the financial results it expects or that financial analysts and investors expect, and our business, prospects, financial condition, and operating results may be adversely affected.

Products produced by the Company’s process technologies compete with or are intended to displace comparable products produced using fossil resources. The market prices for these alternatively produced products and commodities are subject to volatility and there is a limited amount of referenceable market data.

We believe that there are a number of trends affecting our industry, including significant volatility in the price of the fossil-fuel feedstocks used to produce nearly all intermediate and basic chemicals, dramatic swings in earnings and difficulty in forecasting future performance; the increased availability of natural gas, especially in North America, and the growing spread between the price of crude oil and natural gas; the chemical industry increasingly building large-scale manufacturing facilities; and increasing interest in the environmental consequences of product purchases. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by these and other trends that affect demand and pricing for intermediate and basic chemicals, including, among others, changes in feedstock availability and pricing, developments in our industry and among our competitors, and changes in consumer preferences and demand. Our failure to effectively manage these trends could have a material adverse effect on our business, results of operations, financial condition, prospects, reputation and brands, including impairing our ability to perform to customers’ expectations. Additionally, we must often rely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. Market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of its management team. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations, financial condition or prospects of the Company.

The Company is subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact its results of operations.

The Company operates mainly through three entities: AGIG, a Delaware corporation, AGIG LLC, a Delaware limited liability company, and Abundia Global Impact Group (Ireland) Limited, an Irish limited liability company based in Kilpheak, Glenswilly, Co. Donegal, Ireland. The functional and reporting currency for AGIG and AGIG LLC is the US dollar. The functional and reporting currency for AGIG Ireland is the Euro.

Significant fluctuations in U.S. dollar to Euro exchange rates could affect the Company’s result of operations, cash position and funding requirements. To the extent that fluctuations in currency exchange rates cause its results of operations to differ materially from its expectations or the expectations of its investors, the trading price of the combined Company’s common stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. As part of our risk management program, we may enter into foreign exchange forward contracts to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the variability of its operating costs and future cash flows denominated in currencies that differ from its functional currencies. We do not enter into these contracts for trading purposes or speculation, and the management believes all such contracts are entered into as hedges of underlying transactions. Nonetheless, these instruments involve costs and have risks of their own in the form of transaction costs, credit requirements and counterparty risk. If our hedging program is not successful, or if we change our hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the trading price of its common stock.

If we are unable to attract, integrate, and retain additional qualified personnel, including top technical talent, our business could be adversely affected.

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, many of whom have greater financial and other resources than we do. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

Volatility or lack of positive performance in our share price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of shares of common stock, restricted stock units or warrants to purchase common stock. Employees may be more likely to leave us if the shares they own or the shares underlying their vested units or warrants have significantly appreciated in value relative to the original grant prices of the shares or units or the exercise prices of the warrants, or, conversely, if the exercise prices of the warrants that they hold are significantly above the market price of our common stock. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, operating results and financial condition would be adversely affected.

Natural or man-made disasters, social, economic and political instability, and other similar events — including pandemics — may significantly disrupt the Company’s and its industry partners’ businesses and negatively impact its results of operations and financial condition.

The Company’s corporate headquarters are located in the U.S., with planned facilities in Houston, Texas, U.S., and we anticipate working with our industry partners in multiple other locations, including non-U.S. sites. Our locations, including potential non-U.S. locations, may be subject to social, economic and political instability, such as social uprisings. Additionally, any of the Company’s or its industry partners’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, tsunamis, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for the Company or its industry partners to operate its business for some period of time. The Company and its industry partners’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in the Company or its industry partners’ operations could negatively impact its business and results of operations, and harm its reputation. Our disaster recovery plan may not be sufficient to address an actual disaster, in particular any events that negatively impact us or our industry partners’ physical infrastructures. In addition, the Company and its industry partners may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our results of operations and financial conditions, and success as an overall business.

Technological innovation by others could render our technology and the products produced uneconomical.

The low carbon fuel industry is characterized by rapid and significant technological change. Our success will depend on our ability to maintain a competitive position with respect to technological advances. Our technology and the products derived from the technology may be rendered obsolete or uneconomical by technological advances, more efficient and cost-effective products or entirely different approaches developed by one or more of our competitors. Though our plans are to continue to expend significant resources to enhance our technology platform and processes, there are no assurances we will be able to keep pace with technological change.

Risks Related to the Company’s Manufacturing and Commercialization

Fluctuations in the prices of waste-based feedstocks used to manufacture the products produced using the Company’s process technologies may affect us or our industry partners’ cost structure, gross margin and ability to compete.

We may experience increases in the cost or a sustained interruption in the supply or shortage of waste-based feedstocks necessary for the manufacture of our products. Any such increase in cost, supply interruption, or materials shortage could adversely impact our business, prospects, financial condition, and operating results.

Substantial increases in the prices for our feedstock could reduce our margins if we cannot recoup the increased costs through increased sale prices on our product. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause us to experience significant increases in freight charges. If we are unable to effectively manage our supply chain and respond to disruptions to our supply chain in a cost-efficient manner, we may fail to achieve the financial results we expect or that financial analysts and investors expect, and our business, prospects, financial condition, and operating results may be adversely affected.

If the Company is unable to successfully add additional process trains, it may not meet its customer demand.

To be successful and compete economically, we will have to add additional reactor trains to the current operational design. This may bring challenges with feedstock preparation and product recovery portions of the technology train. We may encounter difficulties in scaling up production, including problems with the supply of key components. Even if we are successful in developing our manufacturing capability, we do not know whether we will do so in time to satisfy the requirements of our customers. In order to fully implement our business plan, we will need to operate a larger industrial commercial facility, develop strategic partnerships, or find other means to produce greater volumes of finished product.

The Company may face manufacturing capacity issues that may adversely affect its deployment targets.

To successfully commercialize any of our products, the Company and its partners must have the capability to produce in significantly larger quantities than it has to date at acceptable quality levels on a cost-effective basis, and otherwise effectively scale up its operations. Any products that we develop to the point of commercial production may not perform in the same manner, or we may encounter operational challenges for which it is unable to devise a workable solution. If this occurs, our ability to commercially scale our technology and processes will be adversely affected, and with respect to any products that are brought to market, we may not be able to lower ours and our partners’ cost of production, which would adversely affect our ability to increase the future profitability of the business. Our expectations and estimates and the underlying assumptions regarding anticipated capital efficiencies and lower operating costs for plants using our processes compared to conventional fossil-derived energy, fuels and chemicals may prove to be incorrect. We may never achieve the necessary results to produce at a larger scale or achieve other production process efficiencies. Moreover, upon commercial production of our alternative energy, fuels and chemicals, we anticipate it taking multiple months to ramp up production to target production rate. Even if the Company and its partners are able to successfully produce on a larger scale, it may take longer than anticipated for the plants to produce at target productions rates, which would affect our profitability. In addition, although the management team has significant experience in chemical technology, the skills and knowledge gained in this area and in operating similar production facilities may prove insufficient in connection with its operation of large-scale facilities.

While abundant, if the availability of the waste-based feedstocks declines or competition for them increases, the Company may be required to raise the prices of its products which could reduce the demand and affect its revenue.

The production from our processes will require large volumes of feedstock. We cannot predict the future availability of any feedstock necessary to produce products using our processes, or be sure that the suppliers of these feedstocks will be able to supply them in sufficient quantities, in a timely manner or at a cost that allows us to competitively price chemicals produced using our processes. The supply of feedstocks might be impacted by a wide range of factors, including a shift in supply demand, supply chain problems, and competition for the feedstock and price. Declines in the availability of the feedstocks used for our products could force it to delay or reduce production, raise the prices of products, and result in reduced demand and reduced revenue.

Failure to continuously reduce operating and capital costs for the Company’s facilities that deploy its technologies may impact adoption of its products and could negatively impact its business, financial condition, results of operations and prospects.

Our business and results of operations are sensitive to a number of factors, both within and outside our control. In the event of a sustained reduction in revenues, for whatever reason, it may be necessary to implement an expense reduction plan. The successful implementation of an expense reduction plan, if and when deemed advisable by management, depends on many factors, including our ability to identify the need for such a plan in a timely manner, to effectively implement such a plan, as well as certain factors which are beyond our control, including economic conditions, labor market conditions and ability to maintain its management team to implement the plan. Any one of these factors, or other unforeseen factors, could have a material adverse effect on our ability to implement any targeted cost savings to stabilize its results of operations. Furthermore, if we are unable to reduce operating costs, we may be unable or substantially delayed from expanding and commercializing the business.

Construction of the Company’s facilities may not be completed in the expected timeframe or in a cost-effective manner. Any significant delays in the construction of plants could severely impact its business, financial condition, results of operations and prospects.

We have not completed development for all of our planned properties, and do not expect to have full annual production from all of our properties until market conditions permit us to complete these development plans. We expect to incur significant capital expenditures until we have completed the development of our properties. In addition, the development of our properties involves numerous regulatory, environmental, political and legal uncertainties that are beyond its control, and that may cause delays in, or increase the costs associated with, their completion. Accordingly, we may not be able to complete the development of the properties on schedule, at the budgeted cost or at all, and any delays beyond the expected development periods or increased costs above those expected to be incurred could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

Risks Related to the Company’s Legal, Regulatory, and Environmental, Health and Safety Matters

The Company and its industry partners use hazardous materials and must comply with applicable environmental, health and safety laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could adversely affect the business.

The Company and its industry partners use hazardous chemicals and biological materials and are subject to a variety of international, federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although the Company and its industry partners have implemented safety procedures for handling and disposing of these materials and waste products, we cannot be sure that our safety measures are compliant with legal requirements or adequate to eliminate the risk of accidental injury or contamination. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed its insurance coverage. There can be no assurance that neither the Company nor any of its industry partners will not violate environmental, health and safety laws as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations is expensive and time consuming, and the failure to comply with past, present, or future laws could result in the imposition of fines, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations. Our liability in such an event may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative faults. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm its business. Accordingly, violations of present and future environmental laws by the Company or any of its industry partners could restrict our ability to develop and commercialize chemicals using its processes, build out or expand facilities, or pursue certain technologies, and could require us and our industry partners to acquire equipment or incur potentially significant costs to comply with environmental regulations. In addition, our hazardous materials and environmental laws and regulations related risks may augment as we expand our international operations, including imposition of laws and regulations impacting its ability to transfer hazardous chemicals and biological materials between countries.

The Company and its industry partners are subject to extensive international, national and subnational laws and regulations, and any changes in relevant laws or regulations, or failure to comply with these laws and regulations could have a material adverse effect on its business.

Our primary operations are in the United States, and we maintain contractual relationships with partners and suppliers in the United Kingdom, Europe and other locations. We are also continuing to invest to increase our presence in the United States, the United Kingdom and Europe. Managing this expansion requires additional resources and controls, and could subject us to risks associated with international operations, including:

●	conformity with applicable business customs, including translation into foreign languages and associated expenses;

●	challenges in arranging, and availability of, financing for customers;

●	potential changes to our established business model;

●	cost of alternative power sources, which could vary meaningfully in each location;

●	difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;

●	installation challenges, including those associated with local licensing and permitting requirements;

●	different levels of demand among commercial, industrial and residential customers;

●	compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the European Union (the “EU”) General Data Protection Regulation (“GDPR”), national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;

●	compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Anti-Bribery Act;

●	conforming products to various international regulatory and safety requirements;

●	difficulty in establishing, staffing and managing foreign operations;

●	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;

●	restrictions on repatriation of earnings;

●	compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and

●	challenges in obtaining intellectual property protection, policing the unauthorized use of intellectual property or pursuing enforcement of intellectual property rights;

●	geopolitical turmoil, including the ongoing invasion of the Ukraine by Russia or increased trade restrictions between European Union, Russia, China and other countries, social unrest, political instability, terrorism, or other acts of war which may further adversely impact supply chains, transportation and logistics; and

●	regional economic and political conditions.

In addition, any continued expansion is likely to involve the incurrence of significant upfront capital expenditures. As a result of these risks, our current expansion efforts and potential future international expansion efforts may not be successful.

The Company’s technology deployment sites require permitting and planning, some of which are in line with petrochemical standards. Any delays or being unable to secure these may adversely affect its deployment schedule.

As a technology company partnering with other companies in the alternative energy, fuel, and chemical industry, the Company and its industry partners are subject to extensive regulatory laws, rules and regulations in a variety of jurisdictions. For example, the Toxic Substances Control Act, or TSCA, and analogous state laws and regulations impose requirements on the use, storage, and disposal of chemicals. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). The Occupational Safety and Health Act and analogous state laws and regulations govern the protection of the health and safety of employees. The Clean Air Act and analogous state laws and regulations impose obligations related to air emissions. CERCLA (Comprehensive Environmental Response, Compensation, and Liability Act) and analogous state laws and regulations govern the cleanup of hazardous substances. The Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws and regulations govern discharges into waters. In addition, AGIG and its industry partners are or will be required to obtain and maintain various approvals, permits, licenses, registrations, certifications and other requirements, such as air emission and water discharge permits, construction permits, boiler licenses and obtaining Microbial Commercial Activity Notices from the EPA. The development of new processes, manufacture of new products, commercial sales of our products as well as geographic expansion, and in particular international expansion, will subject the Company and/or its industry partners to additional regulatory rules and regulations.

As a condition to granting the permits and other approvals necessary for operating the Company and its partners’ production plants, regulators could likewise make demands that increase our construction and operating costs, and result in the procurement of additional financing. Failure to obtain and comply with all applicable permits and other approvals could halt construction and subject us and our partners to future claims. We therefore cannot guarantee procurement or compliance with the terms of all permits and all other approvals needed to complete the Company and its partners’ production plants.

In addition to actual plant operations, liabilities could arise from investigation and cleanup of environmental contamination at the Company and its partners’ production plants. The Company and its partners may also be subject to third-party claims alleging property damage or personal injury due to the release of or exposure to hazardous substances. In addition, new laws, new regulations, new interpretations of existing laws or regulations, future governmental enforcement of environmental laws, or other developments could result in significant expenditures.

Any failure by the Company or its industry partners to comply with applicable regulatory rules and regulations could harm its reputation as well as its business, financial condition and operating results. In addition, regulatory approvals, registrations, permits, licenses, certifications and other requirements may be denied or rescinded, resulting in significant delays, additional costs and abandonment of certain planned activities, or require us to engage in costly and time-consuming efforts to remediate. Compliance with applicable regulatory rules and regulations can be costly and time consuming.

The Company may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to its business, reputation and brand.

We could be subject to claims that our products or technologies are defective or have malfunctioned, or even that persons were injured or purported to be injured as a result of such defects, and our customers may bring legal claims against us to attempt to hold us liable. Any insurance that we carry may not be sufficient, or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. Any of these events could adversely affect our brand, relationships with customers and vendors, operating results or financial conditions.

Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business and results of our operations:

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

Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of our agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, reseller, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, operating results and financial conditions. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert our time and other resources and cause reputational harm.

Risks Related to the Company’s Intellectual Property

The Company has non-exclusive service agreements or licenses to some of its intellectual property related to its technological offering.

The Company is a party to master license and service agreements with Alterra Energy LLC (“Alterra”), which allows us access to develop multiple facilities. We expect to enter into additional strategic partnering arrangements in the future. Under our existing agreements, we share, and would share, develop, to various degrees, intellectual property and know-how. Any disputes as to ownership of intellectual property and know-how with a partner that may arise could encumber or prevent us using the disputed technology, could harm our relationship with the relevant partner and would likely negatively affect our commercialization plans with respect to that technology. Additionally, litigation may be necessary to resolve disputes as to the ownership of intellectual property rights as between the Company and its industry partners, which can be costly, distracting to management and can harm its reputation and the value of its Company. Further, we may not be successful in defending our intellectual property rights in any such litigation, and if we are unsuccessful, the value of the Company could be seriously harmed.

The Company’s failure to protect its intellectual property and proprietary technology may significantly impair its competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, confidentiality, nondisclosure and non-use agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.

The Company’s patent rights may not provide commercially meaningful protection against competition.

The rights granted under any issued patents may not provide the Company with proprietary protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. It is also possible that the intellectual property rights of others will bar the Company from licensing and from exploiting any patents that are issued from its pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

The Company may face costly intellectual property infringement claims, the result of which would decrease the amount of cash available to operate and complete its business plan.

We anticipate that, from time to time, we will receive communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against alleged infringement. If anticipated claims arise, we will evaluate their merits. Any claims of infringement brought forth by third parties could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial costs to the Company and diversion of its resources, may be necessary to enforce its patents or other intellectual property rights or to defend it against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

The Company may be involved in lawsuits to protect or enforce its patents or the patents of its licensors, or lawsuits asserted by a third party, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patent, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that it does not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that its patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving the Company’s patent could limit its ability to assert those patents against those parties or other competitors and may curtail or preclude its ability to exclude third parties from making and selling similar or competitive products. Similarly, if our assets trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the trademarks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of the Company’s common shares. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of its management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Additionally, for certain of the Company’s existing and future in-licensed patent rights, it may not have the right to bring suit for infringement and may have to rely on third parties to enforce these rights for it. If we cannot or choose not to take action against those it believes infringe its intellectual property rights, we may have difficulty competing in certain markets where such potential infringers conduct their business, and its commercialization efforts may suffer as a result.

The Company relies in part on trade secrets to protect its technology, and its failure to obtain or maintain trade secret protection could harm its business.

We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and used our trade secrets would be expensive and time-consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and know-how, it will be difficult for us to enforce our rights, and the business could be harmed.

Trade secrets can be difficult to protect and enforce, and our inability to do so could adversely affect our competitive position.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and information or technology that is not covered by patents. Aspects of our manufacturing process are protected by trade secrets. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

We seek to protect our proprietary know-how, trade secrets and processes, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with its employees, consultants, scientific advisors, CROs, manufacturers and contractors. These agreements typically limit the rights of third parties to use or disclose our confidential information. However, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, despite the existence generally of confidentiality agreements and other contractual restrictions. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to its trade secrets or proprietary processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary know-how and trade secrets will be effective. If any of our employees, collaborators, CROs, manufacturers, consultants, advisors and other third parties who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. Enforcing a claim that a party illegally disclosed or misappropriated by a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. As a result, we could lose its trade secrets. We also seek to preserve the integrity and confidentiality of its data and trade secrets by maintaining physical security of its premises and physical and electronic security of its information technology systems. While we have confidence in these security measures, they may still be breached, and we may not have adequate remedies for any breach.

In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Competitors could purchase our product candidates, if approved, an attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe, misappropriate or otherwise violate our intellectual property rights, design around our protected know-how and trade secrets, or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect its market against competitors’ products and technologies, our competitive position could be adversely affected.

The Company depends on certain technologies that are sold or licensed to it. It does not control these technologies or own the intellectual rights to these properties, and any loss of its rights to them could prevent it from developing its process technologies.

The Company depends on certain technologies that are sold or licensed to it. It does not currently own any intellectual property rights or the patents that underlie these licenses. Our rights to use the technologies we license are subject to the negotiation of, continuation of and compliance with the terms of those licenses. Thus, these patents and patent applications are not written by the Company or its attorneys, and the Company did not have control over the drafting and prosecution. The former patent owners and Company licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if it had been the owners of the patents and applications and had control over the drafting. Moreover, under certain of our licenses, patent prosecution activities remain under the control of the licensor. We cannot be certain that drafting of the licensed patents and patent applications, or patent prosecution, by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Legal action could be initiated against the owners of the technologies that we license and an adverse outcome in such legal action could harm our business because it might prevent such companies or institutions from continuing to license technology that we may need to operate the business. In addition, such licensors may resolve such litigation in a way that benefits them but adversely affects our ability to have freedom to operate to develop and commercialize its products.

General Risks Related to the Company

Conditions in the financial markets and economic conditions in general may adversely affect the Company’s ability to raise additional capital, execute its business plan, or remain in business.

The business environment in which we operate has been impacted by the effects of worldwide macroeconomic uncertainty. Economic activity improved slightly during 2025; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the economic conditions domestically and in foreign countries, including global political hostilities and other financial crises. Inflation has become elevated, reflecting demand and supply imbalances, supply chain issues, higher energy prices, fiscal stimulus, and broader price pressures. Uncertainty surrounding the near-term direction of global markets, and the potential impact of these trends on the global economy, are expected to persist for the near term. Strategic risk, including threats to business models from rising interest rates and modest economic growth, remains high.

It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how our business would be affected and whether it would be able successfully to mitigate any such effects on its business. Accordingly, these factors in the global economy could have an adverse effect on our ability to raise additional capital, execute its business plan or remain in business. Weakness and volatility in the capital markets and the economy, in general or as a result of macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing.

If the Company loses key personnel or is unable to attract, integrate and retain additional key personnel, it could harm its ability to meet its business objectives.

Our success depends to a significant degree upon the technical and management skills of its senior management team.   The loss of the services of any of these individuals could have a material adverse effect on our ability to achieve our corporate objectives and successfully execute our business plan. We plan to implement an executive compensation policy that includes variable compensation based on performance as well as share-based compensation plans for the benefit of its key employees; however, we cannot guarantee that this policy will be sufficient to retain these key employees. Our success also will depend upon our ability to attract and retain additional qualified management, marketing, technical, and sales executives and personnel. We compete for key personnel against numerous companies, including larger, more established companies with significantly greater financial resources than we possess. There can be no assurance that we will be successful in attracting or retaining such personnel, and the failure to do so could harm its operations and its growth prospects.

If the Company experiences a significant disruption in its information technology systems, including security breaches, or if it fails to implement new systems and software successfully, its business operations and financial condition could be adversely affected.

We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. Our information technology systems are potentially vulnerable to disruption due to breakdown or malicious intrusion and computer viruses. If we were to experience a prolonged system disruption in our information technology systems, it could negatively impact the coordination of our sales, planning and manufacturing activities, which could adversely affect the business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes the Company to a greater risk of disruption to its internal information technology systems. Although we maintain offsite back-ups of its data, if operations at our facilities were disrupted, it may cause a material disruption in our business if it is not capable of restoring function on an acceptable time frame.

In addition, our information technology systems are potentially vulnerable to cyber-attacks or other data security breaches -whether employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers and others, any of which could have a material adverse effect on its business, financial condition and results of operations.

While we have implemented a number of protective measures, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases, we may be unaware of an incident or its magnitude and effects. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

General Risk Factors

Economic uncertainties or downturns, or political changes, in the United States and globally, could limit the availability of funds available to our customers and potential customers, which could materially adversely affect our business.

Our results of operations could be adversely affected by general conditions in the economy and financial markets, both in the U.S. and globally, including conditions that are outside of our control, such as the continuing uncertainty regarding changes to tariffs, global supply chain disruptions, the recent inflation in the United States and the foreign and domestic government sanctions imposed on Russia as a result of its recent invasion of Ukraine. There continues to be volatility and disruptions in the capital and credit markets, and a severe or prolonged economic downturn, including, but not limited to as a result of such events, could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results. Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Changes in government trade policies, including the imposition of tariffs and export restrictions, could have an adverse impact on our business operations and sales.

The United States or foreign governments have enacted changes in government    trade policies that could adversely impact our ability to sell products in certain countries, particularly in China. For example, the U.S. government has imposed tariffs on certain Chinese imports, and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government, including the addition of licensing requirements by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”) through the addition of companies to the BIS Entity List, may require us to suspend our business with certain international customers if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between certain countries, what products may be subject to such actions, or what actions may be taken by other countries in response. It also may not be possible to anticipate the timing or duration of such tariffs, export restrictions, or other regulatory actions. These government trade policies may materially adversely affect our sales and operations with current customers as well as impede our ability to develop relationships with new customers.

There is a risk of further escalation and retaliatory actions between the U.S. and other foreign governments. If significant tariffs or other restrictions are placed on goods exported from China or any related counter-measures are taken, our revenue and results of operations may be materially harmed. These tariffs may also make our customers’ products more expensive for consumers, which may reduce consumer demand.

There is also a risk that the U.S. government may seek to implement more protective trade measures, not just with respect to China but with respect to other countries as well, such as those imposed on Russia in connection with its recent invasion of Ukraine. This could include new or higher tariffs and even more restrictive trade barriers, such as prohibiting certain types of, or all sales of certain products or products sold by certain parties into the U.S. Any increased trade barriers or restrictions on global trade could have a materially adverse impact on our business and financial results.

We may be subject to litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation, or otherwise negatively impact our business.

We may be subject to litigation for a variety of claims arising from our normal business activities. These may include claims, suits, and proceedings involving labor and employment, wage and hour, commercial and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future operating results, our cash flows or both.

Company and Business Risks – Legacy Oil and Gas Business

Our ability to operate our oil and gas business profitably is highly dependent on energy prices. A substantial or extended decline in oil and natural gas prices may adversely affect our oil and gas business.

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital, and future rate of growth. Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas, including changes in demand resulting from general and specific economic conditions relating to the business cycle and other factors (e.g., global health pandemics such as COVID-19);

●	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

●	the price and quantity of imports of foreign oil and natural gas;

●	political conditions, including embargoes, in or affecting other oil-producing activity;

●	the level of global oil and natural gas exploration and production activity;

●	the level of global oil and natural gas inventories;

●	weather conditions;

●	technological advances affecting energy consumption, including renewable energy initiatives that result in energy consumption transitioning away from fossil fuels; and

●	the price and availability of alternative fuels.

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

Risks Relating to our Common Stock

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

The stock market periodically experiences extreme prices and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

Our common stock is currently listed on the NYSE American LLC (“NYSE American”). In the event that NYSE American delists our common stock from trading, it could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Should we fail to satisfy the continued listing requirements for remaining listed on NYSE American, such as the corporate governance requirements or the minimum closing bid price requirement, NYSE American may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with NYSE American’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below NYSE American’s minimum bid price requirement or prevent future non-compliance with such listing requirements.

If we cannot maintain the listing of our common stock for trading on NYSE American, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;
●	reduced liquidity for our common stock;
●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional common stock or obtain additional financing in the future.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the NYSE American or another national securities exchange and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

The sale of a substantial number of shares of our common stock may affect our stock price.

We will require additional capital to support our renewables business plan and may issue additional shares of our common stock or equity-related securities to secure such capital. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

We entered into several strategic financings designed to strengthen, liquidity, and diversify our capital sources. The principal transactions are summarized below.

On July 10, 2025, the Company entered into a common stock purchase agreement (the “ELOC Agreement”) with an institutional investor (“ELOC Investor”), providing for a 24-month committed equity financing facility, pursuant to which the ELOC Investor has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $100,000,000 of Common Stock, subject to certain limitations set forth in the ELOC Agreement. Since December 31, 2025, the Company issued 868,000 shares of Common Stock under the ELOC Agreement, for total gross proceeds of $2,569,097.

On July 10, 2025, the Company entered into a securities purchase agreement (the “Note Purchase Agreement”) with an institutional investor (the “Note Investor”), pursuant to which the Company sold, and the Note Investor purchased, a senior secured convertible note (the “Senior Secured Convertible Note”) issued by the Company in the original principal amount of $5,434,783, which is convertible into shares of common stock at a conversion price of $10.92 per share, subject to adjustment upon certain events. On November 12, 2025, the Note Investor assigned the Senior Secured Convertible Note for cash consideration. As of the date of this Report, the Senior Secured Convertible Note has not been converted.

Future capital raises may dilute your ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our intellectual property or candidate products, or to grant licenses on terms that are not favorable to us.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to us as such may make our common shares less attractive to our stockholders and investors.

We are a “smaller reporting company” under the federal securities laws and, as such, are subject to scaled disclosure requirements afforded to such companies. For example, as a smaller reporting company, we are subject to reduced executive compensation disclosure requirements. Our stockholders and investors may find our common shares less attractive as a result of our status as a “smaller reporting company” and our reliance on the reduced disclosure requirements afforded to these companies. If some of our stockholders or investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.

We are a “controlled company” within the meaning of NYSE American rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. Holders of our common stock will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our subsidiary, Abundia Financial, LLC, a Delaware limited liability company (“Abundia Financial”) controls a majority of the combined voting power of our stock entitled to vote. As a result, we are a “controlled company” within the meaning of the NYSE American corporate governance standards. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

● a majority of our board of directors consist of independent directors;

● our board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

● our board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Although we do not currently intend to utilize any of these exemptions, we may utilize any or all of these exemptions at our election and at any time at our discretion prior to the time we cease to be a “controlled company.” Accordingly, to the extent we utilize these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we were to avail ourselves of such exemptions, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.

We presently do not intend to pay cash dividends on our common stock.

We have never paid cash dividends in the past, and we currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future. This could make an investment in our common stock inappropriate for some investors, and may serve to narrow our potential sources of additional capital. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of our business.

Our Certificate of Incorporation and our Bylaws, as well as provisions of Delaware law, could make it difficult for a third party to acquire our company and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Delaware corporate law and our Certificate of Incorporation and our Bylaws contain provisions that could delay, deter or prevent a change in control of our Company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions without the concurrence of our management or board of directors. These provisions:

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

Our Certificate of Incorporation and our Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation and our Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive or concurrent jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act of the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and notwithstanding the provisions of our Certificate of Incorporation and our Bylaws, compliance with the federal securities laws and the rules and regulations thereunder may not be waived by our investors. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation and our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operation.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

We do not presently maintain any formal processes for assessing, identifying and managing material risks from cybersecurity threats.

We engage a consultant to maintain our website, email, financial record keeping and related internet capabilities, including, as necessary, addressing any cybersecurity incidents. To date, we have not experienced any material cybersecurity incidents. Given the nature of our operations (single location, minimal customer interface, no gathering of customer digital data, etc.), we do not believe that we are reasonably likely to face any material cybersecurity risks.

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

On July 11, 2025, the Company completed the purchase of a 25-acre site at the Cedar Port Industrial Park (“The Cedar Port Property”) located in Baytown, Texas from TGS Cedar Port Partners (“TGS”), a Texas limited partnership, for a total purchase price of approximately $8.6 million.

The Company plans to construct its first plastics recycling plant at the location, transforming plastic waste into pyrolysis oil. The strategically located site will be the foundation for a U.S. innovation hub dedicated to developing recycling, renewable and circular technologies supported by the industrial park’s robust infrastructure.

We currently lease approximately 1,400 square feet of office space in Houston, Texas as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The average monthly rental under the lease, which expires on February 28, 2031, is approximately $3,800. A description of our interests in oil and gas properties is included in “Item 1”. Business.”

Item 3.	Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business. As of March 20, 2026, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the symbol “AGIG.”

Holders

As of March 19, 2026, there were approximately 878 shareholders of record of our common stock. This number does not include shares of common stock held by brokerage clearing houses, depositories, or others in unregistered form.

Dividends

We have never declared or paid dividends on our common stock, and our Board does not intend to declare or pay any dividends on our Common Stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on our common stock will be at the discretion of our Board and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our Board may consider to be relevant from time to time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2017 and 2021 equity compensation plans approved by security holders	87,274	$19.26	-
2025 equity compensation plan approved by security holders	120,000	6.55	630,000
Equity compensation plans not approved by security holders	—	—	—
	207,274	$11.90	630,000

Recent Sales of Unregistered Securities

On February 20, 2025, the Company, as HUSA, entered into a share exchange agreement (the “Share Exchange Agreement”) with Abundia Financial, and Bower Family Holdings, LLC, a North Carolina limited liability company (“BFH”, and together with Abundia Financial, the “AGIG Unitholders”), to acquire all of the outstanding units of AGIG from the AGIG Unitholders in exchange for issuing to the AGIG Unitholders 31,778,032 shares of the Company’s common stock, equal to 94% of the sum of (a) the aggregate issued and outstanding common stock at the time of the closing, plus (b) all common stock approved for issuance by the Company under a future equity incentive plan. Such exchange pursuant to the Share Exchange Agreement closed on July 1, 2025.

On July 10, 2025, the Company entered into the Note Purchase Agreement with the Note Investor, pursuant to which the Company sold, and the Note Investor purchased, the Senior Secured Convertible Note issued by the Company in the original principal amount of $5,434,783, which is convertible into shares of common stock at a conversion price of $10.92. On November 12, 2025, the Note Investor assigned the Senior Secured Convertible Note for cash consideration. As of the date of this Report, the Senior Secured Convertible Note has not been converted.

On November 21, 2025, the Company closed an offering, pursuant to a certain securities purchase agreement (the “Purchase Agreement”), entered into on November 19, 2025, with certain investors, in a registered direct offering of shares of common stock. In connection with the offering, on November 19, 2025, the Company entered into a placement agency agreement (the “Placement Agent Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company engaged A.G.P. as the placement agent (the “Placement Agent”) in connection with the offering. The Company issued placement agent warrants to purchase 45,714 shares of common stock that is equal to 2.0% of the securities sold in the offering at an exercise price of $3.85, equal to one hundred and ten percent (110%) of the per share purchase price of the shares (the “Placement Agent Warrants”). The issuance of the Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants (the “Placement Agent Warrant Shares”) was not registered under the Securities Act or any state securities laws.

The Shares in the foregoing transactions were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder for transactions not involving a public offering.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On July 1, 2025, the Company, as HUSA, acquired all of the outstanding units of AGIG. Prior to the Share Exchange, the Company previously operated as an independent oil and gas company, focusing on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties, with its principal properties and operations located in the U.S. Permian Basin and additional properties in the Louisiana U.S. Gulf Coast region. The Company intends to continue to maintain its legacy of oil and gas assets as well as AGIG LLC’s business.

For accounting purposes, the Share Exchange is treated as a reverse acquisition, with AGIG as the surviving entity. As such, the historical financial statements of the accounting acquirer, AGIG, became the historical consolidated financial statements of the Company.

The Company now primarily operates as a low-carbon energy solutions company. Through our subsidiary, AGIG LLC, the Company is focused on using waste products to decarbonize the energy, fuels, and chemicals sector by providing renewable or recycled alternatives. AGIG uses a combination of proprietary, licensed and commercialized technologies to produce a complete process that turns waste plastics and biomass into crude or drop-in alternatives to fossil derived energy, fuels and chemicals. AGIG’s holistic approach has brought together the complete commercial chain with feedstocks, technology, a diverse management team, and world class off-take partners for the growing suite of products in place. Demand for these low-carbon products continues to grow due to regulatory requirements and industry commitments to decarbonize supply chains.

Recent Developments

Sales Pursuant to the ELOC Agreement

Since December 31, 2025, the Company issued 868,000 shares of Common Stock under the ELOC Agreement, for total gross proceeds of $2,569,097.

Restatement of Quarter Ended September 30, 2025

On February 2, 2026, the audit committee of the Company’s board of directors (the “Audit Committee” ), based on the recommendation of, and after consultation with, the Company’s management concluded that the Company’s previously issued unaudited interim consolidated financial statements for the quarter ended September 30, 2025 (the “Affected Financials”), and any reports, related earnings releases, investor presentations or similar communications for such periods should no longer be relied upon. The determination resulted from errors in the Affected Financials identified by the Company related to omitted non-cash transactions in the consolidated statement of operations. These non-cash transactions related to acquisition costs related to the reverse acquisition. Additionally, the Company corrected certain items that were previously identified and concluded as immaterial, individually, and in the aggregate, to its consolidated financial statements as of September 30, 2025. These items primarily relate to amortization of debt discount and other payables misclassifications as well as two casting errors identified in the equity statement. These items impact General and administrative cost in the income statement, with a corresponding impact on the balance sheet and statement of changes in shareholders’ equity. These changes did not have any cash impact.

Placement Agent Agreement and Registered Direct Offering

On February 23, 2026, the Company closed an offering pursuant to that certain Securities Purchase Agreement (the “2026 Purchase Agreement”), entered into on February 19, 2026, with a certain institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investor, (i) 4,134,175 shares of Common Stock and (ii) pre-funded warrants to purchase up to 1,800,543 shares of Common Stock at an exercise price equal to $0.001 per share (the “2026 Offering”). These pre-funded warrants were exercised on March 17th, 2026. The Company received gross proceeds of approximately $20.0 million before deducting the placement agent’s fees and related offering expenses.

In connection with the 2026 Offering, the Company entered into a placement agency agreement (the “2026 Placement Agency Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan Partners”), pursuant to which the Company engaged Titan Partners as the placement agent in connection with the 2026 Offering. The Company agreed to pay Titan Partners a fee in cash equal to approximately 7.0% of the gross proceeds, a non-accountable expense allowance in the amount of 0.5% of the gross proceeds, as well as to issue to the Placement Agent placement agent warrants to purchase up to 118,694 shares of Common Stock, with an exercise price equal to 110% of the public offering price of the shares.

2025 Fiscal Year End Highlights

Capital Investments

During 2025, our capital investment expenditures related principally to the acquisition of the Cedar Port site in Baytown, TX, a 25-acre industrial site at a cost of $8,572,523. A further $630,830 of capital investment has been made in the year with the commencement of the build-out of the Abundia Innovation Center, the hub for the end-to-end lifecycle of producing renewable fuels and chemicals, and our operational headquarters.

Financing Activities

ELOC Drawdowns

On July 10, 2025, the Company entered into the ELOC Agreement with the ELOC Investor, providing for a 24-month committed equity financing facility, pursuant to which the ELOC Investor has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $100,000,000 of Common Stock, subject to certain limitations set forth in the ELOC Agreement.

The purchase price per share is equal to 96% of the lowest daily volume-weighted average price (“VWAP”) during a specified measurement period following each purchase notice. The Company may issue up to 10,000,000 shares of Common Stock (exclusive of the commitment shares issued pursuant to the ELOC Agreement  described below) under the ELOC, subject to a (i) 9.99% beneficial ownership cap, and (ii) a 19.99% exchange cap, unless shareholder approval is obtained or sales are made at or above the minimum price as defined by NYSE American rules.

The ELOC Agreement may be terminated by the Company at any time after commencement, provided the commitment fee and legal fees have been paid. The agreement automatically terminates upon the earlier of (i) full drawdown, (ii) expiration of the 24-month term, (iii) delisting, or (iv) bankruptcy events.

During the year ended December 31, 2025, the Company issued 646,149 shares of Common Stock under the ELOC Agreement, for total gross proceeds of $3,925,972.

Debt Restructuring

Pursuant to an Assignment, Assumption and Release Agreement, dated November 12, 2025, BFH agreed to acquire $3,500,000 of the outstanding principal amount of the convertible note, dated July 10, 2025, originally used to finance the purchase of the Company’s Cedar Port property.

On November 19, 2025, the Company entered into a placement agency agreement (the “Placement Agent Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company engaged A.G.P. as the placement agent (the “Placement Agent”) in connection with a registered direct offering pursuant to a Registration Statement on Form S-3 (File No. 333-290308), which was filed with the Securities and Exchange Commission (the “Commission”) on September 16, 2025 and became effective by operation of law on November 3, 2025 (the “Registration Statement”), as supplemented by a prospectus supplement dated November 19, 2025.

On November 21, 2025, we closed an offering (the “Offering”) pursuant to that certain Securities Purchase Agreement (the “Purchase Agreement”), entered into on November 19, 2025, with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Offering”), 2,285,715 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company (“Common Stock”) to the Investors, at a price of $3.50 per share, for aggregate gross proceeds to the Company of $8,000,000 before deducting the placement agent’s fees and related offering expenses

Impairment Charge

During 2025, we incurred impairment charges of $1,546,900. $1,115,000 of the charges relate to the impairment of a license for a technology that the Company does not intend to use. On this basis the Company determined the licensed technology had no future economic benefit and therefore wrote off its full $1,115,000 carrying value as an impairment charge within the Renewables segment. The remaining $431,900 of the charge was attributable to the impairment of our legacy oil and gas assets due to declines in energy prices and increased operating expenses relating to our Reeves County properties.

Going Concern

For the years ended December 31, 2025 and 2024, we had a net loss of approximately $29,460,935 and approximately $3,621,948, respectively, and will require additional capital in order to operate in the normal course of business and fund operating activities.

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these consolidated financial statements.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. For information regarding our critical accounting policies as well as recent accounting pronouncements, see Note 3 of our consolidated financial statements.

Our management has discussed the development and selection of critical accounting estimates with the Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting estimates in this Annual Report. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

In some cases, accounting standards allow more than one alternative accounting method for reporting. Such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

Acquisitions and Business Combinations

For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The consideration transferred for the acquired business is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Valuation of Warrants

Warrants are accounted in accordance with the guidance contained in ASC 815-40-15-7D. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Estimates used in Oil and Gas Reserves

Independent reserve engineers prepare the estimates of oil, natural gas liquids (“NGL”) and natural gas reserves and associated future net cash flows on an annal basis. The SEC has defined proved reserves as the estimated quantities of oil, NGL and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating oil, NGL, and natural gas reserves is complex, requiring significant judgment in the evaluation of available geological, geophysical, engineering, and economic data. In general, our estimates of future reserve volumes are primarily based on historical production on a well-to-well or property-to-property basis. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective assumptions and variances in available data for various properties increase the likelihood of significant changes in these estimates.

Impairments of long-lived assets

Oil and Gas

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

Full Cost Method of Accounting for Oil and Gas Activities

We follow the full cost method of accounting for oil and gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any cost related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved. No corporate overhead has been capitalized as of December 31, 2025. The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

Results of Operations

Statement of Operations

The following discussion compares our results of operations for the years ended December 31, 2025 and 2024. In July 2025, we completed the Share Exchange and transitioned from a legacy oil and gas company to a development-stage low-carbon energy solutions company. As set out in Note 4 – Acquisition, the Share Exchange was accounted for as a reverse acquisition under ASC 805, with AGIG treated as the accounting acquirer and HUSA treated as the acquired company for financial reporting purposes. On this basis the operating results of the legacy oil and gas segment were included in the consolidated results of operations from the date of the Share Exchange which means that there is no comparative financial information included for this segment and that the operating results are for the period July 1, 2025 to December 31, 2025, as such no comparative analysis can be provided for the legacy oil and gas segment.

Segment Results

Renewables Segment

The Company’s renewables (“Renewables”) segment consists of our low-carbon fuels and renewable chemicals business operated through AGIG LLC.

Revenue. The Renewables segment did not generate revenue during the years ended December 31, 2025 or 2024, as commercial production has not commenced.

Operating Expenses. Operating expenses in the Renewables segment increased by $7,245,300 for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily reflecting higher corporate infrastructure and development costs. General and administrative expenses attributable to this segment totaled $10,584,333 for the year ended December 31, 2025, compared to $2,440,150 for the year ended December 31, 2024, driven by transaction-related professional fees, public company costs, stock-based compensation, and expanded operational support.

Research and development. Research and development expenses in the Renewables segment were $752,287 for the year ended December 31, 2025, compared to $1,651,170 for the year ended December 31, 2024. The decrease reflects lower pilot-scale testing and development activities in 2025 following the completion of certain early-stage research initiatives.

Impairment Charges. During the year ended December 31, 2025, the Renewables segment recorded an impairment charge of $1,115,000 related to a technology license determined to have no future economic benefit based on changes in development plans. A comparable impairment charge of $1,000,000 was recorded during the year ended December 31, 2024, this related to another technology license that was determined to have no future economic value.

As a result, the Renewables segment reported an operating loss during the years ended December 31, 2025 and 2024, consistent with its development-stage status.

Legacy Oil and Gas Segment

The Company’s legacy oil and gas (“Legacy Oil and Gas”) segment includes our historical oil and natural gas properties, which are no longer a strategic focus.

Revenue. Revenue from the Legacy Oil and Gas segment totaled $410,632 for the year ended December 31, 2025. The Legacy Oil and Gas segment did not recognize any revenue for the year ended December 31, 2024, as such revenue is attributable to HUSA prior to the Shares Exchange. All production was sold at prevailing market prices.

Operating Expenses and Impairment. Operating expenses totaled $221,053 during the year ended December 31, 2025 and such segment recorded impairment charges of $431,900, reflecting lower commodity prices and increased operating expenses affecting asset recoverability. No operating expenses or impairment charges for the Legacy Oil and Gas segment for the year ended December 31, 2024 were recognized, as such expenses and charges would be attributable to HUSA prior to the Shares Exchange.

The Company does not intend to allocate growth capital to this segment beyond expenditures required for compliance and maintenance.

Consolidated Operating Expenses

General and Administrative Expenses. Total consolidated general and administrative expenses were $10,584,333 for the year ended December 31, 2025, compared to $2,440,150 for the year ended December 31, 2024. The increase of $8,144,183 was primarily attributable to professional fees related to the Share Exchange, increased public company compliance costs, higher stock-based compensation, and expanded corporate infrastructure to support the Renewables business.

Success Fee Paid by Controlling Shareholder. The Company recognized a charge of $12,390,253 for the year ended December 31, 2025. The fee was due upon the successful completion of the Share Exchange and was paid by the controlling shareholder on behalf of the Company. As this was related to the Share Exchange, there was no comparable charge for the year ended December 31, 2024.

Shares issued as commitment fee for ELOC. A non-cash charge of $3,342,000 was recognized for the year December 31, 2025 related to the issuance of 300,000 shares of Common Stock as a commitment fee under the Company’s ELOC arrangement. No comparable charge was recognized for the year ended December 31, 2024.

Research and Development Expenses. Research and development expenses totaled $752,287 for the year ended December 31, 2025, compared to $1,651,170 for the year ended December 31, 2024. The decrease of $898,883 reflects a reduction in development-stage research activities as the Company progressed toward engineering and commercialization planning.

Interest Expense. Interest expense increased to $625,599 for the year ended December 31, 2025, compared to $401,096 for the year ended December 31, 2024. The increase was driven primarily by additional debt outstanding during 2025 and non-cash accretion associated with convertible notes and debt discounts.

Net Loss. The Company reported a net loss of $29,460,935 for the year ended December 31, 2025, compared to a net loss of $3,621,948 for the year ended December 31, 2024. The increase in net loss of $25,838,987 was primarily attributable to higher general and administrative expenses, impairment charges totaling $1,546,900, transaction-related costs, and increased interest expense.

Financial Condition

Liquidity and Capital Resources. At December 31, 2025, we had a cash balance of $4,618,621 and working capital of $(1,043,785), compared to a cash balance of $525,809 and working capital of $(5,340,035) at December 31, 2024. This increase was primarily due to the issuance of shares of Common Stock under the ELOC Agreement and the registered direct offerings of shares of Common Stock to support working capital.

The Renewables segment of the Company is pre-revenue and will not generate revenue from product sales unless and until we successfully construct and commission the plastics recycling facility. In addition, we will likely incur significant expenses related to engineering and design services, product sales, marketing, and distribution activities.

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

Cash Flows. Operating activities used cash of $7,505,203 during the year ended December 31, 2025, compared to $1,924,700 used during the year ended December 31, 2024. The change in cash flows from operating activities was primarily attributable to professional fees related to the Share Exchange which was consummated during the third quarter of 2025.

Investing. Investing activities used cash of $3,642,708 during the year ended December 31, 2025, compared to $318,538 used during the year ended December 31,2024. The change in cash used for investing activities was primarily attributable to the purchase of land for future operations and the first installment paid on the Alterra license.

Financing. Financing activities raised cash of $15,177,110 during the year ended December 31, 2025, compared to $2,395,100 raised during the year ended December 31, 2024.

The change in cash received from financing activities was primarily attributable to the registered direct offerings and ELOC drawdowns made since the Share Exchange.

Long-Term Liabilities. At December 31, 2025, we had long-term liabilities of $6,439,464, compared to $ nil at December 31, 2024. This reflects the extension of the AGIG Convertible Note to January 1, 2027 thereby extending its maturity beyond one-year and leading to reclassification as long-term as well as the long-term portion of the operating lease on the Houston, Texas office.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third-party obligations at December 31, 2025.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by Item 7A as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements for the fiscal years ended December 31, 2025 and 2024, accompanying notes and the report of the Company’s independent registered public accounting firm required to be filed in response to this Item 8 appear immediately after the signature page of this Report. See “Index to Financial Statements” on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Company’s Chief Financial Officer who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2025 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

This conclusion reflects the presence of material weaknesses in our internal control over financial reporting, including deficiencies in the formal control environment and control activities, such as incomplete risk assessments relating to segregation of duties and the risk of material misstatement. Management also identified a material weakness related to accounting for significant and non-standard transactions, which could result in errors or misstatements that may not be prevented or detected on a timely basis.

We have initiated remediation efforts designed to enhance our control environment, formalize risk assessment processes, and strengthen review and approval procedures for significant and non-standard transactions. These remediation activities are ongoing. Until such measures are fully implemented and operating effectively for a sufficient period, we cannot conclude that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

This conclusion reflects the presence of material weaknesses in our internal control over financial reporting. These material weaknesses include deficiencies in our formal control environment and control activities, such as incomplete risk assessments relating to segregation of duties and the risk of material misstatement. Management also identified a material weakness related to accounting for significant and non-standard transactions, which could result in errors or misstatements that may not be prevented or detected on a timely basis.

The Company has begun implementing remediation measures designed to address the identified material weaknesses. These measures include enhancements to our control environment, the formalization of risk assessment processes, and strengthened review and approval procedures for significant and non-standard transactions. These remediation efforts are ongoing. Until such measures are fully implemented and have operated effectively for a sufficient period, management cannot conclude that our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm on internal control over financial reporting as the Company is not required to provide such a report under SEC rules applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting

The Share Exchange and subsequent business combination resulted in changes to our internal control over financial reporting during the fourth quarter of 2025 that have materially affected our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A promulgated under the Exchange Act, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A promulgated under the Exchange Act, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A promulgated under the Exchange Act, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Equity compensation plan information is set forth in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A promulgated under the Exchange Act, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A promulgated under the Exchange Act, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial statements. See “Index to Financial Statements” on page F-1 of this Report.

2. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number or Annex	Filed Herewith

3.1	Certificate of Incorporation of the Registrant, dated April 2, 2001	S-4	08/03/01	3.1

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective September 25, 2001	S-4/A	10/01/01	3.4

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective June 13, 2013	DEF 14A	04/23/13	A

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective July 31, 2020	8-K	07/21/20	3.1

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective October 17, 2024	S-3	10/22/24	3.5

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective May 22, 2025	S-1	07/31/25	3.6

3.7	Certificate of Amendment of the Certificate of Incorporation of the Registrant, effective June 4, 2025	S-1	07/31/25	3.7

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective October 9, 2025	8-K	10/15/25	3.1(i)

3.9	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective December 5, 2025	8-K	12/05/25	3.1

3.10	Second Amended and Restated Bylaws of the Registrant, effective December 5, 2025	8-K	12/05/25	3.2

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

4.2	Form of 2019 Warrant	8-K	09/20/19	10.3

4.3	Form of Pre-Funded Warrant, dated June 20, 2025	8-K	06/18/25	4.1

4.4	Form of Senior Secured Convertible Note, dated July 10, 2025	8-K	07/16/25	4.18

4.5	Form of Placement Agent Warrant, dated November 21, 2025	8-K	11/21/25	4.1

4.6	Form of Pre-Funded Warrant, dated February 23, 2026	8-K	02/23/26	4.2

4.7	Form of Placement Agent Warrant, dated February 23, 2026	8-K	02/23/26	4.1

10.2	Houston American Energy Corp. 2017 Equity Incentive Plan*	DEF 14A	07/24/17	A

10.3	Houston American Energy Corp. 2021 Equity Incentive Plan*	DEF 14A	04/28/21	B

10.4	Houston American Energy Corp. 2025 Equity Incentive Plan*	DEF 14C	09/19/25	A

10.5	Form of Stock Option Award Agreement*	S-8	01/26/26	10.2

10.6	Form of Restricted Stock Award Agreement*	S-8	01/26/26	10.3

10.7	Service Agreement, effective November 1, 2024, by and between Abundia Global Impact Group LLC and Port House Consultants Limited*	10-Q	08/15/25	10.8

10.8	Employment Agreement, effective November 1, 2024, by and between Abundia Global Impact Group (Ireland) Limited and Lucie Harwood*	10-Q	08/15/25	10.9

10.9	Service Agreement, effective November 1, 2024, by and between Abundia Global Impact Group, LLC and Blockbox LLC*	10-Q	08/15/25	10.10

10.10	Securities Purchase Agreement, dated January 22, 2025, between the Company, and the purchasers thereto	8-K	01/23/25	10.1

10.11	Placement Agency Agreement dated January 22, 2025, between Univest Securities, LLC and the Company	8-K	01/23/25	10.2

10.12	Share Exchange Agreement dated February 20, 2025, between the Company, Abundia Financial, LLC, and Bower Family Holdings, LLC	8-K	02/24/25	10.1

10.13	Securities Purchase Agreement, dated June 17, 2025, between the Company and the purchaser thereto	8-K	06/18/25	10.1

10.14	Placement Agency Agreement, dated June 17, 2025, between Univest Securities, LLC and the Company	8-K	06/18/25	10.2

10.15	Securities Purchase Agreement, dated June 24, 2025, between the Company and the purchaser thereto	8-K	06/25/25	10.1

10.16	Placement Agency Agreement, dated June 24, 2025, between Univest Securities, LLC and the Company	8-K	06/25/25	10.22

10.17	Amendment to Share Exchange Agreement, dated June 27, 2025, between the Company, Abundia Financial, LLC, and Bower Family Holdings, LLC	8-K	06/30/25	10.1

10.18	Purchase and Sale Agreement, dated November 21, 2024, between the Company, Abundia Global Impact Group, LLC, and TGS Cedar Point Partners LP	10-Q	08/15/25	10.6

10.19	First Amendment to Purchase and Sale Agreement, dated April 21, 2025, between the Company, Abundia Global Impact Group, LLC, and TGS Cedar Point Partners LP	10-Q	08/15/25	10.7

10.20	Form of Indemnification Agreement*	8-K	07/01/25	10.1

10.21	Form of Common Stock Purchase Agreement, by and between the Company and the Investor, dated July 10, 2025	8-K	07/16/25	10.1

10.22	Form of Registration Rights Agreement, by and between the Company and the ELOC Investor, dated July 10, 2025	8-K	07/16/25	10.2

10.23	Form of Securities Purchase Agreement, by and between the Company and the Note Investor, dated July 10, 2025	8-K	07/16/25	10.3

10.24	Form of Registration Rights Agreement, by and between the Company and the Note Investor, dated July 10, 2025	8-K	07/16/25	10.4

10.25	Form of Security Agreement, dated July 10, 2025	8-K	07/16/25	10.5

10.26	Form of Subsidiary Guarantee, dated July 10, 2025	8-K	07/16/25	10.6

10.27	Placement Agency Agreement, dated November 19, 2025, between the Company and A.G.P./ Alliance Global Partners	8-K	11/21/25	1.1

10.28	Securities Purchase Agreement, dated as of November 19, 2025, by and between Houston American Energy Corp. and the Purchasers thereto	8-K	11/21/25	10.1

10.29	Technology License and Services Agreement between AGIG Plastics to Liquids and Alterra Energy LLC, dated September 24, 2021	8-K	12/16/25	10.1

10.30	First Amendment to Technology License and Services Agreement between AGIG Plastics to Liquids LLC and Alterra Energy LLC, dated December 11, 2025	8-K	12/16/25	10.2

10.31	Form of Securities Purchase Agreement, dated February 19, 2026, by and between the Company and the purchaser thereto	8-K	02/23/26	10.2

10.32	Form of Placement Agency Agreement, dated February 19, 2026, by and between the Company and Titan Partners Group LLC	8-K	02/23/26	10.1

14.1	Code of Conduct and Ethics				X

19.1	Insider Trading Policy and Procedures				X

21.1	List of Subsidiaries				X

23.1	Consent of CBIZ CPAs, P.C.				X

23.2	Consent of Baker Tilly US LLP				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Clawback Policy	10-K	02/24/25	97.1

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	Compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABUNDIA GLOBAL IMPACT GROUP, INC.
Dated: March 23, 2026

	By:	/s/ Edward Gillespie
	Name:	Edward Gillespie
	Title:	Chief Executive Officer

Dated: March 23, 2026

	By:	/s/ Lucie Harwood
	Name:	Lucie Harwood
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Gillespie	Chief Executive Officer and Director	March 23, 2026
Edward Gillespie	(Principal Executive Officer)

/s/ Robert J. Bailey	Director	March 23, 2026
Robert J. Bailey

/s/ Martha Crawford	Director	March 23, 2026
Martha Crawford

/s/ Matthew Henninger	Director	March 23, 2026
Matthew Henninger

/s/ Peter Longo	Chairman	March 23, 2026
Peter Longo

ABUNDIA GLOBAL IMPACT GROUP, INC.

(Formerly Houston American Energy Corp)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Abundia Global Impact Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Abundia Global Impact Group, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Houston, Texas

March 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Abundia Global Impact Group LLC

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 4 and Note 5, the accompanying consolidated balance sheet of Abundia Global Impact Group LLC (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in members’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 4 and Note 5, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 4 and Note 5, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. The adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

Houston, Texas

February 24, 2025

We served as the Company’s auditor from 2020 to 2024.

ABUNDIA GLOBAL IMPACT GROUP, INC.

(Formerly Houston American Energy Corp.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,618,621	$525,809
Accounts receivable, net	56,925	-
Government grant receivable	-	205,424
Prepaid expenses	503,008	7,150
Other current assets	179,209	115,133
TOTAL CURRENT ASSETS	5,357,763	853,516

PROPERTY AND EQUIPMENT, NET	9,945,721	312

OTHER ASSETS
Goodwill	12,986,150	-
Technology licenses	2,005,025	2,115,000
Capitalized patents, net	1,398,295	1,145,860
Operating lease right of use asset	150,189	-
Other assets	12,286	-
TOTAL OTHER ASSETS	16,551,945	3,260,860

TOTAL ASSETS	$31,855,429	$4,114,688

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,175,672	$279,537
Notes payable – related party, net	3,968,562	-
Convertible note payable	-	5,860,274
Current portion of lease liability	14,197	-
Warrant liabilities	-	45,965
Other payables	243,117	7,775
TOTAL CURRENT LIABILITIES	6,401,548	6,193,551

LONG-TERM LIABILITIES
Convertible note payable	6,260,274	-
Operating lease liability, net of current portion	146,942	-
Asset retirement obligation	32,248	-
TOTAL LONG-TERM LIABILITIES	6,439,464	-

TOTAL LIABILITIES	12,841,012	6,193,551

COMMITMENTS AND CONTINGENCIES (NOTE 17)

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share; 300,000,000 shares authorized: 36,918,281 and 31,778,032 shares issued and outstanding as of December 31, 2025, and 2024, respectively	36,918	31,778	*
Additional paid-in capital	65,037,940	14,586,077	*
Accumulated deficit	(46,055,127)	(16,602,838	)*
Accumulated other comprehensive loss	(5,314)	(68,927)
Noncontrolling interest in consolidated subsidiary	-	(24,953)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	19,014,417	(2,078,863)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$31,855,429	$4,114,688

*	In accordance with ASC 805 (as defined in Note 1) the historical shareholders’ equity of AGIG (as defined in Note 1) prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange (as defined in Note 1) with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 4 – Acquisition

The accompanying notes are an integral part of these consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

(Formerly Houston American Energy Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

OIL AND GAS REVENUE	$410,632	$-

EXPENSES OF OPERATIONS
Oil and gas lease operating expenses and severance tax	221,053	-
General and administrative expense	10,584,333	2,440,150
Research and development	752,287	1,651,170
Depreciation, depletion and amortization	209,065	15,507
Success fee paid on Share Exchange by controlling shareholder	12,390,253	-
Shares issued as commitment fee for equity line of credit	3,342,000	-
Impairment of technology licenses	1,115,000	1,000,000
Impairment of oil and gas properties	431,900	-
Write off of application costs incurred on abandoned patent applications	112,128	-
Provision for loss on convertible note receivable	-	2,942,029
TOTAL OPERATING EXPENSES	29,158,019	8,048,856

LOSS FROM OPERATIONS	(28,747,387)	(8,048,856)

OTHER INCOME AND (EXPENSE), NET
Interest expense	(625,599)	(401,096)
Loss on debt extinguishment	(880,379)	-
Interest income	25,370	242,459
Grant income	737,811	2,545,783
Change in fair value of warrant liability	45,965	2,084,150
Foreign currency loss	(16,716)	(44,388)
TOTAL OTHER INCOME AND (EXPENSE), NET	(713,548)	4,426,908

NET LOSS BEFORE TAXES	(29,460,935)	(3,621,948)

INCOME TAX EXPENSE	-	-

NET LOSS	(29,460,935)	(3,621,948)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	8,646	13,599

NET LOSS ATTRIBUTABLE TO ABUNDIA GLOBAL IMPACT GROUP, INC.	(29,452,289)	(3,608,349)

OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation gain (loss)	63,613	(16,377)

COMPREHENSIVE LOSS	$(29,397,322)	$(3,638,325)

COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	8,646	13,599

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABUNDIA GLOBAL IMPACT GROUP, INC.	$(29,388,676)	$(3,624,726)

Basic and diluted loss per common share	$(0.90)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	32,847,237	31,778,032 *

*	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 4 – Acquisition

The accompanying notes are an integral part of these consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

(Formerly Houston American Energy Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock				Additional Paid-in		Accumulated	Accumulated Other Comprehensive	Total Applicable to	Non- Controlling
	Shares		Amount		Capital		Deficit	Loss	Abundia Global Impact Group, Inc.	Interest	Total
Balance at December 31, 2024	31,778,032	*	$31,778	*	$14,586,077	*	$(16,602,838)	$(68,927)	$(2,053,910)	$(24,953)	$(2,078,863)

Capital contributions by former majority member of AGIG	-		-		941,375		-	-	941,375	-	941,375

Share exchange	1,908,385		1,908		21,734,192		-	-	21,736,100	-	21,736,100

Success fee paid on Share Exchange by controlling shareholder	-		-		12,390,253		-	-	12,390,253	-	12,390,253

Equity line of credit commitment shares issued	300,000		300		3,341,700		-	-	3,342,000	-	3,342,000

Equity line of credit stock issuance	646,149		646		3,925,326		-	-	3,925,972	-	3,925,972

Shares issued for cash consideration, net of fees	2,285,715		2,286		7,366,616		-	-	7,368,902	-	7,368,902

Equity compensation to HUSA legacy directors and staff	-		-		786,000		-	-	786,000	-	786,000

Foreign currency translation	-		-		-		-	63,613	63,613	-	63,613

Net loss	-		-		-		(29,452,289)	-	(29,452,289)	(8,646)	(29,460,935)

Termination of non-controlling interest	-		-		(33,599)		-	-	(33,599)	33,599	-

Balance at December 31, 2025	36,918,281		$36,918		$65,037,940		$(46,055,127)	$(5,314)	$19,014,417	$-	$19,014,417

Balance at December 31, 2023	31,778,032	*	$31,778	*	$12,190,977	*	$(12,994,489)	$(52,550)	$(824,284)	$(11,354)	$(835,638)

Capital contributions	-		-		2,395,100		-	-	2,395,100	-	2,395,100

Foreign currency translation	-		-		-		-	(16,377)	(16,377)	-	(16,377)

Net loss	-		-		-		(3,608,349)	-	(3,608,349)	(13,599)	(3,621,948)

Balance at December 31, 2024	31,778,032	*	$31,778	*	$14,586,077	*	$(16,602,838)	$(68,927)	$(2,053,910)	$(24,953)	$(2,078,863)

*	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 4 – Acquisition

The accompanying notes are an integral part of these consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

(Formerly Houston American Energy Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,460,935)	$(3,621,948)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation, depletion and amortization	209,065	15,507
Equity compensation	1,522,563	-
Amortization of operating lease ROU	10,951	-
Amortization of debt discount	113,760	-
Loss on extinguishment of debt	880,379	-
Success fee paid on Share Exchange by controlling shareholder	12,390,253	-
Shares issued as commitment fee for equity line of credit	3,342,000	-
Impairment of technology licenses	1,115,000	1,000,000
Impairment of oil and gas properties	431,900	-
Write off of application costs on abandoned patent applications	112,128	-
Change in fair value of warrant liability	(45,965)	(2,084,150)
Provision for loss on convertible note receivable	-	2,942,029
Changes in operating assets and liabilities:
Increase in accounts receivable	(24,019)	-
Decrease (increase) in government grant receivable	205,424	(205,424)
Increase in prepaid expenses	(12,048)	(7,150)
Decrease (increase) in other current assets	95,924	(101,765)
Increase in accrued interest receivable	-	(242,459)
Increase in other assets	(9,119)	-
Increase (decrease) in accounts payable and accrued expenses	421,359	(14,688)
Increase in accrued interest payable	433,561	401,096
Increase (decrease) in other payables	215,761	(5,748)
Net cash used in operating activities	(8,052,058)	(1,924,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment related to patent application costs	(381,005)	(318,538)
Purchase of fixed assets	(8,660,829)	-
Payments for technology license	(1,005,025)	-
Cash acquired in Share Exchange	6,951,006	-
Net cash used in investing activities	(3,095,853)	(318,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	941,375	2,395,100
Proceeds from issuance of HUSA convertible note	5,000,000	-
Repayment of HUSA convertible note including prepayment penalties	(5,994,139)	-
Proceeds from equity line of credit draw downs	3,925,972	-
Net proceeds on share issuances	7,368,902	-
Advances under notes payable – related party	4,385,000	-
Repayments on notes payable – related party	(450,000)	-
Net cash provided by financing activities	15,177,110	2,395,100

Effect of exchange rate changes	63,613	(16,377)

Net Change in Cash and Cash Equivalents	4,092,812	135,485

Cash, beginning of period	525,809	390,324

Cash, end of period	$4,618,621	$525,809

Interest paid	$111,840	$-
Tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

Net assets assumed in Share Exchange, excluding cash	$14,791,607	$-
Shares issued as commitment fee for equity line of credit	$(3,342,000)	$-
Success fee paid on Share Exchange by controlling shareholder	$(12,390,253)	$-
Operating lease right of use asset	$155,245	$-
Purchase of fixed assets funded by accounts payable	$546,855	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

(Formerly Houston American Energy Corp.)

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

On July 1, 2025, Abundia Global Impact Group, Inc. (formerly Houston American Energy Corp.), a Delaware corporation (the “Company”), acquired all of the outstanding units of Abundia Global Impact Group, LLC, a Delaware limited liability company (“AGIG”), as described below (the “Share Exchange”). Prior to the Share Exchange, the Company operated as an independent oil and gas company, which had previously focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties, with its principal properties and operations located in the U.S. Permian Basin and additional properties in the Louisiana U.S. Gulf Coast region. The Company intends to continue to maintain its legacy oil and gas assets as well as the AGIG business. The Company intends to continue both businesses in order to keep its revenue streams diversified, however, all capital investment and management focus will be on the AGIG recycling and renewables business rather than the legacy oil and gas business of Houston American Energy Corp. (“HUSA”).

After the Share Exchange, the Company primarily operates as a technology solutions company in the recycling and renewable energy, environmental change, fuels and chemicals sectors. The Company, through its now wholly owned subsidiary, AGIG, is focused on using waste products to decarbonize the energy, fuels and chemicals sector by providing renewable or recycled alternatives. AGIG uses a combination of proprietary, licensed and commercialized technologies to produce a complete process that turns waste plastics and biomass into crude or drop-in alternatives to fossil derived energy, fuels and chemicals. AGIG’s holistic approach has brought together the complete commercial chain with feedstocks, technology, a diverse management team, and world class off-take partners for the growing suite of products in place.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared following accounting principles generally accepted in the United States of America, (“GAAP”) which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $46,055,127 as of December 31, 2025. For the year ended December 31, 2025, the Company’s legacy HUSA business generated $410,632 from oil and gas related activities, and AGIG received grant income of $737,811. The term of the Company’s grant ended effective March 31, 2025, and no further grant income is anticipated at this time. For the year ended December 31, 2025, the Company reported a net loss of $29,460,935 and negative working capital of $1,043785. No assurances can be given that the Company’s share price or that the volume of shares traded will be sufficient for the Company to be able to draw down sufficient funds under its ELOC Agreement to fund the Company’s working capital needs to implement its business plan or that the Company will be able to successfully negotiate extensions to the terms of its current borrowings. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.

As previously disclosed, on February 20, 2025, the Company entered into a share exchange agreement, as amended by that certain amendment to the share exchange agreement, dated as of June 27, 2025 (the “Share Exchange Agreement”), with Abundia Financial, LLC, a Delaware limited liability company (“Abundia Financial”), and Bower Family Holdings, LLC, a North Carolina limited liability company (“BFH”, and together with Abundia Financial, the “AGIG Unitholders”). The AGIG Unitholders were the record and beneficial owners of all the issued and outstanding units of AGIG. On July 1, 2025, as contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding units of AGIG from the AGIG Unitholders in exchange for issuing to the AGIG Unitholders an aggregate of 31,778,032 shares of the Company’s common stock, which equaled 94% of the sum of the Company’s aggregate issued and outstanding common stock at the time of the closing of such transaction and certain shares of common stock to be issued pursuant to a future Company equity incentive plan.

For accounting purposes, the Share Exchange is treated as a reverse acquisition, with AGIG as the surviving entity. As such, the historical financial statements of the accounting acquirer, AGIG, became the historical consolidated financial statements of the Company. Accordingly, references to the “Company” solely in the consolidated financial statements, and these accompanying notes refer to AGIG unless the context indicates otherwise.

See the discussion of the Share Exchange Agreement at Note 4 – Acquisition.

Reverse Stock Split

On June 6, 2025. the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of all outstanding shares of its common stock, $0.0001 par value per share (“Common Stock”).

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

Use of Estimates

In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes, and determination of proved reserves of oil and gas and asset retirement obligations (“ARO”). Changes in facts and circumstances may result in revised estimates, and actual results may differ from these estimates.

Consolidation

These consolidated financial statements include the financial statements of the Company and the following subsidiary companies from the date of their formation or incorporation:

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries.

Company Name	Country of Formation / Incorporation	Date of Formation / Incorporation	Percentage Ownership
Abundia Biomass LLC	USA	March 26, 2019	100%
Abundia Biomass-to-Liquids Limited	UK	July 10, 2020	100%**
Abundia Plastics to Liquids LLC	US	September 10, 2021	98.5%*
Abundia Plastics Europe Limited	UK	January 14, 2020	100%
Abundia Global Impact Group LLC	US	March 26, 2019	100%
Abundia Global Impact Group (Ireland) Limited	Ireland	February 4, 2022	100%
Abundia Global Impact Group (UK) Limited	UK	May 5, 2023	100%
HAEC Louisiana E&P Inc	USA	July 7, 2008	100%

*	100% ownership through June 30, 2025
**	77.5% ownership through October 6, 2025

All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net income or financial position in any of the periods presented.

Segment Reporting

Under the terms of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments are defined as components of an entity for which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance. Based on this guidance, the Company’s segment structure now reflects the Company’s two operating and reporting segments; legacy oil and gas (“O&G”) operations and its newly added emerging renewables initiatives (“Renewables”). See Note 5 – Segment Reporting below.

Business Combinations

For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The consideration transferred for the acquired business is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances, and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date.

Foreign Currency Translation and Transaction Gains and Losses

The Company has functional currencies in Euros, US Dollars and British Pounds Sterling and its reporting currency is the US Dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in other comprehensive losses.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our shares of common stock and all other voting equity securities, including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 12 – Notes and Convertible Notes Payable for details of related party transactions during the years ended December 31, 2025, and 2024.

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

Accounts Receivable, net

Accounts receivable are recorded at their net realizable values.

Allowance for Accounts Receivable

The Company’s ability to collect outstanding receivables is critical to its operating performance and cashflows. Accounts receivables are stated at an amount management expects to collect from outstanding balances. The Company extends credit in the normal course of business. The Company regularly reviews outstanding receivables and when the Company determines that a party may not be able to make required payments, a charge to bad debt expense in the period of determination is made. Though the Company’s bad debts have not historically been significant, the Company could experience increased bad debt expenses should a financial downturn occur. The Company updated its impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable and contract asset. In relation to available-for-sale (“AFS”) debt securities, the guidance eliminates the concept of “other-than-temporary” impairment and instead focuses on determining whether any impairment is a result of a credit loss or other factors. The adoption of ASC 326 did not have a material impact on our audited consolidated financial statements as of the adoption date.

Prepaid Expenses

Prepaid expenses consist of amounts paid in advance for goods or services received in future periods.

Other Current Assets

Other current assets consist of a refundable deposit related to a feasibility study for a potential real estate acquisition, a refundable deposit related to a potential business acquisition and a receivable from the Irish government for recoverable value-added tax (“VAT”) incurred on expenses.

Fair Value Measurement

The Company records its financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 - inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liabilities classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Property and Equipment

Land

Land is initially recorded at its purchase price plus any directly attributable costs. Land is considered to have an indefinite life and so no depreciation is recorded.

Land is subject to review for impairment only when specific triggering events or changes in circumstances indicate that its carrying amount might not be recoverable.

Oil and Gas Assets

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a units-of-production method over the estimated productive life of the reserves. Unevaluated oil and gas properties are excluded from this calculation. The capitalized oil and gas property costs, less accumulated amortization, are limited to an amount (the ceiling limitation) equal to the sum of: (a) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated using a 12-month average first-day-of-month price, adjusted for differentials (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (b) the cost of unproved and unevaluated properties excluded from the costs being amortized; (c) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (d) related income tax effects. Costs in excess of this ceiling are charged to proved properties impairment expense.

Construction in Progress

Construction in progress (“CIP”) represents costs incurred for property and equipment that are not yet complete nor ready for their intended use. CIP includes direct costs of construction or acquisition, including materials, labor, and contracted services.

Assets are transferred from CIP to the appropriate property and equipment category when the asset is substantially complete and ready for its intended use. Once placed in service, the assets are depreciated over their estimated useful lives using the straight-line method.

CIP is not depreciated until the related assets are placed in service.

The Company evaluates CIP projects for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the years ended December 31, 2025, and 2024, no impairment charges were recognized related to CIP.

Property and Equipment

All other property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. In accordance with ASC 350, Intangibles—Goodwill and Other, the Company assigns goodwill to reporting units based on the reporting units expected to benefit from the business combination. The Company evaluates its reporting units periodically, including when changes to operating segments occur. When reporting units are redefined, goodwill is reallocated to the affected reporting units using a relatively fair value approach.

Goodwill is considered to have an indefinite useful life and is not amortized. Consistent with the requirements of ASC 350, the Company tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that impairment may exist. As a first step, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment indicates that impairment is more likely than not, the Company performs a quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the Company recognizes an impairment loss in the statement of operations equal to the excess.

Technology Licenses

Payments in connection with license agreements that are to be applied against future license fees are capitalized as other assets pending the commencement of fee generating operations under the license agreements. When fee generating operations under the license agreements commence, the payments will be applied against the balance of fees due and payable. In the event of fee generating operations under the license agreements fail to occur, the payments will be expensed as abortive transaction costs.

Capitalized Patent Costs

Patent costs, including legal fees associated with the creation of intellectual property and patent registration costs, are capitalized as incurred. These costs are amortized over the estimated useful life of the patent commencing from the date the patent has been granted. Costs incurred in respect of patent applications which are abandoned before a patent has been granted are expensed at the date of abandonment. Annual registration fees on patents which have been granted are expensed in the year in which they are incurred.

Impairment of Long-Lived Assets

Oil and Gas Assets

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the net book value of the oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.

During the years ended December 31, 2025, the Company reviewed its long-lived assets for impairment and determined an impairment amount of $431,900 was required based on the full cost ceiling test.

Non-Oil and Gas Assets

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

Leases

The Company accounts for leases in accordance with ASC 842. The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

The Company’s facilities operating leases have lease and non-lease fixed cost components, which we have elected to account for as one single lease component in calculating the present value of minimum lease payments. Variable lease and non-lease cost components are expensed as incurred.

The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less. The Company recognizes the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

Equity Line of Credit (“ELOC”)

The Company accounts for its Equity Line of Credit (the “ELOC”) facility as a derivative financial asset in accordance with ASC 815, Derivatives and Hedging. The ELOC does not meet the “fixed-for-fixed” criterion for equity classification, nor does it meet the criteria for liability classification under ASC 480. As such, The ELOC is measured at fair value, with changes in fair value recognized in earnings. The Company’s ELOC is structured as a put option under the Common Stock Purchase Agreement and the initial fair value of the ELOC is de minimis due to near or at-market pricing. The Company analyzed the terms of the ELOC Agreement and concluded that the put option had de minimis value as of December 31, 2025.

Commitment shares issued in connection with the ELOC are accounted for as an issuance of equity in accordance with ASC 505, Equity and treated as a day one expense as prescribed by ASC 825. Transaction costs related to the ELOC are expensed as incurred in accordance with ASC 825, Financial Instruments. See Note 18 – Capital Stock below for further details.

Convertible Note

The Company has evaluated the accounting treatment for the AGIG Convertible Note (as defined in Note 12 – Notes and Convertible Note Payable) issued on November 7, 2022, for $5,000,000 and concluded that it did not meet the criteria for classification as an ASC 480 liability. Management classified the AGIG Convertible Note as current and non-current liabilities on the balance sheet upon issuance, measured at their carrying amounts.

Management identified certain embedded features within the AGIG Convertible Note and determined that both the contingent conversion option (i.e., conversion upon event of default) and the non-contingent conversion option (i.e., conversion at any time after the AGIG Convertible Note issuance date) should be analyzed as one feature with a contingency and various adjustments. The conversion features were evaluated under the indexation guidance within ASC 815-40-15 and management determined that the conversion option qualifies to be classified in shareholders’ equity at issuance as if they were freestanding shares of common stock. Therefore, the conversion options are not required to be bifurcated from the host contract and are accounted for as derivative financial instruments at issuance.

All other embedded derivative features are considered clearly and closely related and do not require separate bifurcation pursuant to ASC 815.

Issuance costs and any lender fees were presented as a reduction to the carrying balance of the Convertible Note and amortized over its expected life, which corresponds to the contractual term. See Note 12 – Notes and Convertible Notes below for further details.

Derivative Instruments

The Company evaluates its convertible promissory note, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 480 of the FASB ASC and Topic 815 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the consolidated statements of operations as a component of other income or expense.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date, and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Warrants

Warrants are accounted in accordance with the guidance contained in ASC 815-40-15-7D. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

The relative fair value of the warrants issued in conjunction with the convertible note has been treated as a debt discount with an offsetting credit to warrant liabilities. The debt discount related to the warrant issuances is being accreted to interest expense over the term of the note.

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, customer disputes, government investigations and tax matters. An accrual for a loss of contingency is recognized when it is probable that an asset had been impaired, or a liability had been incurred and the amount of loss can be reasonably estimated.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents (if any) and any marketable securities (if any). The Company had cash deposits of $4,420,990 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of December 31, 2025. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process in which: (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Asset Retirement Obligations

For the Company, ARO represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Although the Company’s policy with respect to ARO is to assign depleted wells to a salvager for the assumption of abandonment obligations before the wells have reached their economic limits, the Company has estimated its future ARO obligation with respect to its operations. The ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability have been included in the computation of the discounted present value of estimated future net revenues. ARO are classified as Level 3 (unobservable inputs) fair value measurements

Revenue Recognition

The Company’s revenue is comprised principally of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. Natural gas liquids (“NGLs”), are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

The Company estimated the revenue and related expenses for two US wells for the month of December 2025. Using actual oil production results for the month, the Company used historical lease operating expenses and average price per BBL from prior months to calculate these estimates. No gas or NGL related revenue or expenses are included in the estimate.

Research and Development

In accordance with ASC 730, Research and Development, the Company follows the policy of expensing its third-party research and development consulting costs in the period in which they are incurred. The Company incurred research and development expenses of $752,287 and $ 1,651,170, respectively, during the years ended December 31, 2025, and 2024.

Accounting for Share-Based Compensation

The Company recognizes the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that the Company grants under its equity incentive plan in its consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting conditions, which require the achievement of a specific company’s financial performance goal at the end of the performance period and required service period, are recognized over the performance period. Each reporting period, the Company reassesses the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or is expected to be lower than initially expected.

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price of volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year.

The grant date of fair value of restricted stock and restricted stock units is based on the closing price of the underlying stock on the date of the grant.

The Company has elected to reduce share-based compensation expense for forfeitures as the forfeitures occur since the Company does not have historical data or other factors to appropriately estimate the expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations.

Grant Income and Government Grant Receivable

In the absence of comprehensive recognition and measurement guidance within the scope of authoritative GAAP for the government grant that the Company has been awarded, in accordance with guidance in ASC 832 “Government Assistance”, the Company has accounted for the grant it has received from the government by analogy using the terms of IAS 20, Accounting for Government Grants and Disclosures of Government Accounting Assistance. The Company receives funding under a government grant which reimburses the Company for certain qualifying research and development and related expenditures. Grant funding for research and development received under grant agreements where there is no obligation to repay grant funds is recognized as grant income in the period during which the related qualifying expenses are incurred, provided that the grants are fully approved by the granting agencies and the conditions under which the grants were provided have been met. Grant income recognized upon incurring qualifying expenses in advance of receipt of grant funding is recorded in the consolidated balance sheet as government grants receivable.

Interest Expense

Total interest expense, including accrued interest expense and debt discount amortization, is presented as a single line item within Other Income (Expense) on the Consolidated Statements of Operations

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive. See Note 22 - Loss Per Share Common Share below.

Recent Accounting Pronouncements

Adopted Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the annual period ended December 31, 2025 and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. On January 1, 2025, the Company adopted the provisions of ASU 2023-09 on a prospective basis, and the required disclosures have been included in this Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements included in this Annual Report on Form 10-K but did result in additional disclosures in the income tax footnote.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) —Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. ASU 2025-03 applies to all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company has evaluated the impact of this guidance on its consolidated financial statements and has elected for early adoption on a proactive basis commencing January 1, 2025, as permitted by the guidance. The impact is reflected in the consolidated financial statements.

Not Yet Adopted Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations, or financial statement disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenues from Contracts with Customers (Topic 606)—Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this ASU revise the master glossary definition of the term performance condition for share-based consideration payable to a customer. Further, the amendments in this ASU clarify that share-based consideration encompasses the same instruments as share-based payment arrangements, but the grantee does not need to be a supplier of goods or services to the grantor. Finally, the amendments in this ASU clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. The amendments in this ASU are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026, with updates to be applied on a retrospective or modified retrospective basis Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2025-04 on its consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU may be applied on a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied by either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

NOTE 4 – ACQUISITION

On July 1, 2025, as contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding units of AGIG LLC from the AGIG Unitholders in exchange for issuing to the AGIG Unitholders an aggregate of 31,778,032 shares of common stock, which was equal to 94% of the sum of (a) the aggregate issued and outstanding Common Stock at the time of the Closing, plus (b) all Common Stock approved for issuance by the Company under a future equity incentive plan at the time of the Closing. Total consideration transferred was $21.7 million.

The Share Exchange was accounted for as a reverse acquisition in accordance with GAAP within ASC Topic 805, Business Combinations (“ASC 805”), whereby AGIG LLC, the legal acquiree, is considered the accounting acquirer and AGIG, the legal acquirer, is treated as the acquired company for financial reporting purposes. AGIG LLC was considered the accounting acquirer as its controlling shareholder, Abundia Financial, will hold approximately 84.9% of the issued and outstanding common stock and was deemed a controlling shareholder of the Company following the Share Exchange.

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

The goodwill arising on the Share Exchange is not deductible for tax purposes.

The Company incurred $13,081,201 of acquisition-related expenses related to the transaction during the year ended December 31, 2025, $12,390,253 of this was a success fee paid by the controlling shareholder on behalf of the Company, the remaining $690,948 of acquisition-related expenses are included in general and administrative expenses.

The operating results of the Company’s legacy business were included in the consolidated results of operations from the date of the Share Exchange. The consolidated financial statements for the year ended December 31, 2025 include revenues and net loss of $410,632 million and $20,152,734, respectively, for the period from the closing date of the Share Exchange through December 31, 2025.

The following unaudited pro forma financial information presents the combined results of operations for the Company and AGIG for the years December 31, 2025, and 2024, respectively. The unaudited condensed consolidated pro forma results of operations are as follows:

	Year Ended December 31,
	2025	2024
Revenue	$623,534	$560,180
Net loss	$(13,942,176)	$(30,022,391)

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

NOTE 5 – SEGMENT REPORTING

Upon completion of the Share Exchange, the Company re-evaluated its reporting segments. The Company’s determination of reporting segments was made on the basis of its operations, products, and the economic characteristics of each of its operating segments and corresponds to the manner in which its Chief Operating Decision Maker (“CODM”) reviews and evaluates performance to make decisions about resources to be allocated to the segment. As a result, the Company’s segment structure has been reassessed and now reflects the Company’s legacy O&G operations as well as its newly added emerging renewables initiatives (“Renewables”).

The O&G segment generates revenue from oil and gas operations whereas Renewables is in the pre-revenue stage, primarily incurring research and development and start-up costs associated with its development of scalable technologies for converting plastic and biomass waste into renewable fuels and chemicals. The CODM is a committee including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

The Company measures and evaluates its reportable segments based on their respective adjusted net income (loss), general and administrative expenses, research and development costs, and professional fees. The Company excludes certain corporate-related expenses and certain transactions or adjustments that the CODM considers to be non-operational, such as changes in fair value of warrant liabilities, restructuring charges, interest expense and income and amounts related to depreciation, depletion and amortization expense. Although these amounts are excluded, they are included in reported Loss before income taxes within the accompanying audited consolidated statements of operations and are included in the reconciliation below. The CODM uses segment adjusted net loss in the budget and forecasting process and to monitor budgets versus actual results, which are used in assessing the performance of the reportable segments and to allocate resources across the reportable segments. The balance sheet is presented on a consolidated basis, as the CODM does not use segment specific asset or liability information, including fixed assets, to assess performance. As a result, segment asset and liability details are disclosed at the aggregate level.

A reconciliation of net loss for the reportable segments to the applicable line items within the accompanying consolidated statements of operations is as follows.

	Year Ended December 31, 2025
	O&G	Renewables	Total
Revenue	$410,632	$-	$410,632

Segment expense:
General and administrative expenses	-	10,584,333	10,584,333
Research and development costs	-	752,287	752,287
Operating lease expense and severance tax	221,053	-	221,053
Adjusted segment operating income (loss)	189,579	(11,336,620)	(11,147,041)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	192,311	16,754	209,065
Success fee paid on Share Exchange by controlling shareholder	-	12,390,253	12,390,253
Shares issued as commitment fee for equity line of credit	-	3,342,000	3,342,000
Impairment of technology licenses	-	1,115,000	1,115,000
Impairment of oil and gas assets	431,900	-	431,900
Write off of application costs on abandoned patent applications	-	112,128	112,128
Interest expense	-	625,599	625,599
Loss on debt extinguishment	-	880,379	880,379
Interest income	-	(25,370)	(25,370)
Grant income	-	(737,811)	(737,811)
Change in fair value of warranty liability	-	(45,965)	(45,965)
Foreign currency loss	-	16,716	16,716
Loss before income taxes	$(434,632)	$(29,026,303)	$(29,460,935)

	Year Ended December 31, 2024
	O&G	Renewables	Total
Revenue	$-	$-	$-
Segment expense:
General and administrative expenses	-	2,440,150	2,440,150
Research and development costs	-	1,651,170	1,651,170
Adjusted segment operating loss	-	4,091,320	4,091,320

Reconciliation of “Adjusted segment operating loss” to “Loss before income taxes”
Depreciation and amortization	-	15,507	15,507
Provision for loss on convertible note receivable	-	2,942,029	2,942,029
Impairment of technology license	-	1,000,000	1,000,000
Interest expense	-	401,096	401,096
Interest income	-	(242,459)	(242,459)
Grant income	-	(2,545,783)	(2,545,783)
Changes in fair value of warrant liability	-	(2,084,150)	(2,084,150)
Foreign currency loss	-	44,388	44,388
Loss before income taxes	$-	$(3,621,948)	$(3,621,948)

	Year Ended December 31,
	2025	2024
Depreciation, depletion and amortization:
O&G	$192,311	$-
Renewables	16,754	15,507
Consolidated depreciation, depletion and amortization expense	$209,065	$15,507

	As of December 31,
	2025	2024
Assets:
O&G	$794,963	$-
Renewables	31,060,466	4,114,688
Total assets of reportable segments	$31,855,429	$4,114,688

NOTE 6 – OIL AND GAS REVENUE

The following table disaggregates revenue by significant product type for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Oil sales	$217,674	$-
Natural gas sales	103,795	-
Natural gas liquids sales	89,163	-
Total revenue from customers	$410,632	$-

Oil and gas revenues for the legacy HUSA business have been included in the statement of operations from July 1, 2025. See Note 4 – Acquisition above.

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2025, or 2024.

NOTE 7 - GRANT INCOME

Grant income relates to a grant awarded by the UK government to the Company’s UK subsidiary, Abundia Biomass-to-Liquids Ltd, under its Advance Fuel Fund competition for the development of sustainable aviation fuel production plants in the UK. The total grant amount awarded was £4,484,431 ($5,400,000) and was delivered as a reclaim for eligible project-related expenditure paid each quarter.

The grant reimbursed the Company for pre-approved eligible project research and development costs, related professional fees and general and administrative costs. These costs were included in the Company’s operating expenses in the Company’s consolidated statements of operations. The eligible expenses for reimbursement also include a 20% mark up on certain related administrative and staff costs.

During the years ended December 31, 2025, and 2024, the Company incurred $737,811 and $2,545,783, respectively, in expenditure eligible for reimbursement which has been recognized as grant income in other income in the consolidated statements of operations.

The Company received reimbursement of $943,235 and $2,340,359, respectively during the years ended December 31, 2025, and 2024.

There was a balance of the grant receivable of $0 and $205,424, respectively, as of December 31, 2025, and 2024.

The term of the grant was completed on March 31, 2025, and no further grant income is expected at this time.

NOTE 8 – PROPERTY AND EQUIPMENT

	Estimated	December 31,
	Useful Life	2025	2024

Cost
Land	Indefinite	$8,576,854	$-
Oil and gas properties	Based on units of production	1,362,250	-
Impairment		(431,900)
Oil and gas properties net of impairment		930,350
Construction in progress	N/A	630,830	-
Computer equipment	3 years	3,603	3,603

Total cost		$10,141,637	$3,603

Accumulated depletion and depreciation		(195,916)	(3,291)

Property and equipment, net		$9,945,721	$312

Land

On July 11, 2025, the Company completed the purchase of a 25-acre site at the Cedar Port Industrial Park (“The Cedar Port Property”) located in Baytown, Texas from TGS Cedar Port Partners (“TGS”), a Texas limited partnership, for a total purchase price of $8,576,854.

The Company plans to construct its first plastics recycling plant at the location, transforming plastic waste into pyrolysis oil. The strategically located site will be the foundation for a U.S. innovation hub dedicated to developing recycling, renewable and circular technologies supported by the industrial park’s robust infrastructure.

As land is considered to have an indefinite life, no depreciation has been recognized in respect of this asset

Oil and gas properties

Substantially, all of the Company’s oil and gas properties are located in Texas.

During the years ended December 31, 2025, and 2024, the Company recorded depletion expense of $192,311 and $0, respectively.

During the years ended December 31, 2025, and 2024, the Company recorded impairment expense of $431,900 and $0, respectively which related to the Company’s O&G segment.

Construction in Progress

During the year ended December 31, 2025, the Company commenced the construction of its first plastics recycling plant on its property in Baytown, Texas, transforming plastic waste into pyrolysis oil. CIP of $630,830 and $nil was recorded for the years ended December 31, 2025 and 2024, respectively.

No depreciation is recognized while assets are under construction.

NOTE 9 – GOODWILL

As described in Note 4 – Acquisition above, goodwill was recognized in connection with the Share Exchange on July 1, 2025. The carrying value of goodwill at December 31, 2025 and December 31, 2024, was $13.0 million and $0 million, respectively. There were no changes to the carrying value of goodwill from July 1, through December 31, 2025. The Company has two reporting units for goodwill purposes: (1) HUSA, representing legacy O&Gs operations, and (2) AGIG, representing renewable energy operations.

No impairment charges were recognized for the year ended December 31, 2025.

The table below summarizes the changes in goodwill from January 1, 2025 through December 31, 2025.

	AGIG	HUSA	Total
Goodwill - January 1, 2025	$-	$-	$-
New Acquisition	12,986,150	-	12,986,150
Goodwill - December 31, 2025	$12,986,150	$-	$12,986,150

NOTE 10 – TECHNOLOGY LICENCES

	December 31
	2025	2024
Opening balance	$2,115,000	$3,115,000
Additional payments	1,005,025	—
Impairment	(1,115,000)	(1,000,000)
Closing balance	$2,005,025	$2,115,000

Plastic Recycling

Effective September 24, 2021, AGIG Plastics to Liquids LLC, a wholly owned subsidiary of AGIG, entered into a technology license and service agreement with, an unrelated third party that has developed the technology to transform plastic waste into petrochemical products, which can be further refined into fuels, waxes, and new plastic production. The purpose of the license agreement was to permit AGIG to utilize this technology in its plastics recycling plants. An initial non-refundable deposit of $500,000 was paid in respect of this agreement during the year ended December 31, 2022, which has been capitalized and is creditable against future license fees. A further non-refundable deposit of $500,000 was paid in respect of this agreement during the year ended December 31, 2023, which has also been capitalized and is creditable against future license fees. During the year ended December 31, 2025, a further $1,005,025 was paid in connection with this license as a result of the Company commencing the construction of its first plastics recycling plant at its Baytown, Texas facility. As of December 31, 2025 and 2024, the total non-refundable deposit that had been paid in respect of this agreement was $2,005,025 and $1,000,000, respectively. Further ongoing license fees become due and payable indefinitely as plants are built and commissioned.

Effective December 31, 2025 and 2024, upon assessment of this license, it was determined that no impairment was required in respect of this license.

Biomass Conversion

Effective May 11, 2022, AGIG entered into a Services Agreement with a third-party manufacturer. The purpose of the Services Agreement is for the third party to manufacture and sell to AGIG the units required for the pyrolysis process used in our biomass to energy, fuels and chemicals process. At times through the terms of the agreement, the Company may be requested to provide payments at the request of the third party to fund costs associated with the agreement utilizing a cost-plus fixed fee method. These payments are applied to the initial deposit of the Services Agreement. During the year ended December 31, 2023, $240,000 was paid in additional deposits in respect of this agreement. As of December 31, 2024 and 2023, the total non-refundable deposits that had been paid in respect of this agreement was $1,115,000. The Services Agreement has an indefinite term. In connection with the Services Agreement, the Company entered into a separate License Agreement with the third-party manufacturer. The License Agreement provides the Company with a defined number of units of the Licensor’s intellectual property and the proprietary rights know-how to the successful assembly, installation and operation of the units. The effective date of the agreement is the earlier of (i) an event of default, (ii) an intellectual property transfer amongst the parties, and (iii) a force majeure termination. In an event of default, the Company acquires the proprietary, patent-protected, clean energy system if the third-party manufacturer defaults on the Services Agreement for cash considerations.

Effective December 31, 2025, upon assessment of this license, it was determined that due to obtaining further information about the effectiveness of the technology of the License in question, the Company now does not intend to use the technology going forward. Accordingly, management determined that this license deposit no longer had any future economic benefit as there were no expected future cash flows, no alternative use, and no marketability for sale or transfer. The Company therefore wrote off $1,115,000 at December 31, 2025 representing the full carrying value of this License. The impairment was recognized in operating expenses as impairment of technology licenses in the Company’s consolidated statements of operations and related to the Company’s Renewables segment.

Development Agreement

Effective November 23, 2022, AGIG entered into a Development, Collaboration & License Agreement (“DCLA”) agreement with a third-party technology company. Under the term the DCLA, which has an initial term of 3 years, both parties entered into a Joint Development Project with both parties being entitled to license each other’s existing intellectual property. During the year ended December 31, 2022, AGIG paid a $1 million collaboration fee to support the development of the project, which is creditable against future license payments under the terms of DCLA.

Effective December 31, 2024, upon assessment of this license, it was determined that based on the receipt of further information about the effectiveness of the technology of the License in question, the Company now does not intend to use the technology going forward. Accordingly, management determined that this license deposit no longer had any future economic benefit as there were no expected future cash flows, no alternative use, and no marketability for sale or transfer. The Company therefore wrote off $1,000,000 at December 31, 2024 representing the full carrying value of this License. The impairment was recognized in operating expenses as impairment of technology license in the Company’s consolidated statements of operations.

NOTE 11 – CAPITALIZED PATENT COSTS

The Company has applied for a number of patents and a trademark relating to its proposed business plan. During the years ended December 31, 2025, and 2024, 3 and 7 patent applications, respectively, were granted.

	Weighted Average Remaining Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2025

Pending patent applications	N/A	$1,069,914	$-	$1,069,914
Granted patents	18.1	363,227	(34,846)	328,381
Total patent costs		$1,433,141	$(34,846)	$1,398,295

December 31, 2024

Pending patent applications	N/A	$826,203	$-	$826,203
Granted patents	17.9	338,061	(18,404)	319,657
Total patent costs		$1,164,264	$(18,404)	$1,145,860

During the years ended December 31, 2025 and 2024, the Company recognized amortization expense in respect of granted patents of $16,442 and $14,305, respectively.

During the years ended December 31, 2025 and 2024, the Company wrote off legal fees incurred of abandoned patent applications of $112,125 and $nil, respectively.

As of December 31, 2025, expected amortization expense for granted patents for the next five years thereafter are as follows:

As of December 31, 2025
2026	$18,161
2027	18,161
2028	18,161
2029	18,161
2030	18,161
Thereafter	237,576
Total	$328,381

NOTE 12 – NOTES AND CONVERTIBLE NOTE PAYABLE

NOTE AND CONVERTIBLE NOTES PAYABLE DUE WITHIN 1 YEAR

	December 31,
	2025	2024
AGIG convertible note payable	$-	$5,000,000
Accrued interest on AGIG convertible note payable	-	860,274
BFH AGIG note payable – related party	435,000	-
BFH HUSA note payable – related party	3,500,000	-
Accrued interest on BFH HUSA note payable – related party	33,562	-
	$3,968,562	$5,860,274

CONVERTIBLE NOTE PAYABLE DUE GREATER THAN 1 YEAR

AGIG convertible note payable	$5,000,000	$-
Accrued interest on AGIG convertible note payable	1,260,274	-
Convertible note payable non current	$6,260,274	$-

TOTAL NOTE AND CONVERTIBLE NOTES PAYABLE	$10,228,836	5,860,274

As of December 31, 2025, and 2024, the weighted average interest rate on the Company’s notes and convertible notes payable was 7.2% and 8%, respectively.

Future annual repayment of notes – related party, convertible notes and accrued interest as of December 31, 2025 is as follows:

Years ended December 31,
Due on demand	$435,000
2026	3,533,562
2027	6,260,274
Present value of minimum payments	$10,228,836

AGIG Convertible Note Payable

Effective November 7, 2022, AGIG LLC issued a $5,000,000 convertible promissory note (the “AGIG Convertible Note”) with an interest rate of 8%. Repayment or conversion of this note into equity securities of AGIG LLC occurs as follows (a) repayment at the Maturity date of November 7, 2023, or (b) at the lender’s sole option, conversion of the outstanding principal and interest into equity securities of AGIG LLC, upon the closing of a private offering of AGIG LLC, equity securities (“Next Round Funding”). If the lender exercises its option to convert the AGIG Convertible Note into equity securities, the AGIG Convertible Note is convertible into a variable number of equity securities at the same price paid by investors in the Next Round Funding to satisfy the outstanding AGIG Convertible Note balance. The Company had the option to extend the maturity date of the AGIG Convertible Note by 12 months with the mutual consent of the lender. On September 29, 2025, the maturity date on the AGIG convertible note payable was extended to January 1, 2027. The classification of the debt as due in more than year reflects this extension.

During the years ended December 31, 2025, and 2024, the Company recognized interest expense of $400,000 in both years. As of December 31, 2025, and 2024, the balance of the outstanding AGIG Convertible Note, together with accrued interest was $6,260,274 and $5,860,274, respectively. As of December 31, 2025, and 2024, the effective annual interest yield on the AGIG Convertible Note was 8%.

BFH AGIG Note Payable - Related Party

Effective February 28, 2025, BFH (a related party) advanced $885,000 to the Company by way of a note payable. The note payable is interest-free, due and payable in full on or before the 120th day following the date of funding (the “Maturity Date”) and was collateralized by the grant receivable from the UK government’s Advance Fuel Fund. The Company was required to repay the note payable in tranches before the Maturity Date from grant reimbursement funds received by the Company under its grant receivable, $450,000 was repaid on the note before the maturity date. Effective August 14, 2025, the related party lender waived the default under the terms of the note payable and extended the term of the note payable until such reasonable time that the Company has adequate cash on hand to repay the note.

3i HUSA Convertible Note

On July 10, 2025, the Company entered into a securities purchase agreement with an institutional investor (“3i”), pursuant to which the Company issued a senior secured convertible note in the original principal amount of $5,434,783 (the “3i HUSA Convertible Note”) with 8.0% original issue discount and received $5,000,000 in cash. The Company used the net proceeds from the 3i HUSA Convertible Note, together with cash on hand, to finance the acquisition of a 25-acre site in Baytown, Texas.

During the year ended December 31, 2025, the Company made prepayments on the 3i HUSA Convertible Note using proceeds from its equity line of credit, registered direct offerings, and proceeds from the issuance of debt to Bower Family Holdings, LLC (“BFH”), a related party. The Company fully extinguished the remaining principal balance of the 3i HUSA Convertible Note during the fourth quarter of 2025. Total cash payments made during the year ended December 31, 2025 amounted to $5,994,139.

As a result of these prepayments and the extinguishment of the debt, the Company recognized a total loss on debt extinguishment of $880,379 in the consolidated statements of operations for the year ended December 31, 2025. This loss consisted of the write-off of unamortized debt discount of $321,023 and prepayment premiums of $559,356.

During the year ended December 31, 2025, the Company recognized interest expense of $225,600 related to the 3i HUSA Convertible Note, which included $113,760 attributable to the amortization of the debt discount.

BFH HUSA Note Payable – Related Party

On November 12, 2025, in exchange for BFH (a related party) paying $3,500,000 to prepay, on behalf of the Company, a portion of the 3i HUSA Convertible Note per contractual terms of the 3i HUSA Convertible Note, the Company issued to BFH a new senior secured note in the original principal amount of $3,500,000 (the “BFH HUSA Note”).

The BFH HUSA Note bears interest at 7.0% per annum and has a stated maturity date 12 months from the date of issuance, unless earlier prepaid in accordance with its terms. Repayment is required to be made in cash on the maturity date. While any portion of the BFH HUSA Note is outstanding, if the Company carries out any subsequent placements, the Company would be required to first use 40.0% of the net proceeds to repay 105% of the outstanding balance of the BFH HUSA Note in cash plus accrued and unpaid charges (if any). Accumulated interest is required to be paid in cash on a quarterly basis.

In the event of a change of control, the Company is required to prepay 100.0% of the aggregate outstanding amount of the BFH HUSA Note plus the make-whole amount in cash upon closing of the change of control transaction. The BFH HUSA Note is subject to customary Events of Default. In the event of a default, interest will accrue at the lesser of 18.0% per annum or the maximum legal rate.

The BFH HUSA Note is secured by a first-priority lien on the land acquired by the Company in Baytown, Texas. The lien established under this agreement is pari passu in priority with any existing debt obligations.

During the year ended December 31, 2025, the Company accrued interest payable of $33,562 in respect of this loan.

As of December 31, 2025, the balance of the outstanding BFH HUSA Note, together with accrued interest, was  $3,533,562 and the effective annual interest yield on this note was 7%.

NOTE 13 - LEASES

Effective August 27, 2025, the Company entered into a triple net lease for approximately 1,413 square feet of office space in Houston, Texas. The lease commenced October 1, 2025, and expires on February 28, 2031.

The Company has elected the practical expedient under ASC 842 not to separate lease and non-lease components for its office facility lease. The Company’s facility lease is a triple-net lease under which the non-lease components, consisting of operating expense reimbursements, are variable in nature and are expensed as incurred. Only fixed lease payments are included in the measurement of the lease liability and right-of-use asset.

Under the terms of the lease, all of the non-lease components are variable in nature, not fixed. The triple net operating expense reimbursements (tenant’s proportionate share of real estate taxes, insurance, CAM, etc.) are estimated monthly at approximately $1,983, but that amount is subject to periodic adjustment and annual true-up to actual landlord costs. Because these amounts fluctuate based on actual costs rather than being fixed in the agreement or tied to a stated index at commencement, they are variable payments excluded from lease payments under ASC 842-10-30-6 and are expensed as incurred. The parking obligation is similarly variable as the lease states the rate is “such amounts as may be charged by Landlord from time to time.” As a result, the only amounts included in the lease liability and ROU asset measurement are the fixed base rent payments ($3,768 escalating to $4,160), reflecting an initial 5-month abatement period.

The Company’s operating ROU asset and lease liability in respect of this property was as follows:

As of December 31, 2025
Operating lease ROU asset	$150,189
Operating lease liability, current	$14,197
Operating lease liability, long-term	$146,942

Remaining lease term	5.2 years
Discount rate	15%

Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

For the Years Ended
	December 31, 2025	December 31, 2024
Cash paid for operating lease	$-	$-

Future annual minimum under non-cancellable operating leases as of December 31, 2025, are as follows:

Years ended December 31,
2026	$37,906
2027	46,351
2028	47,278
2029	48,223
2030	49,188
Thereafter	8,320
Total minimum lease payments	237,266
Less imputed interest	(76,127)
Present value of minimum lease payments	$161,139

NOTE 14 – ASSET RETIREMENT OBLIGATIONS

The following table presents changes in the Company’s ARO during each of the years ended December 31, 2025, and 2024:

	December 31,
	2025	2024

ARO liability at January 1	$-	$-
Additions from Share Exchange	32,248	-
Liabilities settled	-	-
Changes in estimates	-	-
Accretion expense	-	-

ARO liability at December 31	$32,248	$-

NOTE 15 – WARRANT LIABILITIES

Effective November 7, 2022, AGIG issued the $5,000,000 AGIG Convertible Note. As part of the funding agreement the Company agreed that, in the event of a Next Round Funding, the Company would issue a warrant with a term of 5 years to the lender to purchase $5,000,000 worth of the securities issued in the Next Round Funding with an exercise price equivalent to 80% of the price paid by investors in the Next Round Funding.

The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance from ASC 480 and ASC 815-40. The Company determined the warrants failed the indexation guidance under ASC 815-40, as they contain provisions that provide note holders with rights to a variable number of shares based on future financing terms. Specifically, should AGIG, undertake a Next Round Funding before the maturity date, the note holder will receive equity warrants to purchase securities issued in the Next Round Funding at an aggregate value of $5,000,000, with an exercise price equal to 80% of the price paid by investors in the offering. This embedded feature represents a deemed redemption feature due to the substantial premium received by the note holder. As a result, the Company concluded that the redemption features require bifurcation from the convertible note and subsequent accounting as a freestanding warrant liability in accordance with ASC 815-40. The warrants had a fair value of $1,866,243 on issuance and were classified as liabilities with a corresponding decrease to the AGIG Convertible Note outstanding balance of $5,000,000 as a discount resulting in Debt Net of Discount Balance of $3,133,757. This discount was recognized over the initial one-year term of the AGIG Convertible Note as interest expense to par using the effective interest method as noted above. The effective interest rate was 42.10%. The debt discount had been fully amortized during the financial year ended December 31, 2025

Accordingly, pursuant to ASC 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The estimated fair value of the warrants was calculated using the Black Scholes model with the assumptions set out below, weighted for management’s estimate of the probability of a Next Round Funding being completed and discounted back to the valuation date using estimated venture capital rates of return.

	December 31,
Input	2025	2024
Expected term	5 years	5 years
Principal	5,000,000	5,000,000
Exercise price	4,000,000	4,000,000
Volatility	70.9%	74.50%
Dividend yield	0%	0%
Risk free rate of return	3.60%	4.3%
Estimated probability of occurrence of a Next Round Funding	0%	2%
Estimated venture capital rates of return	77.2%	30%

The completion of the Share Exchange on July 1, 2025, has allowed the Company to access capital markets as evidenced in the Equity Line of Credit Agreements and Convertible Note. Consequently, effective June 30, 2025, AGIG estimated the ongoing probability of the occurrence of a Next Round Funding as remote and accordingly the estimated fair value of the warrants was determined to be $0 on an ongoing basis.

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

Effective July 1, 2025, upon the completion of the Share Exchange, this warrant became exercisable and membership units representing 1.5% of AGIG Plastics to Liquids LLC fully diluted capitalization were issued to the warrant holder.

NOTE 16 - FAIR VALUE MEASUREMENTS

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, government grant receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value given the short-term nature of these instruments.

The carrying amounts of the Company’s notes payable approximate their fair values as they bear prevailing market interest rates.

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of December 31, 2025 and 2024 consisted of the following:

Description	Level 1	Level 2	Level 3	Total December 31, 2025
Warrant liabilities	$-	$-	$-	$-

Description	Level 1	Level 2	Level 3	Total December 31, 2024
Warrant liabilities	$-	$-	$45,965	$45,965

The changes in the fair value of the warrant liabilities for the years ended December 31, 2025 and 2024 are summarized as follows:

Fair value at issuance January 1, 2024	$2,130,115
Change in fair value of warrant liabilities	(2,084,150)
Fair value at December 31, 2024	45,965
Change in fair value of warrant liabilities	(45,965)
Fair value at December 31, 2025	$-

Non-recurring Fair Value Measurements

Certain assets, including long-lived assets and certain financial instruments, are measured at fair value on a non-recurring basis if it is determined that impairment indicators are present using Level 3 inputs.

During the year ended December 31, 2025 and 2024, the Company recorded impairments of $1,115,000 and $1,000,000, respectively, related to technology license.

During the year ended December 31, 2025, the Company recorded impairments of $431,900 related to its oil and gas properties.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various legal disputes in the normal course of business. While management cannot predict the outcome of these proceedings with certainty, management does not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to the Company’s financial position, results of operations or cash flows. Management is not aware of any adversarial legal proceedings against the Company during the years ended December 31, 2025 and 2024 or pending as at December 31, 2025.

From time to time, in the normal course of its operations, the Company is subject to litigation of matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a liability for contingent losses when it is both probable that a liability has been incurred, and the amount of the loss is known. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

NOTE 18 - CAPITAL STOCK

Reverse Stock Split

On June 6, 2025. the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of all outstanding shares of its Common Stock, $0.0001 par value per share.

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

Capital Contributions

During the years ended December 31, 2025 and 2024, the Company’s controlling shareholder, made capital contributions of $941,375 and $2,395,100, respectively. These cash contributions were made to support the working capital need of the Company and were made prior to the completion of the Share Exchange.

In connection with the Share Exchange described in Note 4 Acquisition above, the Company incurred a success fee of $12,390,253. This fee was paid by the Company’s controlling shareholder using shares of the Company’s Common Stock that was owned by the controlling shareholder and is therefore treated as a capital contribution.

ELOC Agreement

On July 10, 2025, the Company entered into the ELOC Agreement with an institutional investor (“ELOC Investor”), providing for a 24-month committed equity financing facility, pursuant to which the ELOC Investor has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $100,000,000 of Common Stock, subject to certain limitations set forth in the ELOC Agreement.

The purchase price per share is equal to 96% of the lowest daily volume-weighted average price during a specified measurement period following each purchase notice. The Company may issue up to 10,000,000 shares of Common Stock (exclusive of the commitment shares issued pursuant to the ELOC Agreement described below) under the ELOC, subject to a (i) 9.99% beneficial ownership cap, and (ii) a 19.99% exchange cap, unless shareholder approval is obtained or sales are made at or above the minimum price as defined by NYSE American rules.

As consideration for the ELOC Investors commitment, the Company agreed to issue a total of 300,000 shares of Common Stock as a commitment fee, consisting of 156,000 shares of Common Stock issued at closing and 144,000 shares of Common Stock issued upon the effectiveness of the registration statement registering all shares of Common Stock issuable pursuant to the ELOC. The value of these shares at the time of issue was $3,342,000. This amount has been recognized in the statement of operations for the year ended December 31, 2025. The Company also entered into a registration rights agreement requiring it to file and maintain an effective resale registration statement for such shares issued under the ELOC.

The ELOC Agreement may be terminated by the Company at any time after commencement, provided the commitment fee and legal fees have been paid. The agreement automatically terminates upon the earlier of (i) full drawdown, (ii) expiration of the 24-month term, (iii) delisting, or (iv) bankruptcy events.

During the year ended December 31, 2025, the Company issued 646,149 shares of Common Stock under the ELOC Agreement, for total gross proceeds of $3,925,972.

The Company engaged Univest Securities LLC as a placement agent and agreed to pay a cash fee equal to 1.5% of the gross funding amount for each drawdown.

Shares Issued for Cash Consideration

On November 21, 2025, the Company completed a registered direct offering with certain investors, issuing 2,285,715 shares of its Common Stock at $3.50 per share for net cash consideration of $7,368,902.

NOTE 19 – EQUITY COMPENSATION

Prior to the Share Exchange, the Company had no equity incentive plans in place.

Effective July 1, 2025, upon the completion of the Share Exchange, the legacy HUSA entity had the following equity incentive plans in place:

The Houston American Energy Corp. 2008 Equity Incentive Plan (the “2008 Plan”). The terms of the 2008 Plan, as amended in 2012 and 2013, allowed for the issuance of up to 48,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. This plan has now expired.

The Houston American Energy Corp. 2017 Equity Incentive Plan (the “2017 Plan”). The terms of the 2017 Plan allow for the issuance of up to 40,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company.

The Houston American Energy 2021 Equity Incentive Plan (the “2021 Plan” and, together with the 2008 Plan and the 2017 Plan, the “Plans”). allows for the issuance of up to 50,000 shares of the Company’s common stock pursuant to the grant of stock options and restricted stock. Persons eligible to participate in the Plans are key employees, consultants and directors of the Company

Effective October 9, 2025, the Company adopted the Houston American Energy Corp. 2025 Equity Incentive Plan (the “2025 Plan”). The terms of the 2025 Plan allow for the issuance of up to 750,000 shares of the Company’s common stock pursuant to the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Persons eligible to participate in the 2025 Plan are key employees, consultants and directors of the Company.

As of December 31, 2025, there were 630,000 shares of common stock available for issuance pursuant to future stock or option grants under the 2025 Plan and no further shares of common stock available for issuance pursuant to future stock or option grants under the 2017 and 2021 Plans.

Stock Options Issued and Outstanding

Option activity under the legacy HUSA Equity Plans since the Share Exchange is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2023	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2024	-	-	-	-
Acquired in Share Exchange	87,274	19.26	6.1
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2025	87,274	$19.26	5.6	$-
Exercisable, December 31, 2025	80,961	$20.22	5.3	$-

A summary of non-vested non-qualified stock options activity under the legacy HUSA Equity Plans since the Share Exchange is presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2023	-	$-	$-	$-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Nonvested, December 31, 2024	-	-	-	-
Acquired In Share Exchange	10,886	9.83	-	106,974
Vested	(4,573)	13.50	-	(61,727)
Forfeited	-	-	-	-
Expired	-	-	-	-
Nonvested, December 31, 2025	6,313	$7.17	$-	$45,247

The aggregate intrinsic value for the stock options outstanding and exercisable as of December 31, 2025, was zero because these options were out of the money on December 31, 2025.

As of December 31, 2025, there was $9,039 of unrecognized stock-based compensation expense related to non-vested stock options.

Share awards

Effective June 27, 2025, the HUSA Board of Directors approved the issuance of 120,000 shares of Common Stock to the legacy executive officers, directors and employees of HUSA, subject to shareholder approval. Effective September 8, 2025, the share issuance was approved by written consent of the Company’s controlling shareholder and the Company recognized stock-based compensation of $786,000 which has been recognized in general and administrative expenses in its statement of operations based on the Company’s closing share price of $6.55 at the date of approval.

Accrued Stock Bonuses

During the year ended December 31, 2025, the Company accrued $553,230 in general and administrative expenses in its statement of operations in respect of stock bonuses to be paid to directors and certain consultants for their work for the Company during the course of the year. As the bonuses were not finalized or communicated to the individuals concerned prior to the year end, no issuance of stock was recorded prior to the end of the year.

Restricted Stock / Option Awards

Effective August 1, 2025, the Board authorized the issuance of $80,000 of restricted stock or options awards to four directors as part of their annual compensation and a further $60,000 of restricted stock or options awards to two of these four directors as a signing on fee. The restricted stock or options awards were to vest over a 12-month period and were subject to the approval of the 2025 Plan. As the approval of the 2025 Plan by the Company’s controlling shareholder was considered to be perfunctory, the Company began accruing for the compensation expense associated with these awards over their 12-month vesting period on a straight-line basis commencing August 1, 2025. As of December 31, 2025, stock compensation of $183,333 had been recognized in respect of these restricted stock or options awards and there was a balance of $256,667 unvested stock compensation to be recognized through July 31, 2026. The terms of the awards were not finalized prior to December 31, 2025

NOTE 20 – WARRANTS ACCOUNTED FOR AS EQUITY

Bridge Loan Warrants

As part of the Share Exchange, the Company acquired a number of warrants that had been issued in conjunction with a bridge loan in the Company before the Share Exchange occurred. Such warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 9,440 shares of Common Stock of the Company at $24.63 per share.

Placement Warrants

On November 21, 2025, the Company completed a registered direct offering with certain investors, issuing 2,285,715 shares of its Common Stock at $3.50 per share. In connection with the offering, the Company engaged A.G.P./Alliance Global Partners (the “Placement Agent”) to act as exclusive Placement Agent in connection with the offering. Pursuant to the Placement Agent Agreement, in addition to a fixed fee based on gross proceeds, the Placement Agent was issued a common stock purchase warrant to purchase 2.0% of the securities sold at an exercise price of 110% of the offering price (the Common Stock Purchase Warrant”), which resulted in a Common Stock Purchase Warrant exercisable for 45,714 shares of the Company’s Common Stock. The Common Stock Purchase Warrant is exercisable at any time, has a five (5)-year term and an exercise price of $3.85 per share. The Common Stock Purchase Warrant has an aggregate fair value of $63,542 that was determined using the Black-Scholes pricing model with the following assumptions: 57% volatility, risk free interest rate of 3.59%, an expected life of five years and no dividend. The aggregate fair market value of the Common Stock Purchase Warrant was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital.

A summary of warrant activity and related information for the years ended December 31, 2025 and 2024 is presented below:

	Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2023	-	$-	$-	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2024	-	-	-	-
Acquired on Share Exchange	9,440	24.63	4.2	-
Issued	45,714	3.85	5.0	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2025	55,154	$7.41	4.7	$-
Exercisable at December 31, 2025	55,154	$7.41	4.7	$-

The aggregate intrinsic value for the warrants outstanding and exercisable as of December 31, 2025 was zero because these warrants were out of the money on December 31, 2025.

NOTE 21 – NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARIES

Abundia Biomass to Liquids Ltd

From the date of its formation, Abundia Biomass to Liquids Ltd was owned 77.5% by the Company and 22.5% by a former officer of the Company.

Effective October 26, 2025, the noncontrolling interest in Abundia Biomass to Liquids Ltd was cancelled with the consent of the former officer of the Company as part of his separation agreement with the Company.

In accordance with ASC 810-10-45-23, upon the termination of the noncontrolling interest, the $33,599 balance of the accumulated deficit relating to the noncontrolling interest was transferred to additional paid in capital.

AGIG Plastics to Liquids LLC

From the date of its formation Abundia Plastics to Liquids LLC was owned 100% by the Company.

Effective July 1, 2025, following the Share Exchange, a warrant issued to one of our technology providers vested and was exercised resulting in the technology provider becoming a 1.5% interest holder in Abundia Plastics to Liquids LLC.

Since formation, Abundia Plastics to Liquids LLC has not recognized any income or incurred any expenses and has had no net assets.

Accordingly, the non-controlling interest in Abundia Plastics to Liquids LLC has no value at this time.

NOTE 22 – LOSS PER COMMON SHARE

Loss per common share-basic is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Net loss per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net loss by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income per common share-diluted considers the impact of potentially dilutive securities. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

The Company analyzed the potential dilutive effect of all its agreements; however, for periods presented, the Company reported a net loss. As a result, all potentially dilutive securities were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

The calculation of loss per common share for the periods indicated below were as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to AGIG	$(29,452,289)	(3,608,349)

Effect of common stock equivalents	-	-

Net loss adjusted for common stock equivalents	$(29,452,289)	(3,608,349)

Denominator:
Weighted average common shares - basic	32,847,237	31,778,032

Dilutive effect of common stock equivalents:
Options and warrants	-	-

Denominator:
Weighted average common shares - diluted	32,847,237	31,778,032

Loss per common share - basic	$(0.90)	(0.11)

Loss per common share - diluted	$(0.90)	(0.11)

For the years ended December 31, 2025, and 2024, the following warrants and options to purchase shares of common stock were excluded from the computation of diluted net loss per common share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Stock warrants	55,154	-
Stock options	87,274	-
Approved share awards	120,000	-
Total	262,428	-

 NOTE 23 – INCOME TAXES

Prior to the Share Exchange effective July 1, 2025, the Company was taxed in the US as a partnership for federal and state tax purposes with all tax benefits or liabilities of its operations passing through to its members. Accordingly, the Company itself did not recognize any tax benefits or liabilities in its financial statements in respect of its operations. Subsequent to the Share Exchange, effective July 1, 2025, the Company is a taxable corporation.

During the years ended December 31, 2025 and 2024, the Company’s net loss before income taxes of $29,460,935 and $3,621,948, respectively, includes a US component of loss from operations before income taxes of $27,819,707 and $3,081,772, respectively. It also includes a foreign component comprised of loss from operations before income taxes of $1,641,228 and $540,176 respectively.

A reconciliation of the federal statutory rate of 21% to the effective tax rate for income from continuing operations before income taxes is as follows in accordance with the prospective adoption of ASU 2023-09, which became effective in the year ended December 31, 2025.

Rate Reconciliation	Tax Effected	Rate

U.S. Federal Statutory Income Tax	$(6,186,797)	21.00%
State Tax	-	0.00%
Foreign Tax Effects
Foreign Rate Differential	111,859	(0.38)%
Change In Valuation Allowance	232,799	(0.79)%
Nontaxable and Nondeductible Items:
Transaction Costs	780,586	(2.65)%
Other	771	0.00%
Other Reconciling Items:
Partnership Rate Differential	329,636	(1.12)%
Other Deferred Adjustment	(211,384)	0.72%
Change In Valuation Allowance	4,942,530	(16.78)%

Effective Tax Rate	$-	-%

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2025 and 2024 are set out below.

Deferred Tax Assets	2025

174 Costs	$198,055
Stock Compensation	726,151
Lease Liability	33,839
Debt Issuance Costs	526,365
Depletion	919,816
Net Operating Losses	8,380,015
Total Assets	10,784,241
Less Valuation Allowance	(10,752,701)
Net Assets	31,540

Deferred Tax Liabilities
Right of Use Asset	(31,540)
Total Liabilities	(31,540)

Total at December 31, 2025	$-

As of December 31, 2025, the Company had federal net operating loss carryforwards of $36,715,325 and foreign net operating loss carryforwards of $5,009,092. There was no benefit or expense for income taxes recorded on NOLs during the year ended December 31, 2025, due to the valuation allowance. The Company’s federal net operating loss carryforwards will begin to expire in the tax years ending December 31, 2032, and the foreign losses can be carried forward indefinitely.

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating losses and other deferred tax assets are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of this evaluation, the Company has established a valuation allowance against its net deferred tax asset.

As of December 31, 2025, the Company did not have any gross unrecognized tax benefits which would have an impact on the Company’s effective income tax rate, if recognized.

NOTE 24—GEOGRAPHICAL INFORMATION

The Company currently only has operations in the United States. Revenues for the years ended December 31, 2025 and 2024 and long-lived assets as of December 31, 2025 and 2024 are presented below:

	2025		2024
	Revenues	Long Lived Assets, Net	Revenues	Long Lived Assets, Net
Total	$410,632	$9,945,721	$-	$312

NOTE 25 - SUBSEQUENT EVENTS

Share Issuances

During the period from December 31, 2025, through the date of issuance of these consolidated financial statements, the Company has issued 868,000 shares of Common Stock under the ELOC Agreement, for total gross proceeds of $2,569,097.

On February 23, 2026, the Company closed a registered direct offering pursuant to a securities purchase agreement, dated February 19, 2026. In connection with such offering, the Company issued 4,134,175 shares of Common Stock and pre-funded warrants to purchase up to 1,800,543 shares of Common Stock at an exercise price of $0.001 per share. These warrants were exercised on March 17, 2026. The offering generated gross proceeds of approximately $20.0 million, before deducting placement of agent fees and related offering costs.

Disputed Fees

On February 24, 2026, A.G.P. / Alliance Global Partners asserted it was allegedly owed fees in the amount of $1.4 million in connection with a registered direct offering of the Company’s Common Stock consummated on February 23, 2026, involving a certain investor which A.G.P. has claimed is subject to compensation under tail fee rights, pursuant to a Placement Agency Agreement, dated November 19, 2025 between the Company and A.G.P. The Company disputes such claim, and A.G.P. has not threatened litigation at this time. The Company believes the claim will most likely be settled outside of litigation and views the possibility of litigation as remote, although no assurances can be given in this regard. The amount of any potential settlement cannot be reasonably estimated at this time.

NOTE 26—SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses incurred in the United States from the date of the Share Exchange through December 31, 2025:

	2025	2024
Revenues	$410,632	$-
Production Cost	$429,022	$-

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2025, all of which are onshore properties located in the United States are summarized below:

Total
Unproved properties not being amortized	$-
Proved properties being amortized	1,362,250
Accumulated depletion and impairment	(624,213)

Net capitalized costs	$738,037

Amortization Rate

The amortization rate per unit based on barrel of oil equivalents was $13.39 for the United States for the year ended December 31, 2025.

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

	United States
	Gas (mcf)	Oil (bbls)	Natural Gas Liquids (gallons)
Total proved reserves

Balance December 31, 2024	-	-	-
Acquired in Share Exchange	418,190	46,390	1,462,250
Revisions to prior estimates	17,531	(7,547)	240,281
Production	(51,051)	(5,853)	(131,501)

Balance December 31, 2025	384,670	32,990	1,571,030

Proved developed reserves at December 31, 2025	384,670	32,990	1,571,030

Proved undeveloped reserves	-	-	-

As of December 31, 2025, the Company had no proved undeveloped (“PUD”) reserves and no reserves outside of the United States.

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

Standardized measure of discounted future net cash flows at December 31, 2025:

Total
Future cash flows from sales of oil and gas	$3,256,950
Future production cost	(944,770)
Future development cost	(32,248)
Future net cash flows	2,279,932
10% annual discount for timing of cash flow	(1,541,892)

Standardized measure of discounted future net cash flow relating to proved oil and gas reserves	$738,040

Changes in standardized measure:
Change due to current year operations	$(92,295)
Change due to revisions in standardized variables:	-
Accretion of discount	11,164
Net change in sales and transfer price, net of production costs	(105,262)
Net change in future development cost	(123,380)
Discoveries	-
Revision and others	43,520
Changes in production rates and other	(118,977)

Net changes during the current year	(385,230)

Acquired in Share Exchange	1,123,270

Beginning of year	-

End of year	$738,040

