Form 10-Q
period 2026-03-31
ABUNDIA GLOBAL IMPACT GROUP, INC.
filed 2026-05-08
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, we had 44,022,821 shares of common stock, par value $0.001 per share, outstanding.

ABUNDIA GLOBAL IMPACT GROUP, INC.

FORM 10-Q

PART I -FINANCIAL INFORMATION

ITEM 1	Financial Statements

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,199,166	$4,618,621
Accounts receivable, net	86,455	56,925
Prepaid expenses	263,639	503,008
Other current assets	169,672	179,209
TOTAL CURRENT ASSETS	16,718,932	5,357,763

PROPERTY AND EQUIPMENT, NET	12,559,633	9,945,721

OTHER ASSETS
Goodwill	12,986,150	12,986,150
Technology licenses	2,005,025	2,005,025
Capitalized patents, net	1,203,198	1,398,295
Operating lease right of use asset	140,302	150,189
Other assets	12,286	12,286
TOTAL OTHER ASSETS	16,346,961	16,551,945

TOTAL ASSETS	$45,625,526	$31,855,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,245,788	$2,175,672
Notes payable – related party, net	435,000	3,968,562
Convertible note payable	6,358,904	-
Current portion of lease liability	22,643	14,197
Other payables	51,662	243,117
TOTAL CURRENT LIABILITIES	10,113,997	6,401,548

LONG-TERM LIABILITIES
Convertible note payable	-	6,260,274
Operating lease liability, net of current portion	140,840	146,942
Asset retirement obligation	32,248	32,248
TOTAL LONG-TERM LIABILITIES	173,088	6,439,464

TOTAL LIABILITIES	10,287,085	12,841,012

COMMITMENTS AND CONTINGENCIES (NOTE 16)

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 300,000,000 shares authorized: 44,022,821 and 36,918,281 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	44,023	36,918
Additional paid-in capital	86,537,617	65,037,940
Accumulated deficit	(51,284,231)	(46,055,127)
Other comprehensive income (loss)	41,032	(5,314)
TOTAL SHAREHOLDERS’ EQUITY	35,338,441	19,014,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,625,526	$31,855,429

*	In accordance with ASC 805 (as defined in Note 1) the historical shareholders’ equity of AGIG (as defined in Note 1) prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange (as defined in Note 1) with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 4 – Acquisition

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

OIL AND GAS REVENUE	$132,965	$-

EXPENSES OF OPERATIONS
Oil and gas lease operating expenses and severance tax	125,662	-
General and administrative	4,582,553	992,599
Research and development	208,787	607,368
Depreciation, depletion and amortization	70,202	4,218
Write off of application costs incurred on abandoned patent applications	283,927	-
TOTAL OPERATING EXPENSES	5,271,131	1,604,185

LOSS FROM OPERATIONS	(5,138,166)	(1,604,185)

OTHER INCOME AND (EXPENSE), NET
Interest expense	(158,985)	(98,630)
Interest income	67,564	-
Grant income	-	691,207
Change in fair value of warrant liability	-	(5,453)
Foreign currency gain	483	6,449
TOTAL OTHER INCOME AND (EXPENSE), NET	(90,938)	593,573

NET LOSS BEFORE TAXES	(5,229,104)	(1,010,612)

INCOME TAX EXPENSE	-	-

NET LOSS	(5,229,104)	(1,010,612)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(549)

NET LOSS ATTRIBUTABLE TO ABUNDIA GLOBAL IMPACT GROUP, INC.	(5,229,104)	(1,011,161)

OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation gain (loss)	46,346	(12,154)

COMPREHENSIVE LOSS	$(5,182,758)	$(1,023,315)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(549)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABUNDIA GLOBAL IMPACT GROUP, INC.	$(5,182,758)	$(1,023,864)

Basic and diluted loss per common share	$(0.13)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	40,012,656	31,778,032 *

*	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 4 – Acquisition

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Common Stock				Additional Paid-in		Accumulated	Accumulated Other Comprehensive	Total Applicable to Abundia Global Impact	Non- Controlling
	Shares		Amount		Capital		Deficit	Loss	Group, Inc.	Interest	Total
Balance at December 31, 2025	36,918,281		$36,918		$65,037,940		$(46,055,127)	$(5,314)	$19,014,417	$-	$19,014,417

Equity line of credit stock issuances	868,000		868		2,568,229		-	-	2,569,097	-	2,569,097

Shares issued for cash consideration, net of fees	4,134,175		4,134		18,384,065		-	-	18,388,199	-	18,388,199

Exercise of pre-funded warrants	1,800,543		1,801		-		-	-	1,801	-	1,801

Disputed placement agent fees for prior year stock sales	-		-		(400,000)		-	-	(400,000)	-	(400,000)

Restricted stock awards granted	301,822		302		(302)				0	-	0

Equity compensation	-		-		947,685		-	-	947,685	-	947,685

Foreign currency translation	-		-		-		-	46,346	46,346	-	46,346

Net loss	-		-		-		(5,229,104)	-	(5,229,104)	-	(5,229,104)

Balance at March 31, 2026	44,022,821		$44,023		$86,537,617		$(51,284,231)	$41,032	$35,338,441	$-	$35,338,441

Balance at December 31, 2024	31,778,032	*	$31,778	*	$14,586,077	*	$(16,602,838)	$(68,927)	$(2,053,910)	$(24,953)	$(2,078,863)

Capital contribution by former majority member of AGIG	-		-		500,000		-	-	500,000	-	500,000

Foreign currency translation	-		-		-		-	(12,154)	(12,154)	-	(12,154)

Net loss	-		-		-		(1,011,161)	-	(1,011,161)	549	(1,010,612)

Balance at March 31, 2025	31,778,032	*	$31,778	*	$15,086,077	*	$(17,613,999)	$(81,081)	$(2,577,225)	$(24,404)	$(2,601,629)

*	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 4 – Acquisition

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,229,104)	$(1,010,612)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation, depletion and amortization	70,202	4,218
Equity compensation	211,122	-
Write off of application costs incurred on abandoned patent applications	283,927	-
Change in fair value of warrant liability	-	5,453
Amortization of operating lease ROU	12,230	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,530)	-
Increase in government grant receivable	-	(485,783)
Decrease in prepaid expenses	239,369	5,064
Decrease (increase) in other current assets	9,538	(50,000)
Increase in accounts payable and accrued expenses	765,264	311,317
Increase in accrued interest payable	98,630	98,630
(Decrease) increase in other payables	(191,455)	269
Net cash used in operating activities	(3,759,807)	(1,121,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to patent application costs	(94,283)	(217,639)
Purchase of fixed assets	(1,670,808)	-
Net cash used in investing activities	(1,765,091)	(217,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by former majority member of AGIG	-	500,000
Proceeds from note payable - related party	-	885,000
Repayment of note payable - related party	(3,500,000)	(200,000)
Proceeds from equity line of credit draw downs	2,569,097	-
Shares issued for cash consideration	19,998,199	-
Transaction fees paid for share issuance	(1,610,000)
Exercise of pre-funded warrants	1,801	-
Payment to settle disputed placement agent fees for prior year stock sales	(400,000)	-

Net cash provided by financing activities	17,059,097	1,185,000

Effect of exchange rate changes	46,346	(12,154)

Net Change in Cash and Cash Equivalents	11,580,545	(166,237)

Cash, beginning of period	4,618,621	525,809

Cash, end of period	$16,199,166	$359,572

Interest paid	$93,917	$-
Tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of fixed assets funded by accounts payable and accruals	$1,007,853	$-
Options and restricted share awards for accrued equity compensation liability	$736,563	$-

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared following accounting principles generally accepted in the United States of America, (“GAAP”) which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $51,284,231 as of March 31, 2026. For the three months ended March 31, 2026, the Company’s legacy HUSA business generated revenue of $132,965 from oil and gas related activities. For the three months ended March 31, 2026, the Company reported a net loss of $5,229,104. No assurances can be given that the Company’s share price or that the volume of shares traded will be sufficient for the Company to be able to draw down sufficient funds under its Equity Line of Credit Agreement to fund the Company’s working capital needs to implement its business plan or that the Company will be able to successfully negotiate extensions to the terms of its current borrowings. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and the following subsidiary companies from the date of their formation or incorporation:

Company Name	Country of Formation / Incorporation	Date of Formation / Incorporation	Percentage Ownership
Abundia Biomass LLC	USA	March 26, 2019	100%
Abundia Biomass-to-Liquids Limited	UK	July 10, 2020	100%**
Abundia Plastics to Liquids LLC	US	September 10, 2021	98.5%*
Abundia Plastics Europe Limited	UK	January 14, 2020	100%
Abundia Global Impact Group LLC	US	March 26, 2019	100%
Abundia Global Impact Group (Ireland) Limited	Ireland	February 4, 2022	100%
Abundia Global Impact Group (UK) Limited	UK	May 5, 2023	100%
HAEC Louisiana E&P Inc.	USA	July 7, 2008	100%

*	100% ownership through June 30, 2025

**	77.5% ownership through October 6, 2025

All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net income or financial position in any of the periods presented.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The balance sheet information as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements

Adopted Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods with updates to be applied on a prospective basis. The Company adopted ASU 2025-05 as of January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s financial statements.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU may be applied on a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied by either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.

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

The Share Exchange was accounted for as a reverse acquisition in accordance with GAAP within ASC Topic 805, Business Combinations (“ASC 805”), whereby AGIG LLC, the legal acquiree, is considered the accounting acquirer and the Company, the legal acquirer, is treated as the acquired company for financial reporting purposes. AGIG LLC was considered the accounting acquirer as its controlling shareholder, Abundia Financial, will hold approximately 84.9% of the issued and outstanding common stock and was deemed a controlling shareholder of the Company following the Share Exchange.

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

The Company incurred $13,081,201 of acquisition-related expenses related to the transaction during the year ended December 31, 2025, $12,390,253 of this was a success fee paid by the controlling shareholder on behalf of the Company, the remaining $690,948 of acquisition-related expenses are included in general and administrative expenses. No further acquisition-related expenses were incurred during the three months ended March 31, 2026.

The operating results of the Company’s legacy business were included in the consolidated results of operations from the date of the Share Exchange. The consolidated financial statements for the year ended December 31, 2025 include revenues and net loss of $410,632 and $20,152,734, respectively, for the period from the closing date of the Share Exchange through December 31, 2025.

The following unaudited pro forma financial information presents the combined results of operations for the Company and AGIG for the three months ended March 31, 2025 The unaudited condensed consolidated pro forma results of operations are as follows:

Three Months Ended March 31, 2025
Revenue	$102,345
Net loss	$(19,783,723)

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the transaction as though it had occurred on January 1, 2025, and includes adjustments for acquisition and other transaction costs. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the transaction had occurred on January 1, 2025, nor is it indicative of future operating results.

NOTE 5 – SEGMENT REPORTING

Upon completion of the Share Exchange, the Company re-evaluated its reporting segments. The Company determined it has two reporting segments on the basis of its operations, products, and the economic characteristics of each of its operating segments and corresponds to the manner in which its Chief Operating Decision Maker (“CODM”) reviews and evaluates performance to make decisions about resources to be allocated to the segment. As a result, the Company’s segment structure has been reassessed and now reflects the Company’s legacy O&G operations as well as its newly added emerging renewables initiatives (“Renewables”).

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

The Company measures and evaluates its reportable segments based on their respective adjusted net income (loss), general and administrative expenses, research and development costs, and professional fees. The Company excludes certain corporate-related expenses and certain transactions or adjustments that the CODM considers to be non-operational, such as changes in fair value of warrant liabilities, restructuring charges, interest expense and income and amounts related to depreciation, depletion and amortization expense. Although these amounts are excluded, they are included in reported Loss before income taxes within the accompanying unaudited consolidated statements of operations and are included in the reconciliation below. The CODM uses segment adjusted net loss in the budget and forecasting process and to monitor budgets versus actual results, which are used in assessing the performance of the reportable segments and to allocate resources across the reportable segments. The balance sheet is presented on a consolidated basis, as the CODM does not use segment specific asset or liability information, including fixed assets, to assess performance. As a result, segment asset and liability details are disclosed at the aggregate level.

A reconciliation of net loss for the reportable segments to the applicable line items within the accompanying consolidated statements of operations is as follows.

	Three Months Ended March 31, 2026
	O&G	Renewables	Total
Revenue	$132,965	$-	$132,965

Segment expense:
General and administrative expenses	-	4,582,553	4,582,553
Research and development costs	-	208,787	208,787
Operating lease expense and severance tax	125,662	-	125,662
Adjusted segment operating income (loss)	7,303	(4,791,340)	(4,784,037)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	64,749	5,453	70,202
Write off of application costs incurred on abandoned patent applications	-	283,927	283,927
Interest expense	-	158,985	158,985
Interest income	-	(67,564)	(67,564)
Foreign currency gain	-	(483)	(483)
Loss before income taxes	$(57,446)	$(5,171,658)	$(5,229,104)

	Three Months Ended March 31, 2025
	O&G	Renewables	Total
Revenue	$-	$-	$-
Segment expense:
General and administrative expenses	-	992,599	992,599
Research and development costs	-	607,368	607,368
Adjusted segment operating loss	-	(1,599,967)	(1,599,967)

Reconciliation of “Adjusted segment operating loss” to “Loss before income taxes”
Depreciation and amortization	-	4,218	4,218
Interest expense	-	98,630	98,630
Grant income	-	(691,207)	(691,207)
Changes in fair value of warrant liability	-	5,453	5,453
Foreign currency gain	-	(6,449)	(6,449)
Loss before income taxes	$-	$(1,010,612)	$(1,010,612)

Oil and gas revenues and expenses for the legacy HUSA business have been included in the statement of operations from July 1, 2025. See Note 4 – Acquisition above.

	Three Months Ended March 31,
	2026	2025
Depreciation, depletion and amortization:
O&G	$64,749	$-
Renewables	5,453	4,218
Consolidated depreciation, depletion and amortization expense	$70,202	$4,218

	March 31, 2026	December 31, 2025
Assets:
O&G	$759,743	$794,963
Renewables	44,865,783	31,060,466
Total assets of reportable segments	$45,625,526	$31,855,429

NOTE 6 – OIL AND GAS REVENUE

The following table disaggregates revenue by significant product type for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Oil sales	$17,566	$-
Natural gas sales	20,576	-
Natural gas liquids sales	94,823	-
Total revenue from customers	$132,965	$-

Oil and gas revenues for the legacy HUSA business have been included in the statement of operations from July 1, 2025. See Note 4 – Acquisition above.

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2026, or 2025.

NOTE 7 - GRANT INCOME

Grant income relates to a grant awarded by the UK government to the Company’s UK subsidiary, Abundia Biomass-to-Liquids Limited, under its Advance Fuel Fund competition for the development of sustainable aviation fuel production plants in the UK. The total grant amount awarded was £4,484,431 ($5,400,000) for the period October 31, 2023 until March 31, 2025, and was delivered as a reclaim for eligible project-related expenditure paid each quarter.

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

During the three-month periods ending March 31, 2026, and 2025, the Company incurred $nil and $691,207, respectively, in expenditure eligible for reimbursement which has been recognized as grant income in other income in the consolidated statements of operations.

The term of the grant was completed on March 31, 2025, and no further grant income is expected at this time.

NOTE 8 – PROPERTY AND EQUIPMENT

	Estimated Useful Life	March 31, 2026	December 31, 2025

Cost
Land	Indefinite	$8,576,854	$8,576,854
Oil and gas properties	Based on units of production	930,350	1,362,250
Impairment		-	(431,900)
Oil and gas properties net of impairment	Based on units of production	930,350	930,350
Construction in progress	N/A	3,309,491	630,830
Computer equipment	3 years	3,603	3,603

Total cost		$12,820,298	$10,141,637

Accumulated depreciation and depletion		(260,665)	(195,916)

Property and equipment, net		$12,559,633	$9,945,721

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

During the three months ended March 31, 2026 and 2025, the Company recorded a depletion expense in the O & G segment of $64,749 and $nil, respectively

Construction in Progress

The Company has commenced the construction of its first plastics recycling plant on its property in Baytown, Texas, transforming plastic waste into pyrolysis oil. Construction in progress of $3,309,491 and $630,830 was recorded as of March 31, 2026 and December 31, 2025, respectively. The first phase of the construction in progress is scheduled to be completed by June 30, 2026.

No depreciation is recognized while assets are under construction.

Computer equipment

During the three months ended March 31, 2026, and 2025, the Company recorded depreciation expense on the Renewables segment of $nil and $296, respectively, in respect of its computer equipment.

NOTE 9 – CAPITALIZED PATENT COSTS

The Company has applied for a number of patents and a trademark relating to its proposed business plan.

	Weighted Average Remaining Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2026

Pending patent applications	N/A	$807,650	$-	$807,650
Granted patents	17.9	435,847	(40,299)	395,548
Total patent costs		$1,243,497	$(40,299)	$1,203,198

December 31, 2025

Pending patent applications	N/A	$1,069,914	$-	$1,069,914
Granted patents	18.1	363,227	(34,846)	328,381
Total patent costs		$1,433,141	$(34,846)	$1,398,295

During the three months ending March 31, 2026 and 2025, the Company recognized amortization expense in its Renewables segment in respect of granted patents of $5,453 and $3,922, respectively.

During the three months ending March 31, 2026 and 2025, the Company wrote off application costs incurred on abandoned patent applications in its Renewables segment of $283,927 and $nil, respectively.

As of March 31, 2026, expected amortization expense for granted patents for the next five years thereafter are as follows:

As of March 31, 2026
2026 (remainder of the year)	$16,344
2027	21,792
2028	21,792
2029	21,792
2030	21,792
Thereafter	292,036
Total	$395,548

NOTE 10 – NOTES AND CONVERTIBLE NOTE PAYABLE

NOTE AND CONVERTIBLE NOTES PAYABLE DUE WITHIN 1 YEAR	March 31, 2026	December 31, 2025
AGIG convertible note payable	$5,000,000	$-
Accrued interest on AGIG convertible note payable	1,358,904	-
BFH AGIG note payable – related party	435,000	435,000
BFH HUSA note payable – related party	-	3,500,000
Accrued interest on BFH HUSA note payable – related party	-	33,562
	$6,793,904	$3,968,562

NOTE AND CONVERTIBLE NOTE PAYABLE DUE GREATER THAN 1 YEAR

AGIG convertible note payable	$-	$5,000,000
Accrued interest on AGIG convertible note payable	-	1,260,274
Convertible note payable non-current	$-	$6,260,274

TOTAL NOTE AND CONVERTIBLE NOTES PAYABLE	$6,793,904	$10,228,836

As of March 31, 2026 and December 31, 2025, the weighted average interest rate on the Company’s notes and convertible notes payable was 7.4% and 7.2%, respectively.

Future annual repayment of notes – related party, convertible notes and accrued interest as of March 31, 2026 is as follows:

Years ended December 31,
Due on demand	$435,000
2027	6,358,904
Present value of minimum payments	$6,793,904

AGIG Convertible Note Payable

Effective November 7, 2022, AGIG LLC issued a $5,000,000 convertible promissory note (the “AGIG Convertible Note”) with an interest rate of 8%. Repayment or conversion of this note into equity securities of AGIG LLC occurs as follows (a) repayment at the Maturity date of November 7, 2023, or (b) at the lender’s sole option, conversion of the outstanding principal and interest into equity securities of AGIG LLC, upon the closing of a private offering of AGIG LLC, equity securities (“Next Round Funding”). If the lender exercises its option to convert the AGIG Convertible Note into equity securities, the AGIG Convertible Note is convertible into a variable number of equity securities at the same price paid by investors in the Next Round Funding to satisfy the outstanding AGIG Convertible Note balance. The Company had the option to extend the maturity date of the AGIG Convertible Note by 12 months with the mutual consent of the lender. On September 29, 2025, the maturity date on the AGIG convertible note payable was extended to January 1, 2027. Consequently, during the first quarter of 2026 the AGIG Convertible Note was reclassified from being a long term liability to a current liability.

During the three months ending March 31, 2026, and 2025, the Company recognized interest expense of $98,630 in both periods.

As of March 31, 2026 and December 31, 2025, the balance of the outstanding AGIG Convertible Note, together with accrued interest was $6,358,904 and $6,260,274, respectively.

As of March 31, 2026 and December 31, 2025, the effective annual interest yield on the AGIG Convertible Note was 8%.

BFH AGIG Note Payable - Related Party

Effective February 28, 2025, BFH (a related party) advanced $885,000 to the Company by way of a note payable. The note payable is interest-free, due and payable in full on or before the 120th day following the date of funding (the “Maturity Date”) and was collateralized by the grant receivable from the UK government’s Advance Fuel Fund. The Company was required to repay the note payable in tranches before the Maturity Date from grant reimbursement funds received by the Company under its grant receivable.

During the three months ended March 31, 2025, $200,000 was repaid in respect of the BFH AGIG Note Payable - Related Party.

A further $250,000 was repaid on the BFH AGIG Note Payable - Related Party on May 23, 2025.

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

The BFH HUSA Note carried interest at 7.0% per annum and had a stated maturity date 12 months from the date of issuance, unless earlier prepaid in accordance with its terms. Repayment was required to be made in cash on the maturity date. While any portion of the BFH HUSA Note was outstanding, if the Company carried out any subsequent placements, the Company would be required to first use 40.0% of the net proceeds to repay 105% of the outstanding balance of the BFH HUSA Note in cash plus accrued and unpaid charges (if any). Accumulated interest was required to be paid in cash on a quarterly basis.

In the event of a change of control, the Company was required to prepay 100.0% of the aggregate outstanding amount of the BFH HUSA Note plus the make-whole amount in cash upon closing of the change of control transaction. The BFH HUSA Note was subject to customary Events of Default. In the event of a default, interest would accrue at the lesser of 18.0% per annum or the maximum legal rate.

The BFH HUSA Note was secured by a first-priority lien on the land acquired by the Company in Baytown, Texas. The lien established under this agreement was pari passu in priority with any existing debt obligations.

During the year ended December 31, 2025, the Company accrued interest payable of $33,562 in respect of this loan.

As of December 31, 2025, the balance of the outstanding BFH HUSA Note, together with accrued interest, was $3,533,562 and the effective annual interest yield on this note was 7%.

During the three months ending March 31, 2026, the Company accrued $60,355 in respect of this loan.

Effective March 31, 2026, the Company repaid the entire $3,500,000 principal balance of the BFH HUSA Note, together with accrued interest of $93,917.

NOTE 11 – WARRANT LIABILITIES

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

Input	March 31, 2026	December 31, 2025
Expected term	5 years	5 years
Principal	5,000,000	5,000,000
Exercise price	4,000,000	4,000,000
Volatility	71.7%	70.9%
Dividend yield	0%	0%
Risk free rate of return	3.85%	3.60%
Estimated probability of occurrence of a Next Round Funding	0%	0%
Estimated venture capital rates of return	78.4%	77.2%

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

NOTE 12 - FAIR VALUE MEASUREMENTS

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, government grant receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value given the short-term nature of these instruments.

The carrying amounts of the Company’s notes payable approximate their fair values as they bear prevailing market interest rates.

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of March 31, 2026 and December 31, 2025 consisted of the following:

Description	Level 1	Level 2	Level 3	Total March 31, 2026
Warrant liabilities	$-	$-	$-	$-

Description	Level 1	Level 2	Level 3	Total December 31, 2025
Warrant liabilities	$-	$-	$-	$-

The changes in the fair value of the warrant liabilities for the years ended March 31, 2026 and 2025 are summarized as follows:

Fair value at December 31, 2025	$-
Change in fair value of warrant liabilities	-
Fair value at March 31, 2026	$-

Fair value at December 31, 2024	$45,965
Change in fair value of warrant liabilities	5,453
Fair value at March 31, 2025	$51,418

Non-recurring Fair Value Measurements

Certain assets, including long-lived assets and certain financial instruments, are measured at fair value on a non-recurring basis if it is determined that impairment indicators are present using Level 3 inputs.

During the three months ended March 31, 2026 and 2025, the Company determined that no impairment indicators had occurred and consequently no impairments were recorded during these periods.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Effective March 25, 2026, the Company settled this dispute with a payment of $400,000 which was recorded in additional paid in capital as placement agent fees relating to the stock sales in the prior year.

NOTE 14 - CAPITAL STOCK

Reverse Stock Split

On June 6, 2025, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of all outstanding shares of its Common Stock, $0.0001 par value per share.

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

Capital Contributions

During the three months ended March 31, 2026 and 2025, the Company’s controlling shareholder made capital contributions of $nil and $500,000, respectively. These cash contributions were made to support the working capital needs of the Company and were made prior to the completion of the Share Exchange.

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

During the three months ended March 31, 2026, the Company issued 868,000 shares of Common Stock under the ELOC Agreement, for proceeds of $2,569,097.

Shares Issued for Cash Consideration

On February 23, 2026, the Company closed an offering pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), entered into on February 19, 2026, with a certain institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor (the “Offering”), (i) 4,134,175 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company (“Common Stock”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,800,543 shares of Common Stock at an exercise price equal to $0.001 per share. The Company received net proceeds of $18,388,199 in respect of this Offering.

Exercise of Pre-Funded Warrants

On March 17, 2026, the Investor referred to in the Offering above, exercised the 1,800,543 Pre-Funded Warrants they received in the Offering. Accordingly, 1,800,543 shares of Common Stock were issued for proceeds of $1,801.

Disputed Placement Agent Fees

As further discussed in Note 13 Commitments and Contingencies above, effective March 24, 2026, the Company paid $400,000 in disputed placement agent fees in respect of the sale of stock in the prior year and has recorded in additional paid-in capital.

NOTE 15 – EQUITY COMPENSATION

2025 Equity Incentive Plan

As of March 31, 2026 and December 31, 2025, there were, respectively, 252,784 and 630,000 shares of common stock available for issuance pursuant to future stock or option grants under the 2025 Plan.

Stock-based compensation costs recognized under the plan were 211,123 and $nil for the three-months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there is no accrued stock compensation for awards earned and not granted. As of December 31, 2025, the Company had accrued $736,563 in respect of accrued stock bonuses and restricted stock / option awards to be granted in 2026 under the 2025 Plan. During the first quarter of 2026, the equity awards related to the accrued expenses were granted and reclassified to equity.

Stock Options Issued and Outstanding

A summary of stock option activity during the three months ended March 31, 2026 is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2025	87,274	$19.26	5.6	$-
Granted	75,394	$2.79	9.8	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2026	162,668	$11.62	7.4	$-
Exercisable, March 31, 2026	107,048	$16.06	6.2	$-

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2025	6,313	$7.17	$-	$45,247
Granted	75,394	$2.65	-	199,527
Vested	(26,087)	$3.48	-	(90,864)
Forfeited	-	-	-	-
Expired	-	-	-	-
Nonvested, March 31, 2026	55,620	$2.77	$-	$153,904

The aggregate intrinsic value for the stock options was $nil because exercise prices of the outstanding options exceeded the market price of the Company’s common stock at March 31, 2026.

The grant date fair value of the options granted was calculated using the Black-Scholes pricing model with the following assumptions: 116.43% - 121.86% volatility, risk free interest rate of 3.68% - 3.78%, an expected life of ten years and no dividend.

Compensation costs associated with stock options represented $136,122 and $nil of the total share-based payment expense recorded in the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there was $67,084 of unrecognized stock-based compensation expense related stock options to be recognized over a weighted average period of 0.33 years.

Restricted Stock Awards

A summary of restricted stock awards during the three months ended March 31, 2026 is presented in the table below:

	Number of Units	Weighted Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2025	-	$-	$-
Granted	301,822	$2.83	434,624
Vested and to be settled with share issuance	(237,622)	$(2.83)	(342,175)
Forfeited	-	$-	-
Outstanding, March 31, 2026	64,200	$2.80	$92,449

The weighted average grant date fair value of the restricted stock granted during the three months ended March 31, 2026, was $2.83. The total fair value of restricted stock vested during the three months ended March 31 2026 was $673,233. There were no grants or award vestings during the three months ended March 31 2025.

Compensation costs associated with restricted stock was $75,000 for the three months ended March 31, 2026. There were no restricted stock awards granted during the three months ending March 31, 2025. As of March 31, 2026, there was $100,000 unrecognized compensation costs related to restricted stock to be recognized over the weighted average period of 0.33 years.

NOTE 16 – WARRANTS ACCOUNTED FOR AS EQUITY

A summary of warrant activity and related information for the three months ended March 31, 2026 is presented below:

	Warrants	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2025	55,154	$7.41	$4.7	$-
Issued	1,919,237	0.23	-*	2,590,981	**
Exercised	(1,800,543)	0.001	-*	(2,590,981	)**
Expired	-	-	-	-
Outstanding March 31, 2026	173,848	$4.88	4.7	$-
Exercisable at March 31, 2026	55,154	$7.41	4.4	$-

*	the term of the pre-funded warrants was until such time as they were exercised in full.
**	relates to 1,800,543 pre-funded warrants exercisable at $0.001 per share.

The aggregate intrinsic value for the warrants outstanding and exercisable as of March 31, 2026 and December 31, 2025 was $nil because the exercise price of the outstanding warrants exceeded the market price of the Company’s common stock at March 31, 2026.

During the three months ended March 31, 2026, a total of 1,919,237 warrants were issued: 1,800,543 in respect of Pre- Funded Warrants and 118,694 in respect of Placement Agent Warrants. The 1,800,543 Pre-Funded Warrants were exercised in full effective March 24, 2026.

Pre-Funded Warrants

As further discussed above in Note 14 Capital Stock, on February 23, 2026, the Company closed an offering pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), entered into on February 19, 2026, with a certain institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor (the “Offering”), (i) 4,134,175 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company (“Common Stock”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,800,543 shares of Common Stock at an exercise price equal to $0.001 per share.

A holder of Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, at the holder’s option upon issuance, 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrant. The beneficial ownership limitation may be increased at the option of the holder upon 61 days’ prior notice to the Company, provided, however, that, the beneficial ownership limitation may not exceed 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of such Pre-Funded Warrant.

On March 17, 2026, the Investor referred to in the Offering above, exercised the 1,800,543 Pre-Funded Warrants they received in the Offering. Accordingly, 1,800,543 shares of common were issued for proceeds of $1,801.

Placement Agent Warrants – February 2026

In connection with the Offering, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan Partners”), pursuant to which the Company engaged Titan Partners as the placement agent (the “Placement Agent”) in connection with the Offering. The Company issued to the Placement Agent placement agent warrants to purchase up to 118,694 shares of Common Stock, with an exercise price equal to 110% of the public offering price of the shares (the “Placement Agent Warrants”). The Common Stock Purchase Warrant is exercisable between August 23, 2026 and February 23, 2031 and an exercise price of $3.71 per share. The Common Stock Purchase Warrant has an aggregate fair value of $201,780 that was determined using the Black-Scholes pricing model with the following assumptions: 55.1% volatility, risk free interest rate of 3.56%, an expected life of five years and no dividend. The aggregate fair market value of the Common Stock Purchase Warrant was recorded as an offset to gross proceeds of the Offering and an increase to additional paid-in capital.

Bridge Loan Warrants

As part of the Share Exchange, the Company acquired a number of warrants that had been issued in conjunction with a bridge loan in the Company before the Share Exchange occurred. Such warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 9,440 shares of Common Stock of the Company at $24.63 per share. There were no warrant exercises in the three months ending March 31, 2026. As of March 31, 2026, there were 9.440 warrants outstanding in relation to the Bridge Loan.

Placement Warrants – November 2025

On November 21, 2025, the Company completed a registered direct offering with certain investors, issuing 2,285,715 shares of its Common Stock at $3.50 per share. In connection with the offering, the Company engaged A.G.P. to act as exclusive placement agent in connection with the offering. Pursuant to the placement agent agreement with A.G.P., in addition to a fixed fee based on gross proceeds, A.G.P. was issued a common stock purchase warrant to purchase 2.0% of the securities sold at an exercise price of 110% of the offering price (the “A.G.P. Warrant”), which was exercisable for 45,714 shares of the Common Stock. The A.G.P. Warrant is exercisable at any time, has a five (5)-year term and an exercise price of $3.85 per share. The A.G.P. Warrant has an aggregate fair value of $63,542 that was determined using the Black-Scholes pricing model with the following assumptions: 57% volatility, risk free interest rate of 3.59%, an expected life of five years and no dividend. The aggregate fair market value of the A.G.P. Warrant was recorded as an offset to gross proceeds of the offering and an increase to additional paid-in capital. There were no warrant exercises in the three months ending March 31, 2026. As of March 31, 2026, there were 45,714 warrants outstanding in relation to the November 2025 Placement warrants.

NOTE 17 – NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARIES

Abundia Biomass to Liquids Limited

From the date of its formation, Abundia Biomass to Liquids Limited was owned 77.5% by the Company and 22.5% by a former officer of the Company.

During the three months ended March 31, 2025, $549 of the net income arising in Abundia Biomass to Liquids Limited was attributable to the 22.5% non-controlling interest in the subsidiary.

Effective October 26, 2025, the noncontrolling interest in Abundia Biomass to Liquids Limited was cancelled with the consent of the former officer of the Company as part of his separation agreement with the Company.

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

NOTE 18 – LOSS PER COMMON SHARE

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

The calculations of loss per common share for the periods indicated below were as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to Abundia Global Impact Group, Inc.	$(5,229,104)	(1,011,161)

Effect of common stock equivalents	-	-

Net loss adjusted for common stock equivalents	$(5,229,104)	(1,011,161)

Denominator:
Weighted average common shares - basic	40,012,656	31,778,032 *

Dilutive effect of common stock equivalents:
Options and warrants	-	-

Denominator:
Weighted average common shares - diluted	40,012,656	31,778,032 *

Loss per common share - basic	$(0.13)	(0.03)

Loss per common share - diluted	$(0.13)	(0.03)

*	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 4 – Acquisition

For the three months ended March 31, 2026 and 2025, the following warrants, options to purchase shares of common stock, restricted stock awards and approved share awards were excluded from the computation of diluted net loss per common share, as the inclusion of such shares would be anti-dilutive.

	March 31
	2026	2025
Stock warrants	173,848	-
Stock options	162,668	-
Unvested restricted stock awards	64,201	-
Approved share awards	127,500	-
Total	528,217	-

NOTE 19 —GEOGRAPHICAL INFORMATION

The Company currently only has revenues and long-lived assets, net in the United States. Revenues for the three months ended March 31, 2026 and 2025 and long-lived assets as of March 31, 2026 and 2025 are presented below:

	Three Months ended March 31, 2026 Revenues	As on March 31, 2026 Long Lived Assets, Net	Three Months ended March 31, 2025 Revenues	As on March 31, 2025 Long Lived Assets, Net
Total	$132,965	$12,559,633	$-	$162

NOTE 20 - SUBSEQUENT EVENTS

Acquisition of RPD Technologies Americas, LLC

On April 1, 2026, the Company completed the acquisition of RPD Technologies Americas, LLC (“RPD”) (the “Acquisition”). Pursuant to the Acquisition, the Company entered into a Membership Interest Purchase Agreement with RPD and Abundia Financial, pursuant to which the Company acquired all the issued and outstanding membership interests of RPD from Abundia Financial . Abundia Financial is considered the Company’s controlling shareholder, and it holds approximately 63% of the issued and outstanding shares of common stock of the company. The consideration transferred included a senior secured convertible promissory note with an aggregate principal amount of $4,040,000. The Company agreed to pay interest on the aggregate unconverted and then outstanding principal amount of the convertible note at the rate of ten percent (10%) per annum, occurring on the last business day of each calendar quarter.

RPD is a project development and engineering services firm focused on the design, development, scale-up, and commercialization of technologies in the refining, petrochemical, and renewable energy sectors.

Pursuant to the Acquisition, RPD became a wholly owned subsidiary of the Company. The Acquisition was completed after the balance sheet date and, accordingly, the results of RPD’s operations are not included in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2026.

The acquisition will be accounted for as a business combination under common control. The Company is in the process of completing the initial accounting for the acquisition.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q of Abundia Global Impact Group, Inc. (the “Company”) for the quarterly period ended March 31, 2026 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A herein, in our Annual Report on Form 10-K for the year ended December 31, 2025.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Overview

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

Recent Developments

Subsequent Acquisition of RPD Technologies Americas, LLC

On April 1, 2026, the Company completed the acquisition of RPD. Pursuant to the Acquisition, the Company entered into a Membership Interest Purchase Agreement with RPD and Abundia Financial, pursuant to which the Company acquired all the issued and outstanding membership interests of RPD from Abundia Financial. Abundia Financial is considered the Company’s controlling shareholder, and it holds approximately 63% of the issued and outstanding shares of common stock of the company. The consideration transferred included a senior secured convertible promissory note with an aggregate principal amount of $4,040,000. The Company agreed to pay interest on the aggregate unconverted and then outstanding principal amount of the convertible note at the rate of ten percent (10%) per annum, occurring on the last business day of each calendar quarter.

RPD is a project development and engineering services firm focused on the design, development, scale-up, and commercialization of technologies in the refining, petrochemical, and renewable energy sectors.

Because the Acquisition closed after March 31, 2026, the results of RPD’s operations are not included in the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026. The Acquisition is reflected as a subsequent event and is disclosed in the notes to the unaudited condensed consolidated financial statements. See Note 20 — Subsequent Events.

The Company expects to include the results of RPD’s operations in its consolidated financial statements beginning in the second quarter of 2026. The acquisition will be accounted for as a business combination under common control. The Company is in the process of completing the initial accounting for the acquisition.

Following the closing, the Company began integration planning and expects to incur costs associated with integrating RPD, which may include professional fees and other integration-related costs. The timing and magnitude of any such costs will depend on the pace and scope of integration activities.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates, including but not limited to business combinations, valuation of warrants, oil and gas reserves, and impairment of long-lived assets. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. For information regarding our critical accounting policies as well as recent accounting pronouncements, see Note 3 of our unaudited condensed consolidated financial statements.

There have been no changes to our critical accounting estimates from those reported in our Annual Report on 10-K for the fiscal year ended December 31, 2025.

Results of Operations

The following discussion compares our results of operations for the three months ended March 31, 2026 and 2025. In July 2025, we completed the Share Exchange and transitioned from a legacy oil and gas company to a development-stage low-carbon energy solutions company. As set out in Note 4 – Acquisition, the Share Exchange was accounted for as a reverse acquisition under ASC 805, with AGIG treated as the accounting acquirer and HUSA treated as the acquired company for financial reporting purposes. On this basis the operating results of the legacy oil and gas segment were included in the consolidated results of operations from the date of the Share Exchange which means that there is no comparative financial information included for this segment.

Revenue. The Oil and Gas segment generates revenue from oil and gas operations whereas Renewables is in pre-revenue stage, primarily incurring research and development and start-up costs associated with its development of scalable technologies for converting plastic and biomass waste into renewable fuels and chemicals. Total revenue from the oil and gas segment was $132,965 for the three months ended March 31, 2026.

General and Administrative Expenses. General and administrative expense increased to $4,582,553 during the three months ended March 31, 2026 from $992,599 during the three months ended March 31, 2025. The change in general and administrative expense was attributable to increased compliance costs associated with being a public company as well as increased spend on investor relations and legal costs.

Other Income (Expense). Other income/expense, net, totaled ($90,938) during the three months ended March 31, 2026, compared to $593,573 during the three months ended March 31, 2025. The change in other income/expense is primarily related to the end of the grant and the related income in 2025 with no similar income receivable in 2026.

Financial Condition

Liquidity and Capital Resources. At March 31, 2026, we had a cash balance of $16,199,166 and working capital of $6,604,935, compared to a cash balance of $4,618,621 and working capital of $(1,043,785) at December 31, 2025. This increase was primarily due to the registered direct offering of shares of Common Stock to support working capital.

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

Cash Flows. Operating activities used cash of $3,759,807 during the three months ended March 31, 2026, compared to $1,121,444 used during the three months ended March 31, 2025. The change in cash flows from operating activities was primarily attributable to the increased activities of the combined business, including compliance costs, professional fees and increased staff costs.

Investing. Investing activities used cash of $1,765,091 during the three months ended March 31, 2026, compared to $217,639 used during the three months ended March 31, 2025. The change in cash used for investing activities was primarily attributable to the construction in progress at the Baytown site.

Financing. Financing activities raised cash of $17,059,097 during the three months ended March 31, 2026, compared to $1,185,000 raised during the three months ended March 31, 2025. The change in cash received from financing activities was primarily attributable to the registered direct offering in February 2026.

Long-Term Liabilities. At March 31, 2026, we had long-term liabilities of $173,088 compared to $6,439,464 at December 31, 2025. This reflects the AGIG Convertible Note which matures on January 1, 2027, this means it is now due in less than one-year and recorded as a short-term liability.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third-party obligations at March 31, 2026.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item, as we are a smaller reporting company.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Company’s Chief Financial Officer who also serves as our principal financial officer, we conducted an evaluation as of March 31, 2026 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Placement Agent Warrant, dated February 23, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

4.2	Form of Pre-Funded Warrant, dated February 23, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.1	Form of Stock Option Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on January 26, 2026).

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on January 26, 2026).

10.3

Form of Securities Purchase Agreement, dated February 19, 2026, by and between the Company and the purchaser thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.4

Form of Placement Agency Agreement, dated February 19, 2026, by and between the Company and Titan Partners Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

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

ABUNDIA GLOBAL IMPACT GROUP, INC.

Date: May 8, 2026	By:	/s/ Edward Gillespie
Edward Gillespie
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Lucie Harwood
Lucie Harwood
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

