Form 10-K/A
period 2025-12-31
ABUNDIA GLOBAL IMPACT GROUP, INC.
filed 2026-05-13
CIK 1156041

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

(Exact name of registrant as in its charter)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, filed with the United States Securities and Exchange Commission on April 2, 2026 (within 120 days of the end of the registrant’s fiscal year), are incorporated by reference into Part III of the Annual Report on Form 10-K for the registrant’s fiscal year ended December 31, 2025, as amended by this Amendment No. 1 thereto.

EXPLANATORY NOTE

Abundia Global Impact Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 23, 2026 (the “Original 10-K”), for the purpose of amending the Report of Independent Registered Public Accounting Firm of CBIZ CPAs P.C. on the Company’s financial statements as of and for the year ended December 31, 2025 (the “Original Audit Report”) included in Item 8 and Item 15 of the Original 10-K. The only change to the Original Audit Report is to add an additional paragraph regarding “Critical Audit Matters”, which was inadvertently omitted by CBIZ CPAs P.C. from the Original Audit Report. The Original Audit Report, as amended (the “Amended Audit Report”), appears on page F-2 of this Amendment along with the Financial Statements and Notes to the Financial Statements, which remain otherwise unchanged from those contained in the Original 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As required by the rules of the Commission, this Amendment sets forth an amended “Item 15. Exhibits, Financial Statement Schedules” in its entirety, which includes the currently dated certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2 as well as a currently dated Exhibit 23.1, the consent of CBIZ CPAs P.C., the Company’s independent registered public accounting firm, with respect to this Amendment. This Amendment does not otherwise update any exhibits contained in the Original 10-K.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to be as of the dates described in the Original 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

PART II

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in our financial statements included in Part IV, Item 15 of this Amendment No. 1 to our Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial statements. See “Index to Financial Statements” on page F-1 of this Report.

2. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number or Annex	Filed Herewith

3.1	Certificate of Incorporation of the Registrant, dated April 2, 2001	S-4	08/03/01	3.1

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective September 25, 2001	S-4/A	10/01/01	3.4

3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective June 13, 2013	DEF 14A	04/23/13	A

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective July 31, 2020	8-K	07/21/20	3.1

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective October 17, 2024	S-3	10/22/24	3.5

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective May 22, 2025	S-1	07/31/25	3.6

3.7	Certificate of Amendment of the Certificate of Incorporation of the Registrant, effective June 4, 2025	S-1	07/31/25	3.7

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective October 9, 2025	8-K	10/15/25	3.1(i)

3.9	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective December 5, 2025	8-K	12/05/25	3.1

3.10	Second Amended and Restated Bylaws of the Registrant, effective December 5, 2025	8-K	12/05/25	3.2

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	03/23/26	4.1

4.2	Form of 2019 Warrant	8-K	09/20/19	10.3

4.3	Form of Pre-Funded Warrant, dated June 20, 2025	8-K	06/18/25	4.1

4.4	Form of Senior Secured Convertible Note, dated July 10, 2025	8-K	07/16/25	4.18

4.5	Form of Placement Agent Warrant, dated November 21, 2025	8-K	11/21/25	4.1

4.6	Form of Pre-Funded Warrant, dated February 23, 2026	8-K	02/23/26	4.2

4.7	Form of Placement Agent Warrant, dated February 23, 2026	8-K	02/23/26	4.1

10.2	Houston American Energy Corp. 2017 Equity Incentive Plan*	DEF 14A	07/24/17	A

10.3	Houston American Energy Corp. 2021 Equity Incentive Plan*	DEF 14A	04/28/21	B

10.4	Houston American Energy Corp. 2025 Equity Incentive Plan*	DEF 14C	09/19/25	A

10.5	Form of Stock Option Award Agreement*	S-8	01/26/26	10.2

10.6	Form of Restricted Stock Award Agreement*	S-8	01/26/26	10.3

10.7	Service Agreement, effective November 1, 2024, by and between Abundia Global Impact Group LLC and Port House Consultants Limited*	10-Q	08/15/25	10.8

10.8	Employment Agreement, effective November 1, 2024, by and between Abundia Global Impact Group (Ireland) Limited and Lucie Harwood*	10-Q	08/15/25	10.9

10.9	Service Agreement, effective November 1, 2024, by and between Abundia Global Impact Group, LLC and Blockbox LLC*	10-Q	08/15/25	10.10

10.10	Securities Purchase Agreement, dated January 22, 2025, between the Company, and the purchasers thereto	8-K	01/23/25	10.1

10.11	Placement Agency Agreement dated January 22, 2025, between Univest Securities, LLC and the Company	8-K	01/23/25	10.2

10.12	Share Exchange Agreement dated February 20, 2025, between the Company, Abundia Financial, LLC, and Bower Family Holdings, LLC	8-K	02/24/25	10.1

10.13	Securities Purchase Agreement, dated June 17, 2025, between the Company and the purchaser thereto	8-K	06/18/25	10.1

10.14	Placement Agency Agreement, dated June 17, 2025, between Univest Securities, LLC and the Company	8-K	06/18/25	10.2

10.15	Securities Purchase Agreement, dated June 24, 2025, between the Company and the purchaser thereto	8-K	06/25/25	10.1

10.16	Placement Agency Agreement, dated June 24, 2025, between Univest Securities, LLC and the Company	8-K	06/25/25	10.22

10.17	Amendment to Share Exchange Agreement, dated June 27, 2025, between the Company, Abundia Financial, LLC, and Bower Family Holdings, LLC	8-K	06/30/25	10.1

10.18	Purchase and Sale Agreement, dated November 21, 2024, between the Company, Abundia Global Impact Group, LLC, and TGS Cedar Point Partners LP	10-Q	08/15/25	10.6

10.19	First Amendment to Purchase and Sale Agreement, dated April 21, 2025, between the Company, Abundia Global Impact Group, LLC, and TGS Cedar Point Partners LP	10-Q	08/15/25	10.7

10.20	Form of Indemnification Agreement*	8-K	07/01/25	10.1

10.21	Form of Common Stock Purchase Agreement, by and between the Company and the Investor, dated July 10, 2025	8-K	07/16/25	10.1

10.22	Form of Registration Rights Agreement, by and between the Company and the ELOC Investor, dated July 10, 2025	8-K	07/16/25	10.2

10.23	Form of Securities Purchase Agreement, by and between the Company and the Note Investor, dated July 10, 2025	8-K	07/16/25	10.3

10.24	Form of Registration Rights Agreement, by and between the Company and the Note Investor, dated July 10, 2025	8-K	07/16/25	10.4

10.25	Form of Security Agreement, dated July 10, 2025	8-K	07/16/25	10.5

10.26	Form of Subsidiary Guarantee, dated July 10, 2025	8-K	07/16/25	10.6

10.27	Placement Agency Agreement, dated November 19, 2025, between the Company and A.G.P./ Alliance Global Partners	8-K	11/21/25	1.1

10.28	Securities Purchase Agreement, dated as of November 19, 2025, by and between Houston American Energy Corp. and the Purchasers thereto	8-K	11/21/25	10.1

10.29	Technology License and Services Agreement between AGIG Plastics to Liquids and Alterra Energy LLC, dated September 24, 2021	8-K	12/16/25	10.1

10.30	First Amendment to Technology License and Services Agreement between AGIG Plastics to Liquids LLC and Alterra Energy LLC, dated December 11, 2025	8-K	12/16/25	10.2

10.31	Form of Securities Purchase Agreement, dated February 19, 2026, by and between the Company and the purchaser thereto	8-K	02/23/26	10.2

10.32	Form of Placement Agency Agreement, dated February 19, 2026, by and between the Company and Titan Partners Group LLC	8-K	02/23/26	10.1

14.1	Code of Conduct and Ethics	10-K	03/23/26	14.1

19.1	Insider Trading Policy and Procedures	10-K	03/23/26	19.1

21.1	List of Subsidiaries	10-K	03/23/26	21.1

23.1	Consent of CBIZ CPAs, P.C.				X

23.2	Consent of Baker Tilly US LLP	10-K	03/23/26	23.2

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy	10-K	02/24/25	97.1

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	Compensatory plan or arrangement.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABUNDIA GLOBAL IMPACT GROUP, INC.
Dated: May 13, 2026

	By:	/s/ Edward Gillespie
	Name:	Edward Gillespie
	Title:	Chief Executive Officer

Dated: May 13, 2026

	By:	/s/ Lucie Harwood
	Name:	Lucie Harwood
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Gillespie	Chief Executive Officer and Director	May 13, 2026
Edward Gillespie	(Principal Executive Officer)

/s/ Robert J. Bailey	Director	May 13, 2026
Robert J. Bailey

/s/ Martha Crawford	Director	May 13, 2026
Martha Crawford

/s/ Matthew Henninger	Director	May 13, 2026
Matthew Henninger

/s/ Peter Longo	Chairman	May 13, 2026
Peter Longo

8

ABUNDIA GLOBAL IMPACT GROUP, INC.

(Formerly Houston American Energy Corp)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Abundia Global Impact Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Abundia Global Impact Group, Inc. (the “Company”) as of December 31, 2025 , the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 , and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America .

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

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

