Form 10-Q
period 2026-06-30
ABUNDIA GLOBAL IMPACT GROUP, INC.
filed 2026-08-07
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, we had 44,150,321 shares of common stock, par value $0.001 per share, outstanding.

ABUNDIA GLOBAL IMPACT GROUP, INC.

FORM 10-Q

PART I -FINANCIAL INFORMATION

ITEM 1	Financial Statements

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,179,920	$4,790,964
Accounts receivable, net	242,384	508,482
Contract Assets	89,854	270,228
Prepaid expenses	287,782	542,524
Other current assets	15,910	179,209
TOTAL CURRENT ASSETS	11,815,850	6,291,407

PROPERTY AND EQUIPMENT, NET	18,484,380	11,272,577

OTHER ASSETS
Goodwill	13,201,150	13,201,150
Technology licenses	3,782,850	2,005,025
Capitalized patents, net	1,095,662	1,398,295
Operating lease right of use asset	133,983	150,189
Other assets	12,286	12,286
TOTAL OTHER ASSETS	18,225,931	16,766,945

TOTAL ASSETS	$48,526,161	$34,330,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,023,243	$2,720,463
Deferred revenue	2,478,144	127,500
Notes payable – related party, net	675,000	4,208,562
Convertible note payable	6,458,630	-
Convertible note payable measured at fair value- related party	4,144,397	-
Current portion of lease liability	23,731	14,197
Other payables	101,288	243,117
TOTAL CURRENT LIABILITIES	19,904,433	7,313,839

LONG-TERM LIABILITIES
Convertible note payable	-	6,260,274
Operating lease liability, net of current portion	134,521	146,942
Asset retirement obligation	37,727	32,248
TOTAL LONG-TERM LIABILITIES	172,248	6,439,464

TOTAL LIABILITIES	20,076,681	13,753,303

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 300,000,000 shares authorized: 44,150,321 and 36,918,281 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	44,150	36,918
Additional paid-in capital	84,965,178	65,037,940
Equity in RPD prior to acquisition	-	3,162,943
Non-controlling interest	118,623	-
Accumulated deficit	(56,671,804)	(47,654,861)
Other comprehensive income (loss)	(6,667)	(5,314)
TOTAL SHAREHOLDERS’ EQUITY	28,449,480	20,577,626

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,526,161	$34,330,929

*	In accordance with ASC 805 (as defined in Note 1) the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the acquisition of RPD Technologies Americas, LLC in a transaction between entities under common control. See Note 4- Common Control Transactions

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025*	2026	2025*

REVENUE
Oil and Gas	$143,031	$-	$275,996	$-
Engineering and Process Development Services	1,812,737	483,627	3,024,484	483,627
TOTAL REVENUE	1,955,768	483,627	3,300,480	483,627

COST OF REVENUE
Oil and Gas	95,125	-	220,787	-
Engineering and Process Development	1,259,074	824,816	1,925,564	824,816
TOTAL COST OF REVENUE	1,354,199	824,816	2,146,351	824,816

GROSS MARGIN (LOSS)	601,569	(341,189)	1,154,129	(341,189)

OPERATING EXPENSES
General and administrative	3,526,139	1,401,457	8,937,870	2,400,296
Research and development	207,413	121,431	394,146	724,406
Depreciation, depletion and amortization	47,395	56,299	185,155	56,299
Writeoff of application costs incurred on abandoned patent applications	190,367	-	474,294	-
TOTAL OPERATING EXPENSES	3,971,314	1,579,187	9,991,465	3,181,001

LOSS FROM OPERATIONS	(3,369,745)	(1,920,376)	(8,837,336)	(3,522,190)

OTHER INCOME AND (EXPENSE), NET
Interest expense	(99,726)	(99,726)	(258,711)	(198,356)
Interest income	69,307	-	136,871	-
Grant income	-	46,604	-	737,811
Change in fair value of convertible note-related party	(104,397)	-	(104,397)	-
Change in fair value of warrant liability	-	51,418	-	45,965
Foreign currency gain	(4,851)	(23,258)	(4,369)	(16,809)
TOTAL OTHER INCOME AND (EXPENSE), NET	(139,667)	(24,962)	(230,606)	568,611

NET LOSS BEFORE TAXES	(3,509,412)	(1,945,338)	(9,067,942)	(2,953,579)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(3,509,412)	(1,945,338)	(9,067,942)	(2,953,579)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	50,999	4,687	50,999	4,138

NET LOSS ATTRIBUTABLE TO ABUNDIA GLOBAL IMPACT GROUP, INC.	(3,458,413)	(1,940,651)	(9,016,943)	(2,949,441)

OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation gain (loss)	(47,699)	73,007	(1,353)	60,853

COMPREHENSIVE LOSS	$(3,506,112)	$(1,867,644)	$(9,018,296)	$(2,888,588)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	50,999	4,687	50,999	4,138

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABUNDIA GLOBAL IMPACT GROUP, INC.	$(3,455,113)	$(1,862,957)	$(8,967,297)	$(2,884,450)

Basic and diluted loss per common share	$(0.08)	(0.06)	$(0.21)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	43,996,142	31,778,032 **	42,015,403	31,778,032 **

*	In accordance with ASC 805 (as defined in Note 1) the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the acquisition of RPD Technologies Americas, LLC in a transaction between entities under common control. See Note 4- Common Control Transactions

**

In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 5 – Acquisition

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock				Additional Paid-in	Equity Attributable to RPD Prior to	Accumulated	Accumulated Other Comprehensive	Total Applicable to Abundia Global Impact	Non- Controlling
	Shares		Amount		Capital	Acquisition	Deficit	Loss	Group, Inc.	Interest	Total
Balance at December 31, 2025*	36,918,281		$36,918		$65,037,940	$3,162,943	$(47,654,861)	$(5,314)	$20,577,626	$-	$20,577,626

Equity line of credit stock issuances	868,000		868		2,568,229	-	-	-	2,569,097	-	2,569,097

Shares issued for cash consideration, net of fees	4,134,175		4,134		18,384,065	-	-	-	18,388,199	-	18,388,199

Exercise of pre-funded warrants	1,800,543		1,801		-	-	-	-	1,801	-	1,801

Placement agent fees for prior year stock sales	-		-		(400,000)	-	-	-	(400,000)	-	(400,000)

Restricted stock awards granted	301,822		302		(302)	-			0	-	0

Equity compensation	-		-		947,685	71,002	-	-	1,018,687	-	1,018,687

Foreign currency translation	-		-		-	-	-	46,346	46,346	-	46,346

Net loss	-		-		-	-	(5,558,530)	-	(5,558,530)	-	(5,558,530)

Balance at March 31, 2026*	44,022,821		$44,023		$86,537,617	$3,233,945	$(53,213,391)	$41,032	$36,643,227	$-	$36,643,227

Acquisition of RPD					(1,566,055)	(3,233,945)			(4,800,000)		(4,800,000)

Restricted stock awards granted	127,500		127		(127)	-			-	-	-

Equity compensation	-		-		163,364	-			163,364	-	163,364

Transfer upon vesting of equity interest	-		-		(169,622)	-	-	-	(169,622)	169,622	--

Foreign currency translation	-		-		-	-	-	(47,699)	(47,699)	-	(47,699)

Net loss	-		-		-	-	(3,458,413)	-	(3,458,413)	(50,999)	(3,509,412)

Balance at June 30, 2026	44,150,321		$44,150		$84,965,178	$-	$(56,671,804)	$(6,667)	$28,330,857	$118,623	$28,449,480

Balance at December 31, 2024	31,778,032	**	$31,778	**	$14,586,077 **	-	$(16,602,838)	$(68,927)	$(2,053,910)	$(24,953)	$(2,078,863)

Capital contribution by former majority member of AGIG	-		-		500,000	-	-	-	500,000	-	500,000

Foreign currency translation	-		-		-	-	-	(12,154)	(12,154)	-	(12,154)

Net loss	-		-		-	-	(1,008,790)	-	(1,008,790)	549	(1,008,241)

Balance at March 31, 2025	31,778,032	**	$31,778	**	$15,086,077 **	-	$(17,611,628)	$(81,081)	$(2,574,854)	$(24,404)	$(2,599,258)

Capital contribution by former majority member of AGIG	-		-		441,375	-	-	-	441,375	-	441,375

Net Parent Investment in RPD						2,560,726	-	-	2,560,726	-	2,560,726

Equity compensation						60,000			60,000		60,000

Foreign currency translation	-		-		-	-	-	73,007	73,007	-	73,007

Net loss	-		-		-	-	(1,940,651)	-	(1,940,651)	(4,687)	(1,945,338)

Balance at June 30, 2025 *	31,778,032	**	31,778	**	15,527,452 **	2,620,726	(19,552,279)	(8,074)	(1,380,397)	(29,091)	(1,409,488)

*	In accordance with ASC 805 (as defined in Note 1) the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the acquisition of RPD Technologies Americas, LLC in a transaction between entities under common control. See Note 4- Common Control Transactions

**

In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 5 – Acquisition

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,067,942)	$(2,953,579)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation, depletion and amortization	185,155	56,299
Equity compensation	445,488	60,000
Write off of application costs incurred on abandoned patent applications	474,294	-
Change in fair value of warrant liability	-	(45,965)
Change in fair value of convertible note payable	104,397	-
Amortization of operating lease ROU	13,320	-
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	266,098	(35,655)
Prepaid expenses	254,742	(16,765)
Contract Assets	180,374	(3,215)
Other current assets	3,299	-
Accounts payable and accrued expenses	2,433,675	637,513
Deferred Revenue	2,350,644	(139,445)
Accrued interest payable	198,356	198,356
Other payables	(141,829)	954
Net cash used in operating activities	(2,299,929)	(2,241,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for RPD Acquisition	(600,000)	-
Investment in licensed technology	(1,777,825)
Payments related to patent application costs	(182,465)	(296,658)
Purchase of fixed assets	(5,808,569)	-
Net cash used in investing activities	(8,368,859)	(296,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by former majority member of AGIG	-	941,375
Parent Capital Contribution to RPD	-	730,000
Proceeds from note payable - related party	-	885,000
Repayment of note payable - related party	(3,500,000)	(450,000)
Proceeds from equity line of credit draw downs	2,569,097	-
Shares issued for cash consideration	19,998,199	-
Transaction fees paid for share issuance	(1,610,000)	-
Exercise of pre-funded warrants	1,801	-
Payment to placement agent for fees on prior year stock sales	(400,000)	-

Net cash provided by financing activities	17,059,097	2,106,375

Effect of exchange rate changes	(1,353)	60,853

Net Change in Cash and Cash Equivalents	6,388,956	(370,932)

Cash, beginning of period	4,790,964	556,003

Cash, end of period	$11,179,920	$185,071

Interest paid	$93,556	$-
Tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of RPD funded by convertible note	$4,040,000	$-
Release of prepaid RPD acquisition costs	$160,000	$-
Purchase of fixed assets funded by accounts payable and accruals	$1,581,060	$-
Options and restricted share awards for accrued equity compensation liability	$736,563	$-

*	In accordance with ASC 805 (as defined in Note 1) the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the acquisition of RPD Technologies Americas, LLC in a transaction between entities under common control. See Note 4- Common Control Transactions

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

After the Share Exchange, the Company primarily operates as a technology solutions company in the recycling and renewable energy, fuels and chemicals sectors. The Company, through its now wholly owned subsidiary, AGIG, is focused on using waste products to decarbonize the energy, fuels and chemicals sector by providing renewable alternatives. AGIG uses a combination of proprietary, licensed and commercialized technologies to produce a complete process that turns waste plastics and biomass into crude or drop-in alternatives to fossil derived energy, fuels and chemicals. AGIG’s holistic approach has brought together the complete commercial chain with feedstocks, technology, a diverse management team, and world class off-take partners for the growing suite of products in place.

On April 1, 2026, the Company acquired 100% of the membership interests of RPD Technologies Americas, LLC (“RPD”) from Abundia Financial, LLC (“Abundia Financial”), the Company’s controlling shareholder, pursuant to a Membership Interest Purchase Agreement. RPD is an engineering and technology services company that provides process development, pilot plant operations, engineering design and technology commercialization services to customers in the energy, refining, petrochemical, and renewable fuels industries. RPD assists clients with evaluation, development, scale-up, testing and commercialization of proprietary and third-party technologies.

The acquisition was completed for an aggregate consideration of $4,800,000. As both the Company and RPD were under common control of Abundia Financial immediately before the transaction, the acquisition was accounted for as a transaction between entities under common control. Accordingly, the assets and liabilities acquired were recorded at their historical values, and the Company’s consolidated financial statements have been adjusted retrospectively to reflect the combined operations of the entities for all periods presented, as applicable. Following the acquisition, RPD operates as a majority-owned subsidiary of the Company, with a 13% noncontrolling interest held by individuals who serve as key consultants to RPD. The RPD financial position, results of operations and cashflows are included in the Company’s unaudited condensed consolidated financial statements. Refer to Note 4- Common Control Transactions.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared following accounting principles generally accepted in the United States of America, (“GAAP”) which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $56,671,804 as of June 30, 2026. For the six months ended June 30, 2026, the Company generated revenue of $3,300,480. For the six months ended June 30, 2026, the Company reported a net loss of $(9,067,942). No assurances can be given that the Company’s share price or that the volume of shares traded will be sufficient for the Company to be able to draw down sufficient funds under its Equity Line of Credit Agreement to fund the Company’s working capital needs to implement its business plan or that the Company will be able to successfully negotiate extensions to the terms of its current borrowings. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and the following subsidiary companies from the date of their formation or incorporation:

Company Name	Country of Formation / Incorporation	Date of Formation / Incorporation	Percentage Ownership
Abundia Biomass LLC	USA	March 26, 2019	100%
Abundia Biomass-to-Liquids Limited	UK	July 10, 2020	100%**
Abundia Plastics to Liquids LLC	US	September 10, 2021	98.5%*
Abundia Plastics Europe Limited	UK	January 14, 2020	100%
Abundia Global Impact Group LLC	US	March 26, 2019	100%
Abundia Global Impact Group (Ireland) Limited	Ireland	February 4, 2022	100%
Abundia Global Impact Group (UK) Limited	UK	May 5, 2023	100%
HAEC Louisiana E&P Inc.	USA	July 7, 2008	100%
RPD Technologies Americas, LLC	USA	April 11, 2025	87%

*	100% ownership through June 30, 2025

**	77.5% ownership through October 6, 2025

All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net income or financial position in any of the periods presented.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the financial position, results of operations and cashflows for all periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The balance sheet information as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Common Control Acquisition

The company accounts for transfers of net assets between entities under common control in accordance with ASC 805-50, Transactions Between Entities Under Common Control. Assets and liabilities acquired in a common-control transaction are recognized at the historical carrying amounts of the transferring entity as of the date of transfer. No new basis of accounting is established, and no goodwill or bargain purchase gain is recognized as a result of the transaction. To the extent that such transactions require prior periods to be retrospectively adjusted, historical net equity amounts prior to the transaction date are reflected in “Net Parent Investment within equity. Upon the transfer of a business under common control, the Company records the transferred assets at their historical carrying values. In the unaudited condensed consolidated financial statements, any investment recorded by the receiving entity is eliminated in consolidation. To the extent consideration transferred exceeds the historical carrying value of the net assets acquired, the excess is accounted for as a distribution to parent and is reflected within equity. In the accompanying unaudited condensed consolidated statement of cashflows, cash consideration up to the carrying value of net assets acquired is presented as an investing activity and cash consideration in excess of the carrying value of net assets acquired is presented as a financing.

Revenue Recognition

As discussed in Note 4, Common Control Transactions, the Company acquired RPD in a transaction between entities under common control. As a result, RPD has been included in the Company’s consolidated financial statements from that date forward, and its revenues and expenses are reflected in the accompanying consolidated statements of operations beginning on April 16, 2025. The common control transaction has been accounted for in a manner consistent with the applicable guidance, and the inclusion of RPD’s results reflects the retrospective combination of entities under common control, as further described in Note 4.

Nature of Revenue RPD

The Company generates substantially all its revenue from providing engineering, pilot plant operations, testing, process development, and related technical services to customers. These services are primarily performed utilizing the Company’s pilot plant and demonstration equipment and related infrastructure. In certain arrangements, the Company also designs, manufactures, and transfers pilot units or components of pilot units to customers as part of its project deliverables. Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers, when control of the promised goods or service is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

The Company evaluates its contracts to identify performance obligations, which represent promises to transfer distinct goods or services to customers. In most arrangements, the Company provides a series of highly integrated services, including engineering, design, construction, commissioning, operations, testing, analytics, and reporting, that together represent a single performance obligation because the individual services are not separately identifiable within the context of the contract. In certain arrangements, contracts may include distinct goods or services, such as standalone consulting services, reports, or equipment transfers, which are accounted for as separate performance obligations.

The transaction price is determined based on the consideration specified in the contract and may include fixed fees, time-based service charges, reimbursable costs, materials, and approved contract modifications. Certain contracts contain variable consideration, including usage-based fees, reimbursable costs, and change orders. Variable consideration is estimated and included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. The Company’s contracts generally have payment terms of one year or less and do not contain a significant financing component. When a contract contains multiple performance obligations, the Company allocates the transaction price to each performance obligation based on relative standalone selling prices. Standalone selling prices are based on observable prices when available and otherwise estimated using methods such as expected cost plus margin or other reasonable approaches that maximize observable inputs.

The company recognizes revenue when it satisfies the performance obligation by transferring a product or service to the customer. Revenue is recognized either over time or at a point in time depending on the nature of the Company’s performance obligations. The majority of the Company’s revenue is recognized over time as services are performed because the customer simultaneously receives and consumes the benefits of the Company’s performance. Progress toward completion is measured using methods that best depict the transfer of control to the customer, project progress, costs incurred, or other measures of performance, depending on the nature of the arrangement. Revenue associated with distinct goods or services that do not qualify for over-time recognition is recognized at a point in time when control transfers to the customer.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing and cash collections. Accounts receivable are recorded when the Company has an unconditional right to consideration. Contract assets are recognized when revenue is recognized prior to the Company’s right to invoice the customer, and deferred revenues are recognized when consideration is received or billed in advance of the transfer of goods or services.

Remaining Performance Obligations

The Company has elected the practical expedient under ASC 606 not to disclose information about remaining performance obligations for contracts with an original expected duration of one year or less. Substantially all of the Company’s contracts qualify for this practical expedient.

Fair Value Option and Convertible Note

In April 2026, the Company issued a senior secured convertible promissory note (the “RPD Convertible Note”) to Abundia Financial in connection with the acquisition of RPD Technologies Americas, LLC. The RPD Convertible Note has a principal balance of $4,040,000, bears interest at a stated rate of 10%, and matures approximately 14 months from the issuance date. The RPD Convertible Note is convertible into shares of the Company’s common stock at the option of the holder based on a defined conversion formula, or may be settled in cash at maturity or upon conversion in accordance with the terms of the agreement.

The Company has elected the fair value option in accordance with ASC Topic 825, Financial Instruments, for the RPD Convertible Note. Under the fair value option, the note is initially recognized at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

The Company elected the fair value option to simplify the accounting for the RPD Convertible Note, which contains embedded conversion features that would otherwise require evaluation and potential bifurcation under ASC Topic 815, Derivatives and Hedging.

The Convertible Note is presented as “Convertible note payable measured at fair value” within liabilities on the unaudited condensed consolidated balance sheets. Changes in the fair value of the Convertible Note are presented in “Change in fair value of convertible note” within the unaudited condensed consolidated statements of operations. The portion of the change in fair value attributable to instrument-specific credit risk is recorded in other comprehensive income (loss). Any issuance costs and fees incurred in connection with the Convertible Note are recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations as incurred and are not deferred or capitalized.

Because the RPD Convertible Note was issued in a related-party transaction, the Company evaluated whether the transaction price represented fair value at issuance. The Company determined the initial fair value using valuation techniques that incorporate market participant assumptions, including credit risk and the contractual features of the instrument. Any difference between the transaction price and the estimated fair value at issuance was recorded as an equity contribution or distribution, as appropriate.

Recent Accounting Pronouncements

Adopted Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods with updates to be applied on a prospective basis. The Company adopted ASU 2025-05 as of January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s financial statements.

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

NOTE 4- COMMON CONTROL TRANSACTIONS

On April 1, 2026, the Company completed the acquisition of RPD. Pursuant to the Acquisition, the Company entered into a Membership Interest Purchase Agreement with RPD and Abundia Financial, pursuant to which the Company acquired 100% of the outstanding equity interest of RPD.

Abundia Financial is considered the Company’s controlling shareholder, and as of the acquisition date held approximately 63% of the issued and outstanding shares of common stock of the Company. The transaction was accounted for as a transfer of net assets between entities under common control in accordance with ASC 805-50, Business Combinations: Related Issues”.

In accordance with ASC 805-50 the assets acquired, and liabilities assumed were recognized at their historical carrying amounts as reflected in the accounts of the transferring entity immediately prior to the transaction. As a result, no step-up to fair value was recorded and no goodwill or other acquisition related intangible assets were recognized.

RPD became subject to common control on April 16, 2025 when it was acquired by Abundia Financial. The Company is the predecessor entity and therefore the accompanying interim unaudited condensed consolidated financial statements reflect the historical results of the Company for all periods presented and the results of RPD for the periods beginning on April 16, 2025.

The following table summarizes the carrying amounts of the assets acquired and liabilities assumed on the transfer date:

April 1, 2026
Carrying amounts of assets acquired
Cash and cash equivalents	$899,745
Accounts receivable	217,367
Contract Assets	131,716
Prepaid expenses - others	10,841
Property, Plant, and Equipment	1,289,298
Goodwill	215,000
Total Assets Acquired	2,763,967
Accounts payable and accrued liabilities	401,668
Deferred revenue	817,515
Notes-Payable Related Party, net	240,000
Total Liabilities Assumed	1,459,183
Total Equity Assumed	$1,304,784

The total equity assumed above is inclusive of RPD’s accumulated deficit of $1,929,161 for the period April 16, 2025 through March 31, 2026 which is recorded to the Company’s accumulated deficit balances. Consideration paid by the Company to Abundia Financial for the acquisition of RPD totaled $4,800,000. The consideration was comprised of a $4,040,000 senior secured convertible promissory note (the “RPD Convertible Note”) to Abundia Financial. Refer to Note 11- Note and Convertible Notes Payable for further disclosures. The consideration was also comprised of $600,000 cash payment and $160,000 prepaid by AGIG in 2025. The excess of the consideration transferred over the historical carrying value of the net assets received was recorded as an adjustment to additional paid-in capital within stockholders’ equity. Transaction costs incurred in connection with the acquisition were not material and were expensed as general selling and administrative costs.

The following tables reconcile the Company’s previously reported revenue, net income, and equity to the retrospectively recast financial statements reflecting the historical financial information for RPD for the periods presented.

	Three Month Ended June 30,2025
	AGIG Previously Reported	RPD	AGIG As Adjusted
Revenue	$-	$483,627	$483,627
Net loss	$(1,110,324)	$(835,015)	$(1,945,339)

	Six Month Ended June 30,2025
	AGIG Previously Reported	RPD	AGIG As Adjusted
Revenue	$-	$483,627	$483,627
Net loss	$(2,118,564)	$(835,015)	$(2,953,579)

	As of December 31, 2025
	AGIG Previously Reported	RPD	AGIG As Adjusted
Total Equity	$19,014,417	$1,563,209	$20,577,626

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

The Share Exchange was accounted for as a reverse acquisition in accordance with GAAP within ASC Topic 805, Business Combinations (“ASC 805”), whereby AGIG LLC, the legal acquiree, is considered the accounting acquirer and the Company, the legal acquirer, is treated as the acquired company for financial reporting purposes. AGIG LLC was considered the accounting acquirer as its controlling shareholder, Abundia Financial, would hold approximately 84.9% of the issued and outstanding common stock and was deemed a controlling shareholder of the Company following the Share Exchange.

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the Share Exchange. The purchase price allocations were comprised of the components presented below, which represent the determination of the fair value of the assets acquired and liabilities assumed, with the excess of the purchase price over the fair value of net identifiable assets acquired recorded to goodwill. The final determination of the fair value of certain assets and liabilities and the allocation of goodwill to reporting units will be completed within the measurement period in accordance with FASB ASC Topic 805.

The purchase price allocation is as follows:

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

The Company incurred $13,081,201 of acquisition-related expenses related to the transaction during the year ended December 31, 2025, $12,390,253 of this was a success fee paid by the controlling shareholder on behalf of the Company, the remaining $690,948 of acquisition-related expenses are included in general and administrative expenses. No further acquisition-related expenses were incurred during the three months or 6 months ended June 30, 2026.

The operating results of the Company’s legacy business were included in the consolidated results of operations from the date of the Share Exchange. The consolidated financial statements for the year ended December 31, 2025 include revenues and net loss of $410,632 and $20,152,734, respectively, for the period from the closing date of the Share Exchange through December 31, 2025.

The following unaudited pro forma financial information presents the combined results of operations for the Company and AGIG for the three and six months ended June 30, 2025 The unaudited condensed consolidated pro forma results of operations are as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue	$594,184	$696,529
Net loss	$(3,867,794)	$(23,621,506)

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

NOTE 6 – SEGMENT REPORTING

The Company determined it has three reporting segments on the basis of its operations, products, and the economic characteristics of each of its operating segments and corresponds to the manner in which its Chief Operating Decision Maker (“CODM”) reviews and evaluates performance to make decisions about resources to be allocated to the segment. The Company’s segment structure reflects the Company’s engineering and process development services (“RPD”) its legacy O&G operations (“O&G”) and its emerging renewables initiatives (“Renewables”). Prior to the April 1, 2026 acquisition of RPD, the Company operated with two operating segments consisting of O&G and Renewables. As the acquisition was accounted for as a transaction between entities under common control, prior-period segment information has been retrospectively adjusted to reflect the current three-segment structure for all periods presented, as applicable.

The O&G segment generates revenue from oil and gas operations and the RPD segment generates revenue from its engineering, pilot plant operations, testing, process development, and technical services. The Renewables is in the pre-revenue stage, primarily incurring research and development and start-up costs associated with its development of scalable technologies for converting plastic and biomass waste into renewable fuels and chemicals. The CODM is a committee including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

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

	Three Months Ended June 30, 2026
	RPD	O&G	Renewables	Total
Revenue	$1,812,737	$143,031	$-	$1,955,768

Segment expense:
Cost of Engineering and process development services	1,259,074	-	-	1,259,074
General and administrative	725,864	-	2,800,275	3,526,139
Research and development costs	-	-	207,413	207,413
Operating lease expense and severance tax	-	95,125	-	95,125
Adjusted segment operating income (loss)	(172,201)	47,906	(3,007,688)	(3,131,983)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	36,535	5,479	5,381	47,395
Write off of application costs incurred on abandoned patent applications	-	-	190,367	190,367
Changes in fair value of convertible note	104,397	-	-	104,397
Interest expense	-	-	99,726	99,726
Interest income	-	-	(69,307)	(69,307)
Foreign currency gain	-	-	4,851	4,851
Loss before income taxes	$(313,133)	$42,427	$(3,238,706)	$(3,509,412)

	Six Months Ended June 30, 2026
	RPD	O&G	Renewables	Total
Revenue	$3,024,484	$275,996	$-	$3,300,480

Segment expense:
Engineering and Process development services	1,925,564	-	-	1,925,564
General and administrative expenses	1,588,124	-	7,349,746	8,937,870
Research and development costs	-	-	394,146	394,146
Operating lease expense and severance tax	-	220,787	-	220,787
Adjusted segment operating income (loss)	(489,204)	55,209	(7,743,892)	(8,177,887)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	104,123	70,228	10,804	185,155
Write off of application costs incurred on abandoned patent applications	-	-	474,294	474,294
Changes in fair value of convertible note	104,397	-	-	104,397
Interest expense	-	-	258,711	258,711
Interest income	-	-	(136,871)	(136,871)
Foreign currency gain	-	-	4,369	4,369
Loss before income taxes	$(697,724)	$(15,019)	$(8,355,199)	$(9,067,942)

	Three Months Ended June 30, 2025
	RPD	O&G	Renewables	Total
Revenue	$483,627	$-	$-	$483,627

Segment expense:
Engineering and Process development services	824,816	-	-	824,816
General and administrative expenses	437,527	-	963,930	1,401,457
Research and development costs	-	-	121,431	121,431
Operating lease expense and severance tax	-	-	-	-
Adjusted segment operating income (loss)	(778,716)	-	(1,085,360)	(1,864,077)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	56,299	-	-	56,299
Grant income	-	-	(46,604)	(46,604)
Change in far value of warrant liability	-	-	(51,418)	(51,418)
Interest expense	-	-	99,726	99,726
Foreign currency gain	-	-	23,258	23,258
Loss before income taxes	$(835,015)	$-	$(1,110,323)	$(1,945,338)

	Six Months Ended June 30, 2025
	RPD	O&G	Renewables	Total
Revenue	$483,627	$-	$-	$483,627

Segment expense:
Engineering and Process development services	824,816	-	-	824,816
General and administrative expenses	437,527	-	1,962,769	2,400,296
Research and development costs	-	-	724,406	724,406
Operating lease expense and severance tax	-	-	-	-
Adjusted segment operating income (loss)	(778,716)	-	(2,687,175)	(3,415,891)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	56,299	-	-	56,299
Grant income	-	-	(737,811)	(737,811)
Changes in fair value of warrant liability	-	-	(45,965)	(45,965)
Interest expense	-	-	198,356	198,356
Foreign currency gain	-	-	16,809	16,809
Loss before income taxes	$(835,015)	$-	$(2,118,564)	$(2,953,579)

Oil and gas revenues and expenses for the legacy HUSA business have been included in the accompanying unaudited condensed consolidated statements of operations from July 1, 2025. See Note 5 – Acquisition above.

RPD’s revenues and expenses have been included in the accompanying unaudited condensed consolidated statements of operations beginning April 16, 2025, the date on which RPD and the Company became entities under common control. See Note 4- Common Control Transactions.

	Six Months Ended June 30,
	2026	2025
Depreciation, depletion and amortization:
RPD	$104,123	$56,299
O&G	70,228	-
Renewables	10,804	-
Consolidated depreciation, depletion and amortization expense	$185,155	$56,299

	June 30, 2026	December 31, 2025
Assets:
RPD	$4,291,313	$2,475,498
O&G	673,288	$794,963
Renewables	43,561,560	31,060,468
Total assets of reportable segments	$48,526,161	$34,330,929

Geographic Information

All the Company’s revenues from customers are generated from customers located in the United States, and all of the Company’s long-lived assets are located in the United States. Accordingly, no additional geographic information is presented.

NOTE 7 – Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company generates revenue from engineering and process development services and legacy oil and gas (“O&G”) operations, Revenue is recognized either over time or at a point in time depending on the nature of the Company’s performance obligations.

Revenue from engineering, process development, pilot plant operations, engineering design, testing, and technology commercialization services is generally recognized over time because customers simultaneously receive and consume the benefits of the services as they are performed. Progress toward completion is measured using an input method, such as costs incurred or labor hours, which the Company believes faithfully depicts the transfer of control of the services to the customer. Revenue from engineering and process development is generated from a limited number of customer contracts at any given time, consistent with the nature of its business. As a result, revenue is concentrated on a small number of customers in any given reporting period. As each engagement is typically project-specific and of finite duration the customers comprising this concentration are not necessarily the same period to period. For the three months ending June 30, 2026, revenue from five customers represented approximately 74% of revenue. For the six months ending June 2026 revenue from six customers represented approximately 80% of the revenue. Accounts receivable related to revenue from engineering and process development services as of June 30, 2026, were concentrated in two customers representing 65% of the receivables.

Revenue from the sale of oil and gas production is recognized at a point in time. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed.

The following table disaggregates revenue by significant product type for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Engineering, design, and technology commercialization services	$1,812,737	$483,627	$3,024,484	$483,627
Oil and gas sales	143,031	-	275,996	-
Total revenue from customers	$1,955,768	$483,627	$3,300,480	$483,627

Oil and gas revenues for the legacy HUSA business have been included in the statement of operations from July 1, 2025. See Note 5 – Acquisition above.

Engineering, design, and technology commercialization services have been included in statement of operations from April 16, 2025. See Note 4- Common Control Transactions

Contract balances

Contract assets are recognized when revenue is recognized prior to the Company’s right to invoice the customer, and deferred revenue is recognized when consideration is received or billed in advance of the transfer of goods or services.

Significant changes in the contract assets and the deferred revenue balances during the period are as follows:

Contract Assets

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Transferred to receivables from contract assets recognized at the beginning of the period	$(270,228)	$-
Revenue recognized and not billed as of period end	89,854	270,228
Net Change in Contract Assets	$(180,374)	$270,228

Deferred Revenue

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Increases due to customer billings, net of amounts recognized as revenue during the period	$2,478,144	$127,500
Revenue recognized that was included in the deferred revenue balance as of the beginning of the period	(127,500)	-
Net Change in deferred revenue	$2,350,644	$127,500

NOTE 8- GRANT INCOME

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

During the six-month periods ending June 30, 2026, and 2025, the Company incurred $nil and $691,207, respectively, in expenditure eligible for reimbursement which has been recognized as grant income in other income in the consolidated statements of operations.

The term of the grant was completed on March 31, 2025.

NOTE 9 – PROPERTY AND EQUIPMENT

	Estimated Useful Life	June 30, 2026	December 31, 2025

Cost
Land	Indefinite	$8,576,854	$8,576,854
Oil and gas properties	Based on units of production	930,350	930,350
Machinery and Equipment	3-17 years	1,426,365	1,436,875
Construction in progress	N/A	8,020,460	630,830

Total cost		$18,954,029	$11,574,909

Accumulated depreciation and depletion		(469,649)	(302,332)

Property and equipment, net		$18,484,380	$11,272,577

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

During the three months ended June 30, 2026 and 2025, the Company recorded a depletion expense of $5,478 and $nil respectively. During the six months ended June 30, 2026 and 2025, the Company recorded depletion expense of $70,227 and $nil, respectively.

Machinery and Equipment

The company’s machinery and equipment is comprised primarily of assets utilized for engineering and process development services located on its site in Baytown, Texas. During the three months ended June 30, 2026, and 2025, the Company recorded depreciation expense of $36,535 and $56,299 respectively. During the six months ended June 30, 2026 and 2025 the Company recorded depreciation expense of $104,133 and $56,299 respectively.

Construction in Progress

The Company has commenced the construction on its Cedar Port Property in Baytown, Texas, related to its RPD Technologies Facility and the Corporate Headquarters. The first phase of the construction in progress is scheduled to be completed by the fourth quarter of 2026.

NOTE 10 – CAPITALIZED PATENT COSTS

The Company has applied for a number of patents relating to its proposed business plan.

	Weighted Average Remaining Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2026

Pending patent applications	N/A	$705,466	$-	$705,466
Granted patents	18	435,846	(45,650)	390,196
Total patent costs		$1,141,312	$(45,650)	$1,095,662

December 31, 2025

Pending patent applications	N/A	$1,069,914	$-	$1,069,914
Granted patents	19	363,227	(34,846)	328,381
Total patent costs		$1,433,141	$(34,846)	$1,398,295

Amortization expense related to granted patents was $5,352 and $nil for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to granted patents was $10,804 and $nil for the six months ended June 30, 2026 and 2025, respectively.

During the three months ending June 30, 2026 and 2025, the Company wrote off application costs incurred on abandoned patent applications of $190,367 and $nil, respectively. During the six months ending June 30, 2026 and 2025 the Company wrote off application costs $464,294 and $nil, respectively.

As of June 30, 2026, expected amortization expense for granted patents for the next five years and thereafter are as follows:

As of June 30, 2026
2026 (remainder of the year)	$12,801
2027	25,601
2028	25,601
2029	25,601
2030	25,601
Thereafter	274,991
Total	$390,196

NOTE 11 – NOTES AND CONVERTIBLE NOTE PAYABLE

NOTE AND CONVERTIBLE NOTES PAYABLE DUE WITHIN 1 YEAR	June 30, 2026	December 31, 2025
AGIG convertible note payable	$5,000,000	$-
Accrued interest on AGIG convertible note payable	1,458,630	-
RPD Convertible Note-related party	4,144,397	-
BFH AGIG note payable – related party	435,000	435,000
BFH RPD note payable- related party	240,000	240,000
BFH HUSA note payable – related party	-	3,500,000
Accrued interest on BFH HUSA note payable – related party	-	33,562
	$11,278,027	$4,208,562

NOTE AND CONVERTIBLE NOTE PAYABLE DUE GREATER THAN 1 YEAR

AGIG convertible note payable	$-	$5,000,000
Accrued interest on AGIG convertible note payable	-	1,260,274
Convertible note payable non-current	$-	$6,260,274

TOTAL NOTE AND CONVERTIBLE NOTES PAYABLE	$11,278,027	$10,468,836

As of June 30, 2026 and December 31, 2025, the weighted average interest rate on the Company’s notes and convertible notes payable was 8.9% and 7.2%, respectively.

Future annual repayment of notes – related party, convertible notes and accrued interest as of June 30, 2026 is as follows:

Years ended December 31,
Due on demand	$435,000
2026	240,000
2027	10,599,630
Present value of minimum payments	$11,274,630

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

During the three months ending June 30, 2026, and 2025, the Company recognized interest expense of $99,726 in both periods. During the six months ending June 30, 2026 and 2025 the Company recognized interest expense of $198,356 in both periods.

As of June 30, 2026 and December 31, 2025, the balance of the outstanding AGIG Convertible Note, together with accrued interest was $6,458,630 and $6,260,274, respectively.

As of June 30, 2026 and December 31, 2025, the effective annual interest yield on the AGIG Convertible Note was 8%.

3i HUSA Convertible Note

On July 10, 2025, the Company entered into a securities purchase agreement with an institutional investor (“3i”), pursuant to which the Company issued a senior secured convertible note in the original principal amount of $5,434,783 (the “3i HUSA Convertible Note”) with 8.0% original issue discount and received $5,000,000 in cash. The Company used the net proceeds from the 3i HUSA Convertible Note, together with cash on hand, to finance the acquisition of a 25-acre site in Baytown, Texas, the Cedar Port Property.

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

During the three and six months ended June 30, 2025, $250,000 and $450,000 was repaid, respectively in respect of the BFH AGIG Note Payable - Related Party.

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

During the three and six months ending June 30, 2026, the Company accrued $nil and $60,355, respectively in respect of this loan.

Effective March 31, 2026, the Company repaid the entire $3,500,000 principal balance of the BFH HUSA Note, together with accrued interest of $93,917.

BFH RPD Note Payable- Related Party

Effective December 11, 2025 BFH (a related party) loaned the Company $240,000 by way of a note payable. The note payable is interest-free and due in full six months from the date of funding. During the second quarter of 2026 the loan maturity was extended to December 2026.

RPD Convertible Note-Related party

On April 1, 2026, the Company issued a senior secured convertible promissory note (the “RPD Convertible Note”) to Abundia Financial in connection with the acquisition of RPD Technologies Americas, LLC. The RPD Convertible Note has a principal balance of $4,040,000, bears interest at a stated rate of 10%, and matures approximately 14 months from the issuance date. The RPD Convertible Note is convertible into shares of the Company’s common stock at the option of the holder based on a defined conversion formula, or may be settled in cash at maturity or upon conversion in accordance with the terms of the agreement. The fair value of the RPD Convertible note as of the issuance date and June 30, 2026 was comprised on a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments with changes in fair value recorded in changes in fair value of convertible note in the unaudited condensed statement of operations. Contractual accrued interest expense recorded as part of the change in fair value during the three months ended June 30 2026 was $101,000. There was no change in instrument-specific credit risk during the three months ended June 30, 2026.

The following table shows change in the carrying amount of the RPD Convertible Note during the three months ended June 30, 2026

Three months ended June 30, 2026
Fair value of principal received at issuance	$4,040,000
Change in fair value of debt	104,397
Ending balance as of June 30, 2026	$4,144,397

NOTE 12 - FAIR VALUE MEASUREMENTS

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, government grant receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value given the short-term nature of these instruments.

Management determined that the estimated fair value of the Company’s notes payable recorded at amortized cost approximates their carrying value as of June 30, 2026 due to the limited time remaining until maturity. Because the notes are scheduled to mature within twelve months of the balance sheet date, the effect of changes in market interest rates on fair value is not considered significant.

Recurring Fair Value Measurements

RPD Convertible Note-Related party

The fair value of the RPD Convertible Note as of June 30, 2026 was comprised of a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) with change in fair value recorded in change in fair value of debt in the unaudited interim condensed consolidated statements of operations. There was no change in the instrument specific credit risk during the three months ended June 30, 2026.

The company estimated and recorded the fair value of the RPD Convertible Note upon its issuance date of April 1 2026. The fair value of the RPD Convertible note as of June 30, 2026 was based on a bond plus option framework. The principal and interest cash flows were discounted at a rate which was back-solved as of the Issuance Date, then adjusted at each mark-to-market date to reflect changes in the rate corresponding to the company’s credit rating. The option valuation utilized Black Scholes option pricing model with two call options.

The valuation utilized significant Level 3 unobservable inputs including volatility, discount rate, and risk-free interest rate. Significant judgement is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such difference could materially impact on the fair value of the RPD Convertible Note.

Significant unobservable inputs	April 1, 2026	June 30, 2026
Expected Volatility	$65.64%	$60.90%
Risk-Free Interest Rate	3.63%	3.91%
Discount Rate	39.53%	47.87%

Refer to Note 11- “Notes and Convertible Notes Payable”, for the change in the carrying amount of the RPD Convertible note during the three months ended June 30, 2026.

Warrant Liabilities

Non-recurring Fair Value Measurements

Certain assets, including long-lived assets and certain financial instruments, are measured at fair value on a non-recurring basis if it is determined that impairment indicators are present using Level 3 inputs.

During the three and six months ended June 30, 2026 and 2025, the Company determined that no impairment indicators had occurred and consequently no impairments were recorded during these periods.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of its operations, the Company is subject to litigation of matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a liability for contingent losses when it is both probable that liability has been incurred, and the amount of the loss is known. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

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

Capital Contributions

There were no capital contributions from the Company’s controlling shareholder in 2026. During the three and six months ended June 30, 2025, the Company’s controlling shareholder made capital contributions of $3,002,101 and $3,502,101, respectively. Of the capital contributions made during the six months ended June 30, 2025 $730,000 related to capital contributions from Abundia Financial to RPD. These cash contributions were made to support the working capital needs of the Company and were made prior to the completion of the Share Exchange.

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

During the three and six months ended June 30, 2026, the Company issued nil and 868,000 shares of Common Stock under the ELOC Agreement, for proceeds of $nil and $2,569,097, respectively.

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

NOTE 15 – EQUITY COMPENSATION

2025 Equity Incentive Plan

As of June 30, 2026 there were, respectively, 717,804 shares of common stock available for issuance pursuant to future stock or option grants under the 2025 Plan.

Stock-based compensation costs recognized under the plan are recorded as selling, general and administrative expenses. Stock compensation costs for the three and six months ended June 30, 2026 were $134,297 and $345,419 respectively. There were no stock-based compensation expenses recognized under the plan for the periods ended three months or six months June 30, 2025.

As of June 30, 2026, there is no accrued stock compensation for awards earned and not granted. As of December 31, 2025, the Company had accrued $736,563 in respect of accrued stock bonuses and restricted stock / option awards to be granted in 2026 under the 2025 Plan. During the first quarter of 2026, the equity awards related to the accrued expenses were granted and reclassified to equity.

Stock Options Issued and Outstanding

A summary of stock option activity during the six months ended June 30, 2026 is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, December 31, 2025	87,274	$19.26	5.6	$-
Options exercisable December 31, 2025	80,961	20.22	5.3	-
Options unvested as of December 31, 2025	6,313	7.17	9.33	-
Granted	602,874	1.14	9.94	36,924
Expired	(3,200)	27.52	-	-
Forfeited	-	-	-	-
Options outstanding as of June 30, 2026	686,948	$3.32	9.37	$36,924
Options exercisable as of June 30, 2026	115,433	14.58	6.48	-
Options unvested as of June 30, 2026	571,515	1.05	9.96	36,924

The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2026 and 2025 was $0.81 and $nil, respectively. The total fair value of stock options that vested during the six months ended June 30, 2026 and 2025 was 170,557 and nil, respectively.

The grant date fair value of the options granted was calculated using the Black-Scholes pricing model with the following assumptions: 66% volatility, risk free interest rate of 3.68% - 4.15%, an expected life of five years and no dividend.

Compensation costs associated with stock options represented $58,658 and $nil of the total share-based payment expense recorded in the three months ended June 30, 2026 and 2025, respectively. Compensation costs associated with stock options represented $194,781 and $nil of the total share-based payment expense recorded in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $299,280 of unrecognized stock-based compensation expense related stock options to be recognized over a weighted average period of 0.47 years.

Restricted Stock Awards

A summary of restricted stock awards during the six months ended June 30, 2026 is presented in the table below:

	Number of Units	Weighted Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2025	-	$-	$-
Granted	309,322	2.78	303,136
Vested	258,530	2.84	-
Forfeited	-	-	-
Outstanding, June 30, 2026	50,792	$2.52	$49,776

The weighted average grant date fair value of the restricted stock granted during the six months ended June 30, 2026, was $2.78. The total fair value of restricted stock vested during the six months ended June 30 2026 was $733,241. There were no grants or award vesting during the six months ended June 30, 2025.

Compensation costs associated with restricted stock awards represented $75,639 and $nil of the total share-based payment expense recorded in the three months ended June 30, 2026 and 2025, respectively. Compensation costs associated with restricted stock awards represented $150,640 and $nil of the total share-based payment expense recorded in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $27,505 of unrecognized stock-based compensation expense related to restricted stock awards to be recognized over a weighted average period of 0.15 years.

Equity Interest Agreements

In connection with the acquisition of RPD, the Company entered into Equity Interest Agreements with certain key consultants to promote the continued development and growth of the acquired business. Under the terms of the agreements, the three consultants are eligible to earn an aggregate equity interest representing up to 25% of the RPD’s outstanding equity over a three-year vesting period, subject to the satisfaction of continued service conditions.

The Company accounts for these awards as share-based compensation in accordance with applicable accounting guidance. Compensation expense is recognized on a graded straight-line basis over the requisite service period based on the grant-date fair value of the awards. Share-based compensation expense recognized related to these awards was $29,068 and $59,169 for the three months ended June 30, 2026 and 2025 respectively, and $100,070 and $59,169 for the six months ended June 30, 2026, and 2025 respectively. As of June 30, 2026, 13% of the equity interests have vested.

NOTE 16 – WARRANTS ACCOUNTED FOR AS EQUITY

A summary of warrant activity and related information for the six months ended June 30, 2026 is presented below:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2025	55,154	$7.41	$4.7	$-
Issued	1,919,237	0.23	-	-
Exercised	(1,800,543)	0.001	-	-
Expired	-	-	-	-
Outstanding June 30, 2026	173,848	$4.88	4.5	$-
Exercisable at June 30, 2026	55,154	$7.41	4.2	$-

The aggregate intrinsic value for the warrants outstanding and exercisable as of June 30, 2026 and December 31, 2025 was $nil because the exercise price of the outstanding warrants exceeded the market price of the Company’s common stock at June 30, 2026.

During the three months ending June 30, 2026, no warrants were issued or exercised. During the six months ended June 30, 2026, a total of 1,919,237 warrants were issued: 1,800,543 in respect of Pre- Funded Warrants and 118,694 in respect of Placement Agent Warrants. The 1,800,543 Pre-Funded Warrants were exercised in full effective March 24, 2026.

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

Placement Agent Warrants – February 2026

In connection with the Offering, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan Partners”), pursuant to which the Company engaged Titan Partners as the placement agent (the “Placement Agent”) in connection with the Offering. The Company issued to the Placement Agent placement agent warrants to purchase up to 118,694 shares of Common Stock, with an exercise price equal to 110% of the public offering price of the shares (the “Placement Agent Warrants”). The Common Stock Purchase Warrant is exercisable between August 23, 2026 and February 23, 2031 and an exercise price of $3.71 per share. The Common Stock Purchase Warrant has an aggregate fair value of $201,780 that was determined using the Black-Scholes pricing model with the following assumptions: 55.1% volatility, risk free interest rate of 3.56%, an expected life of five years and no dividend. The aggregate fair market value of the Common Stock Purchase Warrant was recorded as an offset to gross proceeds in additional paid-in capital.

Bridge Loan Warrants

As part of the Share Exchange, the Company acquired a number of warrants that had been issued in conjunction with a bridge loan in the Company before the Share Exchange occurred. Such warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 9,440 shares of Common Stock of the Company at $24.63 per share. There were no warrant exercises in the three or six months ending June 30, 2026. As of June 30, 2026, there were 9,440 warrants outstanding in relation to the Bridge Loan.

Placement Warrants – November 2025

On November 21, 2025, the Company completed a registered direct offering with certain investors, issuing 2,285,715 shares of its Common Stock at $3.50 per share. In connection with the offering, the Company engaged A.G.P. to act as exclusive placement agent in connection with the offering. Pursuant to the placement agent agreement with A.G.P., in addition to a fixed fee based on gross proceeds, A.G.P. was issued a common stock purchase warrant to purchase 2.0% of the securities sold at an exercise price of 110% of the offering price (the “A.G.P. Warrant”), which was exercisable for 45,714 shares of the Common Stock. The A.G.P. Warrant is exercisable at any time, has a five (5)-year term and an exercise price of $3.85 per share. The A.G.P. Warrant has an aggregate fair value of $63,542 that was determined using the Black-Scholes pricing model with the following assumptions: 57% volatility, risk free interest rate of 3.59%, an expected life of five years and no dividend. The aggregate fair market value of the A.G.P. Warrant was recorded as an offset to gross proceeds of the offering and an increase to additional paid-in capital. There were no warrant exercises in the three or six months ending June 30, 2026. As of June 30, 2026, there were 45,714 warrants outstanding in relation to the November 2025 Placement warrants.

NOTE 17 – NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARIES

RPD Equity Interests

In connection with the acquisition of RPD, the Company entered into Equity Interest Agreements with certain key consultants to promote the continued development and growth of the acquired business. Under the terms of the agreements, the three consultants are eligible to earn an aggregate equity interest representing up to 25% of the RPD’s outstanding equity over a three-year vesting period, subject to the satisfaction of continued service conditions. As of June 30, 2026, 13% of the equity interests have vested.

Changes in non-controlling interest in consolidated subsidiaries	Six Months Ended June 30, 2026
Noncontrolling interest, beginning of period	$-
Increase due to vesting of equity interest	169,622
Net income attributable to noncontrolling interest	(50,999)
Noncontrolling interest, end of period	$118,623

Abundia Biomass to Liquids Limited

From the date of its formation, Abundia Biomass to Liquids Limited was owned 77.5% by the Company and 22.5% by a former officer of the Company.

During the six months ended June 30, 2025, $4,138 of the net loss arising in Abundia Biomass to Liquids Limited was attributable to the 22.5% non-controlling interest in the subsidiary.

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

Since formation, Abundia Plastics to Liquids LLC has not recognized any income or incurred any expenses and has had no net assets held beyond the technology license held with the provider.

Accordingly, the non-controlling interest in Abundia Plastics to Liquids LLC has no value at this time.

NOTE 18 – LOSS PER COMMON SHARE

Basic loss per common share-basic is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per common share includes the effect of potentially dilutive securities, except in periods in which the Company reports a net loss. For periods presented with a net loss, all potentially dilutive securities have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. As a result, basis and diluted loss per common share are the same for those periods

The Company analyzed the potential dilutive effect of all its agreements; however, for periods presented, the Company reported a net loss. As a result, all potentially dilutive securities were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
Numerator:
Net loss attributable to Abundia Global Impact Group, Inc.	$(3,455,113)	$(1,940,651)		$(9,018,296)	$(2,949,441)
Denominator:
Weighted average common shares - basic	43,996,142	31,778,032	*	42,015,403	31,778,032	*

*	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 5 – Acquisition

As of June 30, 2026, and 2025, the company had the following potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share, as the inclusion of such shares would be anti-dilutive.

	June 30
	2026	2025
Stock warrants	173,848	-
Stock options	690,148	-
Unvested restricted stock awards	50,792	-
RPD Convertible Note
Total	914,788	-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q of Abundia Global Impact Group, Inc. (the “Company”) for the quarterly period ended June 30, 2026 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

The Company now primarily operates as a low-carbon energy solutions company. Through our subsidiary, AGIG LLC, the Company is focused on using waste products to decarbonize the energy, fuels, and chemicals sector by providing renewable alternatives. AGIG uses a combination of proprietary, licensed and commercialized technologies to produce a complete process that turns waste plastics and biomass into crude or drop-in alternatives to fossil derived energy, fuels and chemicals. AGIG’s holistic approach has brought together the complete commercial chain with feedstocks, technology, a diverse management team, and world class off-take partners for the growing suite of products in place. Demand for these low-carbon products continues to grow due to regulatory requirements and industry commitments to decarbonize supply chains.

On April 1, 2026, the Company acquired 100% of the membership interests of RPD Technologies Americas, LLC (“RPD”) from Abundia Financial, LLC (“Abundia Financial”), the Company’s controlling shareholder, pursuant to a Membership Interest Purchase Agreement. RPD is an engineering and technology services company that provides process development, pilot plant operations, engineering design and technology commercialization services to customers in the energy, refining, petrochemical, and renewable fuels industries. RPD assists clients with evaluation, development, scale-up, testing and commercialization of proprietary and third-party technologies.

The acquisition was completed for an aggregate consideration of $4.8 million. As both the Company and RPD were under common control of Abundia Financial immediately before the transaction, the acquisition was accounted for as a transaction between entities under common control. Accordingly, the assets and liabilities acquired were recorded at their historical values, and the Company’s consolidated financial statements have been adjusted retrospectively to reflect the combined operations of the entities for all periods presented, as applicable. Following the acquisition, RPD operates as a 87% owned subsidiary of the Company, and its financial position, results of operations and cashflows are included in the Company’s unaudited condensed consolidated financial statements

Critical Accounting Estimates and Policies

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

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 30, 2026 and 2025. In July 2025, we completed the Share Exchange and transitioned from a legacy oil and gas company to a development-stage low-carbon energy solutions company. As set out in Note 5 – Acquisition, the Share Exchange was accounted for as a reverse acquisition under ASC 805, with AGIG treated as the accounting acquirer and HUSA treated as the acquired company for financial reporting purposes. On this basis the operating results of the legacy oil and gas segment were included in the consolidated results of operations from the date of the Share Exchange which means that there is no comparative financial information included for this segment.

Revenue- Oil and Gas. The Oil and Gas segment generates revenue from oil and gas operations whereas Renewables is in pre-revenue stage, primarily incurring research and development and start-up costs associated with its development of scalable technologies for converting plastic and biomass waste into renewable fuels and chemicals. Total revenue from the oil and gas segment was $143,031 for the three months ended June 30, 2026 and $275,996 for the six months ended June 30, 2026.

Revenue-RPD. The RPD segment generates revenue from engineering and process development services primarily in the energy, refining, petrochemical and renewables fuel industries. The revenue from the RPD segment increased by $1,329,110 during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The revenue from the RPD segment increased by $2,540,857 during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by the successful relocation of the Company’s facility. During 2025, the Company was in process of relocating operations and as a result, was operating at a limited capacity. Following the completion of the relocation the business returned to normal operating capacity resulting in higher revenue levels. The year-over-year increase is also impacted by the timing of the common control transaction. The statement of operations for the six months ended June 30, 2025 includes only three months of operating activity, which further contributes to the variance when compared to the six months ended June 30, 2026.

Cost of revenue and gross margin. Cost of revenue increased by $434,258 during three months ended June 30, 2026 compared to the three months ended June 30, 2025 and by $1,100,748 during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by the relocation of the Company’s facility. During 2025, the Company was in the process of relocating operations and as a result, was operating at a limited capacity. Following the completion of the relocation the business returned to normal operating capacity resulting in higher revenue levels and related costs. The year-over-year increase is also impacted by the timing of the common control transaction. The statement of operations for the six months ended June 30, 2025 includes only three months of operating activity, which further contributes to the variance when compared to the six months ended June 30, 2026.

General and Administrative Expenses. General and administrative expense increased to $3,526,135 during the three months ended June 30, 2026 from $1,351,457 during the three months ended June 30, 2025. The change in general and administrative expense was attributable to increased accounting and compliance costs associated with being a public company and the RPD acquisition as well as increased spend on investor relations and legal costs. General and administrative expenses increased to $8,937,870 during the six months ended June 30, 2026 from $2,350,296 during the six months ended June 30 2025. The change in general and administrative expenses was attributable to increased compliance costs associated with being a public company as well as increased spend on investor relations and legal costs. Additionally, the Company incurred approximately $500,000 in costs during the first and second quarter of 2026 related to the relocation of the RPD site for incremental storage, disposals and assembly fees.

Other Income (Expense). Other income/expense, net, totaled ($139,668) and $(230,606) during the three and six months ended June 30, 2026, respectively, compared to $(24,962) and $(568,611) during the three and six months ended June 30, 2025. The change in other income/expense is primarily related to the end of the grant and the related income in 2025 with no similar income receivable in 2026.

Financial Condition

Liquidity and Capital Resources. At June 30, 2026, we had a cash balance of $11,179,920 and working capital of $(8,088,583), compared to a cash balance of $4,618,621 and working capital of $(1,043,785) at December 31, 2025. This increase in cash was primarily due to the registered direct offering of shares of Common Stock to support working capital. The decline in working capital is driven by current debt coming due within the next year.

The Renewables segment of the Company is pre-revenue and will not generate revenue from product sales unless and until we successfully construct and commission the plastics recycling facility. In addition, we will likely incur significant expenses related to engineering and design services, product sales, marketing, and distribution activities.

We have evaluated whether the acquisition of RPD impacts the Company’s conclusion that there is substantial doubt about the Company’s ability to continue as a going concern. We have concluded RPD’s operating cashflows would not be sufficient to fund the capital expenditures and working capital requirements necessary to sustain and grow the overall business and therefore, the RPD acquisition has not impacted such conclusions.

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

Cash Flows. Operating activities used cash of $2,299,926 during the six months ended June 30, 2026, compared to $2,241,502 used during the six months ended June 30, 2025. The change in cash flows from operating activities was primarily attributable to the increased activities of the combined business, including compliance costs, professional fees and increased staff costs.

Investing. Investing activities used cash of $8,368,859 during the six months ended June 30, 2026, compared to $296,658 used during the six months ended June 30, 2025. The change in cash used for investing activities was primarily attributable to the construction in progress at the Cedar Port Property, further investment in technology licenses and the acquisition of RPD.

Financing. Financing activities raised cash of $17,059,097 during the six months ended June 30, 2026, compared to $2,106,375 raised during the six months ended June 30, 2025. The change in cash received from financing activities was primarily attributable to the registered direct offering in February 2026.

Long-Term Liabilities. At June 30, 2026, we had long-term liabilities of $172,248 compared to $6,439,464 at December 31, 2025. This reflects the AGIG Convertible Note which matures on January 1, 2027, this means it is now due in less than one-year and recorded as a short-term liability.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third-party obligations at June 30, 2026.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item, as we are a smaller reporting company.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Company’s Chief Financial Officer who also serves as our principal financial officer, we conducted an evaluation as of June 30, 2026 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

On April 1, 2026, the Company acquired RPD Technologies Americas, LLC ("RPD"). The Company is currently integrating RPD's operations, processes, and internal control environment into its overall system of internal control over financial reporting. In accordance with applicable SEC guidance, management's evaluation of the effectiveness of the Company's internal control over financial reporting excludes the internal controls of RPD during the fiscal year of acquisition. Management is in the process of evaluating and integrating RPD's internal control framework and expects to implement any necessary changes to align RPD's controls with the Company's internal control environment. Other than the integration activities related to the acquisition of RPD there were no changes to the internal control over financial reporting of the company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended June 30, 2026.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in part 1, Item 1A of our annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Company and Business Risks- RPD Technologies

RPD success depends on its ability to successfully execute complex, first-of-a kind pilot demonstration projects for customers.

RPD’s business depends on its ability to successfully design, engineer, fabricate, commission and operate pilot plants, demonstration units and process validation programs for customers developing new and emerging technologies. Such projects are inherently complex and often involve first-of-a-kind processes, evolving engineering requirements, changing technical specifications and operational uncertainties. There can be no assurance that RPD will successfully execute all projects within expected budgets, schedules or performance requirements, or that customers will continue to fund, modify or complete projects. Delays, changes in project scope, technical challenges or the suspension or cancellation of customer projects could adversely affect RPD’s revenues, profitability and operating results.

Demand for RPD’s services depends on customer capital spending and technology commercialization activity.

Demand for RPD’s engineering, fabrication, pilot plant and process validation services is influenced by capital spending, research and development budgets and commercialization activity across the energy, petrochemical, chemical, renewable fuels and industrial sectors. Reductions in customer capital expenditures, delays or cancellations of technology development programs, adverse economic conditions, lower commodity prices, changes in government policies or incentives, or a customer’s inability to obtain or maintain project financing could reduce demand for RPD’s services and adversely affect its business, financial condition and results of operations.

RPD’s business depends on availability of skilled personnel and timely procurement of equipment and materials.

RPD’s business depends on the availability of skilled engineering, fabrication, commissioning and operations personnel, as well as the timely procurement of equipment, fabricated components and specialized materials used in customer projects. Labor shortages, increased competition for technical personnel, supply chain disruptions, vendor delays, cost inflation or the inability to source critical equipment may increase project costs, delay project execution or reduce operating margins. In addition, because many customer projects are custom-engineered and fixed in scope, RPD may have limited ability to recover unexpected cost increases.

RPDs revenue is concentrated in a limited number of projects, delays or cancellations of projects will affect operating results and cashflows.

RPD generates revenue from a limited number of engineering and pilot-scale projects, many of which are highly specific and specialized. Customer projects may be delayed, suspended, modified or terminated due to changes in funding availability, corporate priorities, technical results, permitting, market conditions or other factors outside of RPD’s control. Because project revenues are often recognized over the duration of individual contracts, the delay, cancellation or postponement of one or more significant projects could materially affect RPD’s revenues, operating results and cash flows during a particular reporting period.

Risks Related to the Company’s Legal, Regulatory, and Environmental, Health and Safety Matters

RPD’s operations involve the handling of hazardous materials and are subject to environmental laws and regulations, violations of which could result in fines, remediation costs, or operational interruptions.

RPD’s operations involve the handling, storage, testing and processing of feedstocks, chemicals and process streams that may be hazardous, flammable, toxic or otherwise regulated. RPD is subject to federal, state and local laws and regulations governing the generation, use, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous materials and wastes. Any failure to comply with these requirements, or any release, spill, contamination event or other environmental incident, could result in fines, penalties, remediation obligations, operational interruptions, third-party claims and increased compliance costs, any of which could materially adversely affect our business, financial condition and results of operations.

Changes in environmental regulations, permits or incentive programs applicable to renewable fuels and low carbon technologies could reduce demand for RPDs services.

RPD’s business and the businesses of our customers may depend in part on the availability of federal, state and local permits, approvals and regulatory incentives applicable to renewable fuels, low-carbon fuels, recycling, waste-to-value technologies and related environmental attributes. Changes in laws, regulations, permit requirements, agency interpretations or the availability or value of credits, incentives or environmental attributes, including programs such as the Renewable Fuel Standard or state low-carbon fuel programs, could adversely affect the economics of customer projects, reduce the availability of project funding, delay or cancel customer investments, or otherwise reduce demand for our engineering, fabrication, pilot plant and process validation services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Senior Secured Convertible Promissory Note, dated as of April 1, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.1

Membership Interest Purchase Agreement, dated as of April 1, 2026, by and between the Company, RPD and Abundia Financial (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.2	Security Agreement, dated as of April 1, 2026, by and between the Company, RPD and Abundia Financial (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.3	Form of Stock Option Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on January 26, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ABUNDIA GLOBAL IMPACT GROUP, INC.

Date: August 7, 2026	By:	/s/ Edward Gillespie
Edward Gillespie
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Lucie Harwood
Lucie Harwood
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

