Form 10-Q
period 2026-09-30
ABUNDIA GLOBAL IMPACT GROUP, INC.
filed 2026-11-06
CIK 1156041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 001-32955

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

As of November 2, 2026, we had 43,533,569 shares of common stock, par value $0.001 per share, outstanding.

ABUNDIA GLOBAL IMPACT GROUP, INC.

FORM 10-Q

PART I -FINANCIAL INFORMATION

ITEM 1	Financial Statements

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,809,066	$4,790,964
Accounts receivable, net	199,921	508,482
Contract Assets	227,013	270,228
Prepaid expenses	678,022	542,524
Other current assets	7,852	179,209
TOTAL CURRENT ASSETS	3,921,874	6,291,407

PROPERTY AND EQUIPMENT, NET	20,193,542	11,272,577

OTHER ASSETS
Goodwill	13,201,150	13,201,150
Technology licenses	4,832,850	2,005,025
Capitalized patents, net	85,236	1,398,295
Operating lease right of use asset	126,805	150,189
Other assets	12,286	12,286
TOTAL OTHER ASSETS	18,258,327	16,766,945

TOTAL ASSETS	$42,373,743	$34,330,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,054,021	$2,963,580
Deferred revenue	730,099	-
Deferred revenue- related party	195,839	127,500
Notes payable – related party, net	675,000	4,208,562
Convertible note payable	6,559,452	-
Current portion of lease liability	24,861	14,197
TOTAL CURRENT LIABILITIES	11,239,272	7,313,839

LONG-TERM LIABILITIES
Notes payable-related party	6,583,056	-
Convertible note payable	-	6,260,274
Operating lease liability, net of current portion	127,954	146,942
Asset retirement obligation	43,763	32,248
TOTAL LONG-TERM LIABILITIES	6,754,773	6,439,464

TOTAL LIABILITIES	17,994,045	13,753,303

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 300,000,000 shares authorized: 43,533,569 and 36,918,281 shares outstanding as of September 30, 2026, and December 31, 2025, respectively	44,150	36,918
Additional paid-in capital	85,221,919	65,037,940
Equity in RPD prior to acquisition	-	3,162,943
Non-controlling interest	125,691	-
Accumulated deficit	(60,279,269)	(47,654,861)
Other comprehensive income (loss)	19,568	(5,314)
Treasury stock, at cost: 616,752 and nil as of September 30,2026 and December 31, 2025, respectively	(752,361)	-
TOTAL SHAREHOLDERS’ EQUITY	24,379,698	20,577,626

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,373,743	$34,330,929

*	In accordance with ASC 805 (as defined in Note 1) the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the acquisition of RPD Technologies Americas, LLC in a transaction between entities under common control. See Note 4- Common Control Transactions

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025*	2026	2025*

REVENUE
Oil and gas	$154,126	$225,678	$430,122	$225,678
Engineering and process development services	1,840,751	1,314,218	4,724,534	1,797,845
Engineering and process development services-related party	329,292	-	469,993	-
TOTAL REVENUE	2,324,169	1,539,896	5,624,649	2,023,523

COST OF REVENUE
Oil and Gas	129,358	112,644	350,145	112,644
Engineering and process development	1,405,093	1,363,200	3,257,919	2,188,016
Engineering and process development -related party	251,357	-	324,095	-
Depreciation, depletion and amortization	65,037	122,892	250,192	179,191
TOTAL COST OF REVENUE	1,850,845	1,598,736	4,182,351	2,479,851

GROSS MARGIN (LOSS)	473,324	(58,840)	1,442,298	(456,328)

OPERATING EXPENSES
General and administrative	2,756,634	4,773,150	11,694,504	7,173,446
Research and development	105,068	-	499,214	724,406
Write-off of application costs incurred on abandoned patent applications	1,000,017	10,508	1,474,311	10,508
Impairment of oil and gas properties	-	198,950	-	198,950
Success fee paid on Share Exchange by Controlling Shareholder	-	12,390,253	-	12,390,253
Shares issued as commitment fee for equity line of credit	-	3,342,300	-	3,342,300
TOTAL OPERATING EXPENSES	3,861,719	20,715,161	13,668,029	23,839,863

LOSS FROM OPERATIONS	(3,388,395)	(20,774,001)	(12,225,731)	(24,296,191)

OTHER INCOME AND (EXPENSE), NET
Interest expense	(183,878)	(194,739)	(442,589)	(393,095)
Interest income	21,335	10,907	158,206	10,907
Grant income	-	-	-	737,811
Change in fair value of convertible note-related party	(48,732)	-	(153,129)	-
Change in fair value of warrant liability	-	-	-	45,965
Loss from extinguishment of debt	-	(105,644)	-	(105,644)
Foreign currency gain (loss)	(727)	1,041	(5,096)	(15,768)
TOTAL OTHER INCOME AND (EXPENSE), NET	(212,002)	(288,435)	(442,608)	280,176

NET LOSS BEFORE TAXES	(3,600,397)	(21,062,436)	(12,668,339)	(24,016,015)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(3,600,397)	(21,062,436)	(12,668,339)	(24,016,015)

NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(7,068)	2,920	43,931	7,058

NET LOSS ATTRIBUTABLE TO ABUNDIA GLOBAL IMPACT GROUP, INC.	(3,607,465)	(21,059,516)	(12,624,408)	(24,008,957)

OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation gain (loss)	26,235	10,131	24,882	70,983

COMPREHENSIVE LOSS	$(3,574,162)	$(21,052,305)	$(12,643,457)	$(23,945,032)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(7,068)	2,920	43,931	7,058

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABUNDIA GLOBAL IMPACT GROUP, INC.	$(3,581,230)	$(21,049,385)	$(12,599,526)	$(23,937,974)

Basic and diluted loss per common share	$(0.08)	(0.62)	$(0.30)	$(0.71)

Basic and diluted weighted average number of common shares outstanding	44,002,551	33,995,899	42,685,065	33,995,899

*	In accordance with ASC 805 (as defined in Note 1) the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the acquisition of RPD Technologies Americas, LLC in a transaction between entities under common control. See Note 4- Common Control Transactions

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock				Treasury Stock			Additional Paid-in	Equity Attributable to RPD Prior to	Accumulated	Accumulated Other Comprehensive	Total Applicable to Abundia Global Impact	Non- Controlling
	Shares		Amount		Shares	Amount		Capital	Acquisition	Deficit	Loss	Group, Inc.	Interest	Total
Balance at December 31, 2025*	36,918,281		$36,918		-	$-		$65,037,940	$3,162,943	$(47,654,861)	$(5,314)	$20,577,626	$-	$20,577,626
					-	-
Equity line of credit stock issuances	868,000		868		-	-		2,568,229	-	-	-	2,569,097	-	2,569,097
					-	-
Shares issued for cash consideration, net of fees	4,134,175		4,134		-	-		18,384,065	-	-	-	18,388,199	-	18,388,199
					-	-
Exercise of pre-funded warrants	1,800,543		1,801		-	-		-	-	-	-	1,801	-	1,801
					-	-
Placement agent fees for prior year stock sales	-		-		-	-		(400,000)	-	-	-	(400,000)	-	(400,000)
					-	-
Restricted stock awards granted	301,822		302		-	-		(302)	-			0	-	0
					-	-
Equity compensation	-		-		-	-		947,685	71,002	-	-	1,018,687	-	1,018,687
					-	-
Foreign currency translation	-		-		-	-		-	-	-	46,346	46,346	-	46,346
					-	-
Net loss	-		-		-	-		-	-	(5,558,530)	-	(5,558,530)	-	(5,558,530)
					-	-
Balance at March 31, 2026*	44,022,821		$44,023		-	$-		$86,537,617	$3,233,945	$(53,213,391)	$41,032	$36,643,226	$-	$36,643,226
					-	-
Acquisition of RPD					-	-		(1,566,055)	(3,233,945)			(4,800,000)		(4,800,000)
					-	-
Restricted stock awards granted	127,500		127		-	-		(127)	-			-	-	-
					-	-
Equity compensation	-		-		-	-		163,364	-			163,364	-	163,364
					-	-
Transfer upon vesting of equity interest	-		-		-	-		(169,622)	-	-	-	(169,622)	169,622	-
					-	-
Foreign currency translation	-		-		-	-		-	-	-	(47,699)	(47,699)	-	(47,699)
					-	-
Net loss	-		-		-	-		-	-	(3,458,413)	-	(3,458,413)	(50,999)	(3,509,412)
					-	-
Balance at June 30, 2026	44,150,321		$44,150		-	$-		$84,965,177	$-	$(56,671,804)	$(6,667)	$28,330,856	$118,623	$28,449,479
					-	-
Equity Compensation	-		-		-	-		256,742	-			256,742	-	256,742

Stock Repurchased under the stock repurchase plan	-		-		(616,752)	(752,361)		-	-	-	-	(752,361)	-	(752,361)

Foreign currency translation	-		-		-	-		-	-	-	26,235	26,235	-	26,235

Net loss	-		-		-	-		-	-	(3,607,465)	-	(3,607,465)	7,068	(3,600,397)

Balance at September 30, 2026	44,150,321		$44,150		(616,752)	$(752,361)		$85,221,919	$-	$(60,279,269)	$19,568	$24,254,007	$125,691	$24,379,698

Balance at December 31, 2024	31,778,032	**	$31,778	**	-	$-	**	$14,586,077 **	-	$(16,602,838)	$(68,927)	$(2,053,910)	$(24,953)	$(2,078,863)
					-	-
Capital contribution by former majority member of AGIG	-		-		-	-		500,000	-	-	-	500,000	-	500,000
					-	-
Foreign currency translation	-		-		-	-		-	-	-	(12,154)	(12,154)	-	(12,154)
					-	-
Net loss	-		-		-	-		-	-	(1,008,790)	-	(1,008,790)	549	(1,008,241)
					-	-
Balance at March 31, 2025	31,778,032	**	$31,778	**	-	$-	**	$15,086,077 **	-	$(17,611,628)	$(81,081)	$(2,574,854)	$(24,404)	$(2,599,258)
					-	-
Capital contribution by former majority member of AGIG	-		-		-	-		441,375	-	-	-	441,375	-	441,375
					-	-
Net parent investment in RPD	-		-		-	-		-	2,560,726	-	-	2,560,726	-	2,560,726
					-	-
Equity compensation	-		-		-	-		-	60,000	-	-	60,000	-	60,000
					-	-
Foreign currency translation	-		-		-	-		-	-	-	73,007	73,007	-	73,007
					-	-
Net loss	-		-		-	-		-	-	(1,940,651)	-	(1,940,651)	(4,687)	(1,945,338)
					-	-
Balance at June 30, 2025 *	31,778,032	**	31,778	**	-	-	**	15,527,452 **	2,620,726	(19,552,279)	(8,074)	(1,380,397)	(29,091)	(1,409,488)

Net Parent Investment in RPD	-		-		-	-		-	397,887	-	-	397,887	-	397,887

Share exchange	1,908,385		1,908		-	-		21,734,192	-	-	-	21,736,100	-	21,736,100

Success fee paid on share exchange by controlling shareholder	-		-		-	-		12,390,253	-	-	-	12,390,253	-	12,390,253

ELOC commitment shares issued	300,000		300		-	-		3,342,000	-	-	-	3,342,300	-	3,342,300

ELOC stock issuance	236,149		236		-	-		1,638,362	-	-	-	1,638,598	-	1,638,598

Equity compensation	-		-		-	-		786,000	72,000	-	-	858,000	-	858,000

Foreign currency translation	-		-		-	-		-	-	-	10,131	10,131	-	10,131

Net loss	-		-		-	-		-	-	(21,059,516)	-	(21,059,516)	(2,920)	(21,062,436)

Balance at September 30, 2025*	34,222,566		34,222		-	-		55,418,259	3,090,613	(40,611,795)	2,057	17,933,356	(32,011)	17,901,345

*	In accordance with ASC 805 (as defined in Note 1) the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the acquisition of RPD Technologies Americas, LLC in a transaction between entities under common control. See Note 4- Common Control Transactions

**	In accordance with ASC 805 the historical shareholders’ equity of AGIG prior to the reverse acquisition has been retrospectively adjusted for the equivalent number of shares received in the Share Exchange with the difference between the par value of these shares and the consideration reflected in Additional Paid-in Capital. See Note 5 – Acquisition

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,668,339)	$(24,016,015)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation, depletion and amortization	250,192	179,191
Equity compensation	702,230	918,000
Write off of application costs incurred on abandoned patent applications	1,474,311	10,508
Change in fair value of warrant liability	-	(45,965)
Amortization of operating lease ROU	15,060	-
Impairment of oil and gas properties	-	198,950
Loss from extinguishment of debt	-	41,237
Amortization of debt discount	-	86,286
Share exchange success fee	-	12,390,253
Shares issued as commitment fee on equity line of credit	-	3,342,300
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	308,561	(262,423)
Government grant receivable	-	276,407
Prepaid expenses	(135,498)	(266,877)
Contract Assets	43,215	(76,567)
Other current assets	11,357	(11,974)
Accounts payable and accrued expenses	(115,623)	1,287,166
Deferred Revenue	798,438	(139,445)
Accrued interest payable	382,234	299,041
Net cash used in operating activities	(8,933,862)	(5,789,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for RPD Acquisition	(600,000)	-
Cash acquired in share exchange	-	6,952,914
Investment in licensed technology	(2,827,825)	-
Payments related to patent application costs	(177,831)	(377,337)
Purchase of fixed assets	(8,233,998)	(8,414,670)
Net cash used in investing activities	(11,839,654)	(1,839,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by former majority member of AGIG	-	941,375
Parent Capital Contribution to RPD	-	1,127,887
Proceeds from issuance of convertible note	-	5,000,000
Proceeds from note payable - related party	6,500,000	885,000
Repayment of note payable - related party	(3,500,000)	(450,000)
Repayment of RPD convertible note payable	(4,040,000)	-
HUSA convertible note repayments	-	(583,386)
Proceeds from equity line of credit draw downs	2,569,097	1,638,597
Shares issued for cash consideration	19,998,199	-
Transaction fees paid for share issuance	(1,610,000)	-
Stock purchased under stock repurchase plan	(752,361)	-
Exercise of pre-funded warrants	1,801	-
Payment to placement agent for fees on prior year stock sales	(400,000)	-

Net cash provided by financing activities	18,766,736	8,559,473

Effect of exchange rate changes	24,882	70,983

Net Change in Cash and Cash Equivalents	(1,981,898)	1,001,436

Cash, beginning of period	4,790,964	556,003

Cash, end of period	$2,809,066	$1,557,439

Interest paid	$246,685	$-
Tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of RPD funded by convertible note	$4,040,000	$-
Release of prepaid RPD acquisition costs	$160,000	$-
Purchase of fixed assets funded by accounts payable and accruals	$918,019	$-
Options and restricted share awards for accrued equity compensation liability	$736,563	$-
Shares issued as commitment fee on equity line of credit		3,342,300
Net assets assumed in share exchange		14,791,687
Non-cash shareholder contributions		12,390,251

*	In accordance with ASC 805 (as defined in Note 1) the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the acquisition of RPD Technologies Americas, LLC in a transaction between entities under common control. See Note 4- Common Control Transactions

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABUNDIA GLOBAL IMPACT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

On July 1, 2025, Abundia Global Impact Group, Inc. (formerly Houston American Energy Corp.), a Delaware corporation (the “Company”), acquired all of the outstanding units of Abundia Global Impact Group, LLC, a Delaware limited liability company (“AGIG”), as described below (the “Share Exchange”). Prior to the Share Exchange, the Company operated as an independent oil and gas company, which had previously focused on the development, exploration, exploitation, acquisition, and production of natural gas and crude oil properties, with its principal properties and operations located in the U.S. Permian Basin and additional properties in the Louisiana U.S. Gulf Coast region. The Company continues to maintain its legacy oil and gas assets however; all capital investment and management focus is on the AGIG recycling and renewables business rather than the legacy oil and gas business of Houston American Energy Corp. (“HUSA”).

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared following accounting principles generally accepted in the United States of America, (“GAAP”) which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of ($60,279,269) and negative working capital of ($7,317,398) as of September 30, 2026. For the nine months ended September 30, 2026, the Company generated revenue of $5,624,649. For the nine months ended September 30, 2026, the Company reported a net loss of ($12,668,339). The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations. No assurances can be given that the Company’s share price or that the volume of shares traded will be sufficient for the Company to be able to draw down sufficient funds under its Equity Line of Credit Agreement to fund the Company’s working capital needs to implement its business plan or that the Company will be able to successfully negotiate extensions to the terms of its current borrowings. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and the following subsidiary companies from the date of their formation or incorporation:

Company Name	Country of Formation / Incorporation	Date of Formation / Incorporation	Percentage Ownership
Abundia Biomass LLC	USA	March 26, 2019	100%
Abundia Biomass-to-Liquids Limited	UK	July 10, 2020	100	%**
Abundia Plastics to Liquids LLC	US	September 10, 2021	98.5	%*
Abundia Plastics Europe Limited	UK	January 14, 2020	100%
Abundia Global Impact Group LLC	US	March 26, 2019	100%
Abundia Global Impact Group (Ireland) Limited	Ireland	February 4, 2022	100%
Abundia Global Impact Group (UK) Limited	UK	May 5, 2023	100%
HAEC Louisiana E&P Inc.	USA	July 7, 2008	100%
RPD Technologies Americas, LLC	USA	April 11, 2025	87	%***

*	100% ownership through June 30, 2025

**	77.5% ownership through October 6, 2025
***	100% ownership through April 15, 2026

All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications were made for presentation purposes only and had no impact on the Company’s previously reported net loss, stockholders’ equity, cash flows, or financial position.

During the current period, the Company revised the presentation of its unaudited condensed consolidated statements of operations to separately present cost of revenue and gross margin from operating expenses. This change reflects the Company’s revenue-generating operations following the Share Exchange and the acquisition of RPD. As a result, for the three and nine months ended September 30, 2025, $235,536 and $291,835, respectively, of oil and gas lease operating expenses, severance taxes, and depreciation, depletion and amortization expenses previously included within operating expenses were reclassified to cost of revenue. In addition, amounts previously presented as other payables were combined with accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets. Accordingly, $243,117 previously reported as other payables as of December 31, 2025 was reclassified to accounts payable and accrued liabilities. Corresponding reclassifications were also made within the unaudited condensed consolidated statements of cash flows for the comparative period to reflect this presentation change in accounts payable and accrued liabilities.

These reclassifications had no effect on previously reported loss from operations, net loss, total liabilities, shareholders’ equity, or net cash used in operating activities.

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

Common Control Acquisition

The company accounts for transfers of net assets between entities under common control in accordance with ASC 805-50, Transactions Between Entities Under Common Control. Assets and liabilities acquired in a common-control transaction are recognized at the historical carrying amounts of the transferring entity as of the date of transfer. No new basis of accounting is established, and no goodwill or bargain purchase gain is recognized as a result of the transaction. To the extent that such transactions require prior periods to be retrospectively adjusted, historical net equity amounts prior to the transaction date are reflected in “Net Parent Investment” within equity. Upon the transfer of a business under common control, the Company records the transferred assets at their historical carrying values. In the unaudited condensed consolidated financial statements, any investment recorded by the receiving entity is eliminated in consolidation. To the extent consideration transferred exceeds the historical carrying value of the net assets acquired, the excess is accounted for as a distribution to parent and is reflected within equity. In the accompanying unaudited condensed consolidated statement of cashflows, cash consideration up to the carrying value of net assets acquired is presented as an investing activity and cash consideration in excess of the carrying value of net assets acquired is presented as a financing.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoices and cash collections. Accounts receivable are recorded when the Company has an unconditional right to consideration. Contract assets are recognized when revenue is recognized prior to the Company’s right to invoice the customer, and deferred revenues are recognized when consideration is received or billed in advance of the transfer of goods or services.

Remaining Performance Obligations

The Company has elected the practical expedient under ASC 606 not to disclose information about remaining performance obligations for contracts with an original expected duration of one year or less. Substantially all of the Company’s contracts qualify for this practical expedient.

Fair Value Option and Convertible Note

In April 2026, the Company issued a senior secured convertible promissory note (the “RPD Convertible Note”) to Abundia Financial in connection with the acquisition of RPD Technologies Americas, LLC. The RPD Convertible Note has a principal balance of $4,040,000 bears interest at a stated rate of 10%, and matures approximately 14 months from the issuance date. The RPD Convertible Note is convertible into shares of the Company’s common stock at the option of the holder based on a defined conversion formula, or may be settled in cash at maturity or upon conversion in accordance with the terms of the agreement.

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

The Convertible Note is presented as “Convertible note payable measured at fair value-related party” within liabilities on the unaudited condensed consolidated balance sheets. Changes in the fair value of the Convertible Note are presented in “Change in fair value of convertible note-related party” within the unaudited condensed consolidated statements of operations. The portion of the change in fair value attributable to instrument-specific credit risk is recorded in other comprehensive income (loss). Any issuance costs and fees incurred in connection with the Convertible Note are recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations as incurred and are not deferred or capitalized.

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

In August 2026 the convertible note principal was paid in full along with the related accrued interest. Refer to Note 12-Note and Convertible Note Payable for further details.

Treasury Stock

The Company accounts for repurchases of its common stock using the cost method. Repurchased shares are recorded at cost as treasury stock and presented as a reduction of stockholders’ equity. Treasury shares are considered issued but not outstanding, have no voting rights, are not entitled to dividends, and are excluded from the calculation of earnings (loss) per share.

Upon reissuance of treasury shares, any excess of proceeds over cost is recorded in additional paid-in capital (“APIC”), while any deficiency is charged against APIC to the extent available, with any remaining amount charged to accumulated deficit. Upon retirement, the excess of cost over par value is charged to APIC to the extent available, with any remainder charged to accumulated deficit. No gains or losses are recognized in the statement of operations on treasury stock transactions.

Stock Compensation

The Company recognizes compensation cost for share-based awards with graded vesting using the accelerated attribution method, under which each separate vesting tranche is recognized over its own requisite service period. The Company accounts for forfeiture as they occur, recognizing the impact of forfeitures in compensation expense when the forfeiture event takes place. Prior to 2026, the Company did not have a material population of graded-vesting awards subject to compensation expense recognition. During 2026, the Company began recognizing compensation expense for its first material population of graded-vesting awards, including awards assumed in connection with the acquisition of RPD Technologies, LLC, and applies the accelerated attribution method to those awards and all subsequent graded-vesting awards.

Recent Accounting Pronouncements

Adopted Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods with updates to be applied on a prospective basis. The Company adopted ASU 2025-05 as of January 1, 2026 and elected the practical expedient. The adoption of ASU 2025-05 did not have a material impact on the Company’s financial statements.

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

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenues from Contracts with Customers (Topic 606)—Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this ASU revise the master glossary definition of the term performance condition for share-based consideration payable to a customer. Further, the amendments in this ASU clarify that share-based consideration encompasses the same instruments as share-based payment arrangements, but the grantee does not need to be a supplier of goods or services to the grantor. Finally, the amendments in this ASU clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. The amendments in this ASU are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026, with updates to be applied on a retrospective or modified retrospective basis Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2025-04 on its consolidated financial statements and does not expect this ASU to have a material impact on our consolidated financial statements

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU may be applied on a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.

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

Abundia Financial is considered the Company’s controlling shareholder, and as of the acquisition date held approximately 63% of the issued and outstanding shares of common stock of the Company. The transaction was accounted for as a transfer of net assets between entities under common control in accordance with ASC 805-50, Business Combinations: Related Issues.

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

There were no material changes to RPD’s balance sheet between the date of common control and the date of acquisition, other than working capital balances resulting from RPD’s operating activities. The total equity assumed above is inclusive of RPD’s accumulated deficit of $1,929,161 for the period April 16, 2025 through March 31, 2026 which is recorded to the Company’s accumulated deficit balances. Consideration paid by the Company to Abundia Financial for the acquisition of RPD totaled $4,800,000. The consideration was comprised of a $4,040,000 senior secured convertible promissory note (the “RPD Convertible Note”) to Abundia Financial. Refer to Note 12- Note and Convertible Notes Payable for further disclosures. The consideration was also comprised of $600,000 cash payment at the time of acquisition and $160,000 prepaid by AGIG in 2025. The excess of the consideration transferred over the historical carrying value of the net assets received was recorded as an adjustment to additional paid-in capital within stockholders’ equity. Transaction costs incurred in connection with the acquisition were not material and were expensed as general selling and administrative costs.

The following tables reconcile the Company’s previously reported revenue, net income, and equity to the retrospectively recast financial statements reflecting the historical financial information for RPD for the periods presented.

	Three Months Ended September 30, 2025
	AGIG Previously Reported	RPD	AGIG As Adjusted
Revenue	$225,678	$1,314,218	$1,539,896
Net loss	$(20,409,321)	$(653,115)	$(21,062,436)
Basic loss per share	$(0.60)	$(0.02)	$(0.62)

	Nine Months Ended September 30, 2025
	AGIG Previously Reported	RPD	AGIG As Adjusted
Revenue	$225,678	$1,797,845	$2,023,523
Net loss	$(22,527,885)	$(1,488,130)	$(24,016,015)
Basic loss per share	$(0.66)	$(0.05)	$(0.71)

	As of December 31, 2025
	AGIG Previously Reported	RPD	AGIG As Adjusted
Total Equity	$19,014,417	$1,563,209	$20,577,626

NOTE 5 – ACQUISITION

On July 1, 2025, as contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding units of AGIG LLC from the AGIG Unitholders in exchange for issuing to the AGIG Unitholders an aggregate of 31,778,032 shares of Common Stock, which was equal to 94% of the sum of (a) the aggregate issued and outstanding Common Stock at the time of the closing, plus (b) all Common Stock approved for issuance by the Company under a future equity incentive plan at the time of the closing. Total consideration transferred was $21,734,192.

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

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the Share Exchange. The purchase price allocations were comprised of the components presented below, which represent the determination of the fair value of the assets acquired and liabilities assumed, with the excess of the purchase price over the fair value of net identifiable assets acquired recorded to goodwill. The final determination of the fair value of certain assets and liabilities and the allocation of goodwill to reporting units was completed within the measurement period in accordance with FASB ASC Topic 805.

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

The Company incurred $13,081,201 of acquisition-related expenses related to the transaction during the year ended December 31, 2025, $12,390,253 of this was a success fee paid by the controlling shareholder on behalf of the Company, the remaining $690,948 of acquisition-related expenses are included in general and administrative expenses. No further acquisition-related expenses were incurred during the three months or nine months ended September 30, 2026.

The operating results of the Company’s legacy business were included in the consolidated results of operations from the date of the Share Exchange. The consolidated financial statements for the year ended December 31, 2025 include revenues and net loss of $410,632 and $20,152,734 respectively, for the period from the closing date of the Share Exchange through December 31, 2025.

The following unaudited pro forma financial information presents the combined results of operations for the Company and AGIG for the three and nine months ended September 30, 2025. The unaudited condensed consolidated pro forma results of operations are as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$1,539,896	$2,236,425
Net loss	$(21,027,023)	$(24,015,716)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Abundia Financial, LLC (“Abundia Financial”) is the Company’s majority shareholder, owning approximately 61% of the Company’s outstanding common stock, and is therefore a related party.

Bower Family Holdings, LLC (“BFH”) is a related party because it holds an ownership interest in Abundia Financial.

Poseidon Plastics USA, LLC (“Poseidon”) is a related party because it is controlled by Abundia Financial. In addition, the Company’s Chief Executive Officer and Chief Operating Officer serve as managing members of Poseidon.

Revenue, Accounts Receivable and Contract Balances

The Company provides pilot plant operations services to Poseidon under a purchase order agreement. Revenue from Poseidon was $329,292 and $469,993 for the three and nine months ended September 30, 2026, respectively. There was no revenue from Poseidon for the three and nine months ended September 30, 2025. Revenue from Poseidon is included in engineering and process development services in the unaudited condensed consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, deferred revenue from Poseidon was $195,839 and $127,500, respectively, and is presented as deferred revenue – related party in the unaudited condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, the Company did not have any accounts receivable balances from Poseidon.

Debt

The Company has outstanding notes payable to Abundia Financial and BFH. On April 16, 2026 the Company entered into the RPD Convertible Note with Abundia Financial. As of September 30, 2026 the RPD Convertible note has been fully repaid. Interest expense on the note was $48,732 and $153,129 for the three and nine month periods ending September 30, 2026, respectively. As of September 30, 2026 and December 31, 2025, the outstanding principal and interest due to BFH was $7,258,056 and $4,208,562, respectively. Interest expense on related party debt was $83,056 and $143,411 for the three and nine months ended September 30, 2026, respectively There was no interest expense related to this debt for the three and nine month period ended September 30, 2025. Accrued interest due to related parties was $83,056 and $33,562 as of September 30, 2026 and December 31, 2025, respectively. See Note 12, Notes and convertible notes payable, for additional information, including interest rates, maturities and collateral.

NOTE 7 – SEGMENT REPORTING

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

	Three Months Ended September 30, 2026
	RPD	O&G	Renewables	Total
Revenue	$2,170,043	$154,126	$-	$2,324,169

Segment expense:
Cost of Engineering and process development services	1,656,450	-	-	1,656,450
General and administrative	443,553	-	2,313,081	2,756,634
Research and development costs	-	-	105,068	105,068
Operating lease expense and severance tax	-	129,358	-	129,358
Adjusted segment operating income (loss)	70,040	24,768	(2,418,149)	(2,323,341)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	46,107	13,155	5,775	65,037
Write off of application costs incurred on abandoned patent applications	-	-	1,000,017	1,000,017
Changes in fair value of convertible note	48,732	-	-	48,732
Interest expense	-	-	183,878	183,878
Interest income	-	-	(21,335)	(21,335)
Foreign currency gain	-	-	727	727
Income (Loss) before income taxes	$(24,799)	$11,613	$(3,587,211)	$(3,600,397)

	Nine Months Ended September 30, 2026
	RPD	O&G	Renewables	Total
Revenue	$5,194,527	$430,122	$-	$5,624,649

Segment expense:
Engineering and Process development services	3,582,014	-	-	3,582,014
General and administrative expenses	2,031,677	-	9,662,827	11,694,504
Research and development costs	-	-	499,214	499,214
Operating lease expense and severance tax	-	350,145	-	350,145
Adjusted segment operating income (loss)	(419,164)	79,977	(10,162,041)	(10,501,228)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	150,230	83,383	16,579	250,192
Write off of application costs incurred on abandoned patent applications	-	-	1,474,311	1,474,311
Changes in fair value of convertible note	153,129	-	-	153,129
Interest expense	-	-	442,589	442,589
Interest income	-	-	(158,206)	(158,206)
Foreign currency gain	-	-	5,096	5,096
Loss before income taxes	$(722,523)	$(3,406)	$(11,942,410)	$(12,668,339)

	Three Months Ended September 30, 2025
	RPD	O&G	Renewables	Total
Revenue	$1,314,218	$225,678	$-	$1,539,896

Segment expense:
Engineering and Process development services	1,363,200	-	-	1,363,200
General and administrative expenses	536,575	-	4,236,575	4,773,150
Operating lease expense and severance tax	-	112,644	-	112,644
Adjusted segment operating income (loss)	(585,557)	113,034	(4,236,575)	(4,709,098)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	67,558	40,027	15,307	122,892
Success fee paid on share exchange by controlling shareholder	-	-	12,390,253	12,390,253
Shares issued as commitment fee on equity line of credit	-	-	3,342,300	3,342,300
Impairment of oil and gas properties	-	198,950	-	198,950
Write off of application costs incurred on abandoned patent applications	-	-	10,508	10,508
Loss on extinguishment of debt	-	-	105,644	105,644
Interest expense	-	-	194,739	194,739
Interest income	-	-	(10,907)	(10,907)
Foreign currency gain	-	-	(1,041)	(1,041)

Loss before income taxes	$(653,115)	$(125,943)	$(20,283,378))	$(21,062,436)

	Nine Months Ended September 30, 2025
	RPD	O&G	Renewables	Total
Revenue	$1,797,845	$225,678	$-	$2,023,523

Segment expense:
Engineering and Process development services	2,188,016	-	-	2,188,016
General and administrative expenses	974,102	-	6,199,344	7,173,446
Research and development costs	-	-	724,406	724,406
Operating lease expense and severance tax	-	112,644	-	112,644
Adjusted segment operating income (loss)	(1,364,273)	113,034	(6,923,750)	(8,174,989)

Reconciliation of “Adjusted segment operating income (loss)” to “Loss before income taxes”
Depreciation, depletion and amortization	123,857	40,027	15,307	179,191
Success fee paid on share exchange by controlling shareholder	-	-	12,390,253	12,390,253
Shares issued as commitment fee on equity line of credit	-	-	3,342,300	3,342,300
Impairment of oil and gas properties	-	198,950		198,950
Write off of application costs incurred on abandoned patent applications	-		10,508	10,508
Loss on extinguishment of debt	-	-	105,644	105,644
Grant income	-	-	(737,811)	(737,811)
Changes in fair value of warrant liability	-	-	(45,965)	(45,965)
Interest expense	-	-	393,095	393,095
Interest income	-	-	(10,907)	(10,907)
Foreign currency gain	-	-	15,768	15,768
Loss before income taxes	$(1,488,130)	$(125,943)	$(22,401,942)	$(24,016,015)

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

	September 30, 2026	December 31, 2025
Assets:
RPD	$3,043,545	$2,475,498
O&G	666,169	$794,963
Renewables	38,664,029	31,060,468
Total assets of reportable segments	$42,373,743	$34,330,929

Geographic Information

All the Company’s revenues from customers are generated from customers located in the United States, and all of the Company’s long-lived assets are located in the United States. Accordingly, no additional geographic information is presented.

NOTE 8 – Revenue

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

Revenue from engineering, process development, pilot plant operations, engineering design, testing, and technology commercialization services is generally recognized over time because customers simultaneously receive and consume the benefits of the services as they are performed. Progress toward completion is measured using an input method, such as costs incurred or labor hours, which the Company believes faithfully depicts the transfer of control of the services to the customer. Revenue from engineering and process development is generated from a limited number of customer contracts at any given time, consistent with the nature of its business. As a result, revenue is concentrated on a small number of customers in any given reporting period. As each engagement is typically project-specific and of finite duration the customers comprising this concentration are not necessarily the same period to period. For the three months ending September 30, 2026, revenue from two customers represented approximately 83.5% of revenue. For the nine months ending September 30, 2026 revenue from four customers represented approximately 82% of the revenue. Accounts receivable related to revenue from engineering and process development services as of September 30, 2026, were concentrated in two customers representing 53% of the receivables.

Revenue from the sale of oil and gas production is recognized at a point in time. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed.

The following table disaggregates revenue by significant product type for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Engineering, design, and technology commercialization services	$2,170,043	$1,314,218	$5,194,527	$1,797,845
Oil and gas sales	154,126	225,678	430,122	225,678
Total revenue from customers	$2,324,169	$1,539,896	$5,624,649	$2,023,523

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

Significant changes in the contract assets and the deferred revenue balances during the period are as follows:

Contract Assets

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Transferred to receivables from contract assets recognized at the beginning of the period	$(270,228)	$-
Revenue recognized and not billed as of period end	227,013	270,228
Net Change in Contract Assets	$(43,215)	$270,228

Deferred Revenue

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Increases due to customer billings, net of amounts recognized as revenue during the period	$925,938	$127,500
Revenue recognized that was included in the deferred revenue balance as of the beginning of the period	(127,500)	-
Net Change in deferred revenue	$798,438	$127,500

NOTE 9- GRANT INCOME

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

During the nine-month periods ending September 30, 2026, and 2025, the Company incurred $nil and $737,811 respectively, in expenditure eligible for reimbursement which has been recognized as grant income in other income in the consolidated statements of operations.

The term of the grant was completed on March 31, 2025.

NOTE 10 – PROPERTY AND EQUIPMENT

	Estimated Useful Life	September 30, 2026	December 31, 2025

Cost
Land	Indefinite	$8,576,854	$8,576,854
Oil and gas properties	Based on units of production	930,350	930,350
Machinery and Equipment	3-17 years	1,505,740	1,436,875
Construction in progress	N/A	9,703,472	630,830

Total cost		$20,716,416	$11,574,909

Accumulated depreciation and depletion		(522,874)	(302,332)

Property and equipment, net		$20,193,542	$11,272,577

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

During the three months ended September 30, 2026 and 2025, the Company recorded a depletion expense of $13,155 and $40,027 respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded depletion expense of $83,383 and $40,027, respectively.

The Company did not record any impairment charges related to the oil and gas properties for the three or nine month period ended September 30, 2026. During the three months and nine months ended September 30, 2025, the Company recorded impairment expense of $198,950.

Machinery and Equipment

The company’s machinery and equipment is comprised primarily of assets utilized for engineering and process development services located on its site in Baytown, Texas. During the three months ended September 30, 2026, and 2025, the Company recorded depreciation expense of $46,107 and $67,558 respectively. During the nine months ended September 30, 2026 and 2025 the Company recorded depreciation expense of $150,230 and $123,857 respectively.

Construction in Progress

The Company has commenced the construction on its Cedar Port Property in Baytown, Texas, related to its RPD Technologies Facility and the Corporate Headquarters. The first phase of the construction in progress is scheduled to be completed by the fourth quarter of 2026.

NOTE 11 – CAPITALIZED PATENT COSTS

The Company has applied for a number of patents relating to its proposed business plan.

	Weighted Average Remaining Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value
September 30, 2026

Pending patent applications	N/A	$68,736	$-	$68,736
Granted patents	18	17,683	(1,183)	16,500
Total patent costs		$86,419	$(1,183)	$85,236

December 31, 2025

Pending patent applications	N/A	$1,069,914	$-	$1,069,914
Granted patents	19	363,227	(34,846)	328,381
Total patent costs		$1,433,141	$(34,846)	$1,398,295

Amortization expense related to granted patents was $5,775 and $15,307 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to granted patents was $16,579 and $15,307 for the nine months ended September 30, 2026 and 2025, respectively.

During the three months ended September 30, 2026 and 2025, the Company recorded impairment charges of $1,000,017 and $10,508, respectively, related to patent application costs associated with abandoned patent filings. During the nine months ended September 30, 2026 and 2025, the Company recorded impairment charges of $1,474,311 and $10,508, respectively. The impairment charges were primarily driven by the Company’s strategic decision to advance an alternative biomass technology platform that is more mature and has demonstrated a stronger path to commercial viability at scale. As a result, management concluded that certain pending patent applications related to earlier biomass technology initiatives no longer had probable future economic benefit and, accordingly, the associated capitalized application costs were written off during the period.

As of September 30, 2026, expected amortization expense for granted patents for the next five years and thereafter are as follows:

As of September 30, 2026
2026 (remainder of the year)	$221
2027	884
2028	884
2029	884
2030	884
Thereafter	12,743
Total	$16,500

NOTE 12 – NOTES AND CONVERTIBLE NOTE PAYABLE

NOTE AND CONVERTIBLE NOTES PAYABLE DUE WITHIN 1 YEAR	September 30, 2026	December 31, 2025
AGIG convertible note payable	$5,000,000	$-
Accrued interest on AGIG convertible note payable	1,559,452	-
BFH AGIG note payable – related party	435,000	435,000
BFH RPD note payable- related party	240,000	240,000
BFH HUSA note payable – related party	-	3,500,000
Accrued interest on BFH HUSA note payable – related party	-	33,562
	$7,234,452	$4,208,562

NOTE AND CONVERTIBLE NOTE PAYABLE DUE GREATER THAN 1 YEAR
BFH promissory note- related party	6,500,000
Accrued interest on BFH promissory note payable- related party	83,056	$-
AGIG convertible note payable	-	5,000,000
Accrued interest on AGIG convertible note payable	$-	$1,260,274
	6,583,056	6,260,274

TOTAL NOTE AND CONVERTIBLE NOTES PAYABLE	$13,817,508	$10,468,836

As of September 30, 2026 and December 31, 2025, the weighted average interest rate on the Company’s notes and convertible notes payable was 9.1% and 7.2%, respectively.

Future annual repayment of notes – related party, convertible notes and accrued interest as of September 30, 2026 is as follows:

Years ended December 31,
Due on demand	$435,000
2026	240,000
2027	6,559,452
2028	6,583,056
Total value of minimum payments	$13,817,508

AGIG Convertible Note Payable

Effective November 7, 2022, AGIG LLC issued a $5,000,000 convertible promissory note (the “AGIG Convertible Note”) to a third party lender with an interest rate of 8%. Repayment or conversion of this note into equity securities of AGIG LLC occurs as follows (a) repayment at the Maturity date of November 7, 2023, or (b) at the lender’s sole option, conversion of the outstanding principal and interest into equity securities of AGIG LLC, upon the closing of a private offering of AGIG LLC, equity securities (“Next Round Funding”). If the lender exercises its option to convert the AGIG Convertible Note into equity securities, the AGIG Convertible Note is convertible into a variable number of equity securities at the same price paid by investors in the Next Round Funding to satisfy the outstanding AGIG Convertible Note balance. The completion of the Share Exchange on July 1, 2025 has allowed the Company to access capital markets. Consequently, effective June 30, 2025 the Company estimated the ongoing probability of occurrence of a Next Round of Funding as remote and accordingly the estimate fair value of the warrants is determined to be $nil on an ongoing basis. The Company had the option to extend the maturity date of the AGIG Convertible Note by 12 months with the mutual consent of the lender. On September 29, 2025, the maturity date on the AGIG convertible note payable was extended to January 1, 2027. Consequently, during the first quarter of 2026 the AGIG Convertible Note was reclassified from being a long-term liability to a current liability.

During the three months ending September 30, 2026, and 2025, the Company recognized interest expense of $100,822 in both periods. During the nine months ending September 30, 2026 and 2025 the Company recognized interest expense of $299,178 in both periods.

As of September 30, 2026 and December 31, 2025, the balance of the outstanding AGIG Convertible Note, together with accrued interest was $6,559,452 and $6,260,274 respectively.

As of September 30, 2026 and December 31, 2025, the effective annual interest yield on the AGIG Convertible Note was 8%.

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

During the year ended December 31, 2025, the Company made prepayments on the 3i HUSA Convertible Note using proceeds from its equity line of credit, registered direct offerings, and proceeds from the issuance of debt to BFH, a related party. The Company fully extinguished the remaining principal balance of the 3i HUSA Convertible Note during the fourth quarter of 2025. Total cash payments made during the year ended December 31, 2025 amounted to $5,994,139.

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

During the three and nine months ended September 30, 2025, $nil and $450,000 was repaid, respectively in respect of the BFH AGIG Note Payable - Related Party.

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

During the three and nine months ending September 30, 2026, the Company accrued $nil and $60,355 respectively in respect of this loan.

Effective March 31, 2026, the Company repaid the entire $3,500,000 principal balance of the BFH HUSA Note, together with accrued interest of $93,917.

BFH RPD Note Payable- Related Party

Effective December 11, 2025 BFH (a related party) loaned RPD $240,000 by way of a note payable. The note payable is interest-free and due in full six months from the date of funding. During the second quarter of 2026 the loan maturity was extended to December 2026.

RPD Convertible Note-Related party

On April 1, 2026, the Company issued a senior secured convertible promissory note (the “RPD Convertible Note”) to Abundia Financial in connection with the acquisition of RPD Technologies Americas, LLC. The RPD Convertible Note has a principal balance of $4,040,000 bears interest at a stated rate of 10%, and matures approximately 14 months from the issuance date. The RPD Convertible Note is convertible into shares of the Company’s common stock at the option of the holder based on a defined conversion formula, or may be settled in cash at maturity or upon conversion in accordance with the terms of the agreement. The fair value of the RPD Convertible note as of the issuance date was comprised on a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments with changes in fair value recorded in changes in fair value of convertible note in the unaudited condensed statement of operations.

The RPD Convertible Note principal of $4,040,000 and interest of $153,129 was paid in full on August 17, 2026 using proceeds from the BFH Promissory Note (disclosed below). Contractual accrued interest expense recorded as part of the change in fair value during the three and nine months ended September 30 2026 was $52,129 and $153,129, respectively. There was no change in instrument-specific credit risk during the three months ended September 30, 2026.

The following table shows change in the carrying amount of the RPD Convertible Note during the three months ended September 30, 2026

Nine months ended September 30, 2026
Fair value of principal received at issuance	$4,040,000
Change in fair value of debt	153,129
Principal and Interest Payments	4,193,129
Ending balance as of September 30, 2026	$-

BFH Promissory Note – Related Party

On August 15, 2026, the Company entered into a Securities Purchase Agreement with BFH, a related party, providing for aggregate financing commitments of up to $10,000,000. Pursuant to the agreement, on August 15, 2026, the Company issued BFH a secured promissory note in the principal amount of $6,500,000 and received gross proceeds of $6,500,000 (the “BFH Promissory Note”). The note bears interest at a rate of 10.0% per annum and matures on August 15, 2028. The agreement also provides for an additional lending commitment of up to $3,500,000. Any additional borrowings are subject to the mutual agreement of the parties, must be issued in minimum tranches of $500,000, and will bear interest at the same 10.0% annual rate and have the same August 15, 2028 maturity date. As previously disclosed, $4,193,129 of the proceeds from the initial $6,500,000 borrowing was used to repay the outstanding RPD Convertible Note. The remaining $2,306,871 of net proceeds was retained by the Company for working capital and general corporate purposes. The Company incurred legal expenses associated with the securities purchase agreement and have expensed those as incurred as they were immaterial. The note is secured by the Company’s Cedar Point Property in Baytown Texas.

Interest expense recorded during the three month and nine month periods ending September 30, 2026 was $83,056.

NOTE 13 - FAIR VALUE MEASUREMENTS

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, contract asset, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenue approximate fair value given the short-term nature of these instruments.

Management determined the estimated fair value of the Company’s short term notes payables recorded at amortized cost, approximates their carrying value as of September 30, 2026 due to the limited time remaining until maturity. Because the notes are scheduled to mature within twelve months of the balance sheet date, the effect of changes in market interest rates on fair value is not considered significant. The Company’s long-term debt consists primarily of the BFH Promissory Note. Management has determined that the difference between the estimated fair value and the carrying amount of the BFH Promissory Note as of September 30, 2026 is not material. Accordingly, the carrying value is considered a reasonable approximation of fair value.

Recurring Fair Value Measurements

RPD Convertible Note-Related party

The Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) to account for the RPD Convertible Note, recording any related change in fair value recorded as change in fair value of debt- related party in the unaudited interim condensed consolidated statements of operations. There was no change in the instrument specific credit risk during the three months ended September 30, 2026.

The company estimated and recorded the fair value of the RPD Convertible Note upon its issuance date of April 1 2026 based on a bond plus option framework. The principal and interest cash flows were discounted at a rate which was back-solved as of the Issuance Date, then adjusted at each mark-to-market date to reflect changes in the rate corresponding to the company’s credit rating. The option valuation utilized Black Scholes option pricing model with two call options.

The valuation utilized significant Level 3 unobservable inputs including volatility, discount rate, and risk-free interest rate. Significant judgement is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such difference could materially impact on the fair value of the RPD Convertible Note.

Significant unobservable inputs	April 1, 2026
Expected Volatility	65.64%
Risk-Free Interest Rate	3.63%
Discount Rate	39.53%

Refer to Note 12- “Notes and Convertible Notes Payable”, for the change in the carrying amount of the RPD Convertible note during the nine months ended September 30, 2026. The RPD Convertible Note was fully repaid as of September 30, 2026.

Non-recurring Fair Value Measurements

Certain assets, including long-lived assets and certain financial instruments, are measured at fair value on a non-recurring basis if it is determined that impairment indicators are present using Level 3 inputs.

During the three and nine months ended September 30, 2026, the Company determined that no impairment indicators had occurred and consequently no impairments were recorded during these periods. During the three and nine months ended September 30, 2025 the company recorded impairments of $198,950 related to its oil and gas properties.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Disputed Fees

On February 24, 2026, A.G.P. / Alliance Global Partners asserted it was allegedly owed fees in the amount of $1,400,000 in connection with a registered direct offering of the Company’s Common Stock consummated on February 23, 2026, involving a certain investor which A.G.P. has claimed is subject to compensation under tail fee rights, pursuant to a Placement Agency Agreement, dated November 19, 2025 between the Company and A.G.P.

Effective March 25, 2026, the Company settled this dispute with a payment of $400,000 which was recorded in additional paid in capital as placement agent fees relating to the stock sales in the prior year.

NOTE 15 - CAPITAL STOCK

Reverse Stock Split

On June 6, 2025, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of all outstanding shares of its Common Stock, $0.0001 par value per share.

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

Capital Contributions

There were no capital contributions from the Company’s controlling shareholder in 2026. During the three and nine months ended September 30, 2025, the Company’s controlling shareholder made capital contributions of $397,887 and $2,299,988 respectively. Of the capital contributions made during the nine months ended September 30, 2025, $2,069,262 represented cash contributions and $230,726 represented expenses paid by the controlling shareholder on the Company’s behalf. The contributions were made to support the Company’s working capital needs. $1,600,000 was included in the beginning balance of the statement of changes in equity arising from the retrospective application of the common control transaction (see Note 4-Common Control Transaction).

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

During the three and nine months ended September 30, 2026, the Company issued nil and 868,000 shares of Common Stock under the ELOC Agreement, for proceeds of $nil and $2,569,097 respectively.

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

Disputed Placement Agent Fees

As further discussed in Note 14 Commitments and Contingencies above, effective March 24, 2026, the Company paid $400,000 in disputed placement agent fees in respect of the sale of stock in the prior year and has recorded in additional paid-in capital.

Stock Repurchase Plan

On August 17, 2026, the board of directors of the Company authorized a stock repurchase plan (the “Repurchase Plan”), effective August 25, 2026, pursuant to which up to $5,000,000 of the Company’s Common Stock, may be repurchased prior to December 31, 2026 through the open market. As of September 30, 2026 the company repurchased 616,752 shares of common stock under the Stock Repurchase Plan for a total cost of $752,360, of which included $32,717 of transaction fees.

Treasury stock increased by 616,752 shares during the three months and nine months ended September 30, 2026, as a result of the purchases made under the Stock Repurchase Plan. No treasury stock was retired during the three and nine months ended September 30, 2026.

NOTE 16 – EQUITY COMPENSATION

Share Awards

In January 2026, the Company issued 120,000 shares of common stock to the legacy executive officers, directors, and employees of HUSA. The share issuance had previously been approved by the HUSA Board of Directors on June 27, 2025, subject to shareholder approval, and was subsequently approved by written consent of the Company’s controlling shareholder on September 8, 2025. Upon receiving shareholder approval, the Company recognized stock-based compensation expense of $786,000 within general and administrative expenses, based on the Company’s closing share price of $6.55 on the approval date, for the three- and nine-month periods ended September 30, 2025.

2025 Equity Incentive Plan

As of September 30, 2026 there were 717,804 shares of common stock available for issuance pursuant to future stock or option grants under the 2025 Equity Incentive Plan (the “2025 Plan”).

Stock-based compensation costs recognized under the plan are recorded as selling, general and administrative expenses. Stock compensation costs for the three and nine months ended September 30, 2026 were $113,568 and $458,988 respectively. The stock-based compensation expenses recognized under the plan for the periods ended three months and nine months September 30, 2025 was $73,333 and was recorded as an accrued liability.

As of September 30, 2026, there is no accrued stock compensation for awards earned and not granted. As of December 31, 2025, the Company had accrued $736,563 in respect of accrued stock bonuses and restricted stock / option awards to be granted in 2026 under the 2025 Plan. During the first quarter of 2026, the equity awards related to the accrued expenses were granted and reclassified to equity.

Stock Options Issued and Outstanding

A summary of stock option activity during the nine months ended September 30, 2026 is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, December 31, 2025	87,274	$19.26	5.6	$-
Options exercisable December 31, 2025	80,961	20.22	5.3	-
Options unvested as of December 31, 2025	6,313	7.17	9.33	-
Granted	602,874	1.14	9.94	94,946
Expired	(3,200)	27.52	-	-
Forfeited	-	-	-	-
Options outstanding as of September 30, 2026	686,948	$3.32	9.13	$94,946
Options exercisable as of September 30, 2026	291,340	6.60	8.29	-
Options unvested as of September 30, 2026	395,608	0.91	9.74	71,209

The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2026 was $0.81. The total fair value of stock options that vested during the nine months ended September 30, 2026 was $356,691. There were no grants or award vesting during the nine months ended September 30, 2025 under the 2025 Plan.

The grant date fair value of the options granted was calculated using the Black-Scholes pricing model with the following assumptions: 66% volatility, risk free interest rate of 3.68% - 4.15%, an expected life of five years and no dividend.

Compensation costs associated with stock options represented $90,475 of the total share-based payment expense recorded in the three months ended September 30, 2026. Compensation costs associated with stock options represented $285,256 of the total share-based payment expense recorded in the nine months ended September 30, 2026. As of September 30, 2026, there was $134,096 of unrecognized stock-based compensation expense related stock options to be recognized over a weighted average period of 0.39 years.

There were no stock options granted during the three and nine months ended September 30, 2025.

Restricted Stock Awards

A summary of restricted stock awards during the nine months ended September 30, 2026 is presented in the table below:

	Number of Units	Weighted Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested, December 31, 2025	-	$-	$-
Granted	309,322	2.78	337,161
Vested	301,822	2.83	-
Forfeited	-	-	-
Non-vested, September 30, 2026	7,500	$1.09	$8,175

The weighted average grant date fair value of the restricted stock granted during the nine months ended September 30, 2026, was $2.78. The total fair value of restricted stock vested during the nine months ended September 30 2026 was $853,235. There were no grants or award vesting during the nine months ended September 30, 2025 under the 2025 Plan.

Compensation costs associated with restricted stock awards represented $23,093 of the total share-based payment expense recorded in the three months ending September 30, 2026. Compensation costs associated with restricted stock awards represented $173,732 of the total share-based payment expense recorded in the nine months ended September 30, 2026. As of September 30, 2026, there was $4,412 of unrecognized stock-based compensation expense related to restricted stock awards to be recognized over a weighted average period of 0.54 years.

There were no restricted stock awards granted during the three and nine months ended September 30, 2025.

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

The Company accounts for these awards as share-based compensation in accordance with applicable accounting guidance. Compensation expense is recognized on a graded-accelerated attribution basis over the requisite service period based on the grant-date fair value of the awards. Share-based compensation expense recognized related to these awards was $20,172 and $72,580 for the three months ended September 30, 2026, and 2025 respectively, and $120,243 and $131,749 for the nine months ended September 30, 2026, and 2025 respectively. As of September 30, 2026, 13% of the equity interests have vested and established as a non-controlling interest. Refer to Note 18- Non-Controlling Interest.

Other

Included in additional paid-in capital is approximately $123,000 of other equity compensation expense recognized during the three and nine months ended September 30, 2026 for compensation to an employee of the Company settled in shares of the Company’s common stock held by Abundia Financial. This amount is not material to the Company’s financial statements

NOTE 17 – WARRANTS ACCOUNTED FOR AS EQUITY

A summary of warrant activity and related information for the nine months ended September 30, 2026 is presented below:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2025	55,154	$7.41	$4.7	$-
Issued	1,919,237	0.23	-	-
Exercised	(1,800,543)	0.001	-	-
Expired	-	-	-	-
Outstanding September 30, 2026	173,848	$4.88	4.5	$-
Exercisable at September 30, 2026	55,154	$7.41	4.2	$-

The aggregate intrinsic value for the warrants outstanding and exercisable as of September 30, 2026 and December 31, 2025 was $nil because the exercise price of the outstanding warrants exceeded the market price of the Company’s common stock at September 30, 2026.

During the three months ending September 30, 2026, no warrants were issued or exercised. During the nine months ended September 30, 2026, a total of 1,919,237 warrants were issued consisting of 1,800,543 in respect of Pre- Funded Warrants and 118,694 in respect of Placement Agent Warrants. The 1,800,543 Pre-Funded Warrants were exercised in full effective March 17, 2026.

Pre-Funded Warrants

As further discussed above in Note 15 Capital Stock, on February 23, 2026, the Company closed an offering pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), entered into on February 19, 2026, with a certain institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor (the “Offering”), (i) 4,134,175 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company (“Common Stock”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,800,543 shares of Common Stock at an exercise price equal to $0.001 per share.

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

Bridge Loan Warrants

As part of the Share Exchange, the Company acquired a number of warrants that had been issued in conjunction with a bridge loan in the Company before the Share Exchange occurred. Such warrants are exercisable, for a period of ten years, expiring September 18, 2029, to purchase an aggregate of 9,440 shares of Common Stock of the Company at $24.63 per share. There were no warrant exercises in the three or nine months ending September 30, 2026. As of September 30, 2026, there were 9,440 warrants outstanding in relation to the Bridge Loan.

Placement Warrants – November 2025

On November 21, 2025, the Company completed a registered direct offering with certain investors, issuing 2,285,715 shares of its Common Stock at $3.50 per share. In connection with the offering, the Company engaged A.G.P. to act as exclusive placement agent in connection with the offering. Pursuant to the placement agent agreement with A.G.P., in addition to a fixed fee based on gross proceeds, A.G.P. was issued a common stock purchase warrant to purchase 2.0% of the securities sold at an exercise price of 110% of the offering price (the “A.G.P. Warrant”), which was exercisable for 45,714 shares of the Common Stock. The A.G.P. Warrant is exercisable at any time, has a five (5)-year term and an exercise price of $3.85 per share. The A.G.P. Warrant has an aggregate fair value of $63,542 that was determined using the Black-Scholes pricing model with the following assumptions: 57% volatility, risk free interest rate of 3.59%, an expected life of five years and no dividend. The aggregate fair market value of the A.G.P. Warrant was recorded as an offset to gross proceeds of the offering and an increase to additional paid-in capital. There were no warrant exercises in the three or nine months ending September 30, 2026. As of September 30, 2026, there were 45,714 warrants outstanding in relation to the November 2025 Placement warrants.

NOTE 18 – NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARIES

RPD Equity Interests

In connection with the acquisition of RPD, the Company entered into Equity Interest Agreements with certain key consultants to promote the continued development and growth of the acquired business. Under the terms of the agreements, the three consultants are eligible to earn an aggregate equity interest representing up to 25% of the RPD’s outstanding equity over a three-year vesting period, subject to the satisfaction of continued service conditions. As of September 30, 2026, 13% of the equity interests have vested.

Changes in non-controlling interest in consolidated subsidiaries	Nine Months Ended September 30, 2026
Noncontrolling interest, beginning of period	$-
Increase due to vesting of equity interest	169,622
Net income attributable to noncontrolling interest	(43,931)
Noncontrolling interest, end of period	$125,691

Abundia Biomass to Liquids Limited

From the date of its formation, Abundia Biomass to Liquids Limited was owned 77.5% by the Company and 22.5% by a former officer of the Company.

During the nine months ended September 30, 2025, $7,058 of the net loss arising in Abundia Biomass to Liquids Limited was attributable to the 22.5% non-controlling interest in the subsidiary.

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

NOTE 19 – LOSS PER COMMON SHARE

Basic loss per common share-basic is calculated by dividing net loss attributable to AGIG by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per common share includes the effect of potentially dilutive securities, except in periods in which the Company reports a net loss. For periods presented with a net loss, all potentially dilutive securities have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Accordingly, as the Company is in a net loss position for all periods presented, basic and diluted loss per common share are the same.

As of September 30, 2026, and 2025, the company had the following potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share, as the inclusion of such shares would be anti-dilutive.

	September 30
	2026	2025
Stock warrants	173,848	9,440
Stock options	686,948	-
Unvested restricted stock awards	7,500	-
Total	868,296	9,440

NOTE 20- SUBSEQUENT EVENTS

Subsequent to September 30, 2026, the Company received an additional advance under its existing Bower Family Holdings (“BFH”) promissory note agreement in the principal amount of $500,000. The advance was made pursuant to the terms of the agreement and bears interest at a rate of 10% per annum. Proceeds from the advance are being used to support the Company’s ongoing working capital requirements and general corporate purposes. Following the additional advance, the outstanding principal balance under the BFH promissory note increased to $7,083,056 as of October 26, 2026.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q of Abundia Global Impact Group, Inc. (the “Company”) for the quarterly period ended September 30, 2026 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

As a result of the acquisition of RPD on April 1, 2026 which was accounted for as a common control transaction, the majority of the Company’s revenue is now generated from engineering and process development services. The revenue from these services includes contracts in which revenue is recognized overtime. The application of this accounting policy requires significant management judgement and estimates, including the determination of total expected project costs, progress towards completion and timing of satisfaction of performance obligations. Changes in these estimates could have a material impact on the amount and timing of revenue recognized. As the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 was filed before the acquisition, we have identified revenue recognized over time as a new critical accounting estimate. Progress toward completion is measured using an input method, generally based on cost incurred and labor hours relative to the total estimated costs and labor hours to complete each contract. This method requires management to make significant estimates, including the total expected costs or labor hours to complete each project, the progress toward satisfying each performance obligation, and the amount of consideration expected to be received. These estimates are reviewed each reporting period and are based on project budgets and information from project managers and customers. Changes in these estimates are recognized on a cumulative catch-up basis in the period in which they are identified. Because RPD’s revenue is generated from a limited number of contracts at any given time, a change in estimated costs to complete on a single contract could have a material effect on revenue, contract assets, and deferred revenue in a given period. If a contract is expected to result in a loss, the entire estimated loss is recognized in the period in which the loss becomes evident.

Other than the addition of revenue recognized overtime as described above, there have been no material changes to our critical accounting estimates from those reported in our Annual Report on 10-K for the fiscal year ended December 31, 2025.

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 30, 2026 and 2025. In July 2025, we completed the Share Exchange and transitioned from a legacy oil and gas company to a development-stage low-carbon energy solutions company. As set out in Note 5 – Acquisition, the Share Exchange was accounted for as a reverse acquisition under ASC 805, with AGIG treated as the accounting acquirer and HUSA treated as the acquired company for financial reporting purposes. On this basis the operating results of the legacy oil and gas segment were included in the consolidated results of operations from the date of the Share Exchange which means that there is no comparative financial information included for this segment.

Revenue- Oil and Gas. The Oil and Gas segment generates revenue from oil and gas operations whereas Renewables is in pre-revenue stage, primarily incurring research and development and start-up costs associated with its development of scalable technologies for converting plastic and biomass waste into renewable fuels and chemicals. Total revenue from the oil and gas segment decreased $71,552 quarter over quarter for the three months ended September 30, 2026 from the three months ended September 30, 2025 due to a decrease in volume of production from the leases. Total revenue increased $204,444 year over year for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. The increase was primarily due to the timing of the Share Exchange, which occurred at the beginning of the third quarter of 2025. As a result, the 2025 period includes only three months of Oil and Gas revenue, compared to nine months in 2026.

Revenue-RPD. The RPD segment generates revenue from engineering and process development services primarily in the energy, refining, petrochemical and renewables fuel industries. The revenue from the RPD segment increased by $855,825 for the three months ended September 30, 2026 from the three months ended September 30, 2025. The revenue from the RPD segment increased by $3,396,682 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. The increase was driven by the successful relocation of the Company’s facility. During 2025, the Company was in process of relocating operations and as a result, was operating at a limited capacity. Following the completion of the relocation the business returned to normal operating capacity resulting in higher revenue levels. The year-over-year increase is also impacted by the timing of the common control transaction, the statement of operations for the nine months ended September 30, 2025 includes operating activity from April 16, 2025 only, compared to the nine months ended September 30, 2026.

Cost of revenue and gross margin- RPD. Cost of revenue increased by $271,799 for the three months ended September 30, 2026 from the three months ended September 30, 2025 and by $1,420,371 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. Gross margin increased $584,026 for the three months ended September 30, 2026 from the three months ended September 30, 2025 and $1,976,311 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. The increase was primarily driven by the relocation of the Company’s facility. During 2025, the Company was in the process of relocating operations and as a result, was operating at a limited capacity. Following the completion of the relocation the business returned to normal operating capacity resulting in higher revenue levels and related costs. The year-over-year increase is also impacted by the timing of the common control transaction. The statement of operations for the nine months ended September 30, 2025 includes operating activity from April 16, 2025 only, compared to the nine months ended September 30, 2026.

General and Administrative Expenses. General and administrative expense decreased $2,016,516 during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease is primarily driven by the costs of the share exchange occurring in Q3 2025. General and administrative expenses increased $4,521,058 during the nine months ended September 30, 2026 from the nine months ended September 30 2025. The change in general and administrative expenses was attributable to increased compliance costs associated with being a public company including increased spend on investor relations and legal costs. Additionally, the Company incurred approximately $600,000 in costs during 2026 related to the relocation of the RPD site for incremental storage, disposals and assembly fees. This is furthered by the statement of operations only including six months of general and administrative expenses related to the RPD business compared to nine months in 2026.

Write off patent application costs: During the three and nine months ended September 30, 2026 the company recognized impairment charges of $1,000,017 and $1,474,311, respectively, related to capitalized patent application costs. The impairment charges arose primarily from management’s strategic decision to advance an alternative biomass technology platform that has demonstrated a higher level of technical maturity and provides a clearer path to commercial scale deployment than certain legacy biomass conversion technologies previously under development. As the Company refined its technology strategy and progressed discussions with strategic technology partners during 2026, management reassessed the future economic benefit associated with various pending patent applications related to earlier biomass technology initiatives. Based on this evaluation, management determined that certain patent applications were no longer aligned with the Company’s planned commercialization pathway and were unlikely to generate future economic benefits. Accordingly, the Company elected to abandon those patent filings and wrote off the related capitalized application costs. The impairment charge is non-cash in nature and reflects a strategic reallocation of resources toward technologies that management believes offer greater commercial viability and scalability. The Company continues to maintain and pursue intellectual property protections for technologies that support its current business strategy and long-term growth objectives.

Success fee paid on Share Exchange by Controlling Shareholder. During the three and nine months ended September 30, 2025, the Company recognized a non-cash expense of $12,390,253 related to a success fee paid by the Company’s controlling shareholder on the Company’s behalf in connection with the Share Exchange completed on July 1, 2025. As the fee was paid by the controlling shareholder, the Company recorded a corresponding capital contribution in additional- paid in capital and the expense had no effect on the Company’s cash. No comparable expense was incurred during the three and nine months ended September 30, 2026, as the fee related solely to the Share Exchange. This transaction was a primary driver of the decrease in total operating costs and net loss in the 2026 period compared with the 2025 periods.

Shares issued as commitment fee for equity line of credit. During the three and nine months ended September 30, 2025, the Company recognized a non-cash expense of $3,342,300 for 300,000 shares of common stock issued to the ELOC Investor as a commitment fee upon entering into the ELOC Purchase Agreement on July 10, 2025. The commitment fee was a one-time charge incurred at the inception of the facility, and no comparable expense was incurred during the three and nine months ended September 30, 2026. This transaction was a primary driver of the decrease in total operating costs and net loss in the 2026 periods compared with the 2025 periods.

Other Income (Expense). Other income/expenses, net, totaled ($212,002) and $(442,608) during the three and nine months ended September 30, 2026, respectively, compared to $(288,435) and $280,176 during the three and nine months ended September 30, 2025. The increase quarter over quarter is due to the loss on extinguishment on the HUSA Convertible note incurred during the third quarter of 2025 and the decrease year over year is primarily related to the end of the grant and the related income in 2025 with no similar income receivable in 2026.

Financial Condition

Liquidity and Capital Resources. As of September 30, 2026, the Company had cash and cash equivalents of $2,809,066 and a working capital deficit of $7,317,398, compared to cash and cash equivalents of $4,790,964 and a working capital deficit of $1,022,432 at December 31, 2025. The decrease in cash was primarily attributable to increased investment in the Company’s technology development initiatives during the current year. Capital expenditures associated with construction activities, cash flows from financing activities, and cash acquired through the prior-year share exchange transaction were generally consistent with the prior year. The increase in the working capital deficit was primarily driven by the reduction in cash balances, as well as the reclassification of certain debt obligations to current liabilities as they become due within the next twelve months.

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

Cash Flows. Operating activities used cash of $8,933,862 during the nine months ended September 30, 2026, compared to $5,789,927 used during the nine months ended September 30, 2025. The increase in cash outflows from operating activities was primarily attributable to the increased activities of the combined business, including compliance costs, professional fees and increased staff costs. Additionally, the 2025 net loss included $15,732,553 of non-cash charges for the success fee and commitment fee,

Investing. Investing activities used cash of $ 11,839,654 during the nine months ended September 30, 2026, compared to $1,839,093 used during the nine months ended September 30, 2025. The change in cash used for investing activities was primarily attributable to the construction in progress at the Cedar Port Property, further investment in technology licenses and the acquisition of RPD.

Financing. Financing activities raised cash of $18,766,736 during the nine months ended September 30, 2026, compared to $8,559,473 raised during the nine months ended September 30, 2025. The change in cash received from financing activities was primarily attributable to the registered direct offering in February 2026.

Long-Term Liabilities. As of September 30, 2026, we had long-term liabilities of $6,754,773 compared to $6,439,464 at December 31, 2025. This reflects the AGIG Convertible Note which matures on January 1, 2027, this means it is now due in less than one-year and recorded as a short-term liability which is offset by the 6,500,000 BFH Promissory Note proceeds received in August 2026 and due in August 2028.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third-party obligations at September 30, 2026.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item, as we are a smaller reporting company.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Company’s Chief Financial Officer who also serves as our principal financial officer, we conducted an evaluation as of September 30, 2026 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

On April 1, 2026, the Company acquired RPD Technologies Americas, LLC (“RPD”). The Company is currently integrating RPD’s operations, processes, and internal control environment into its overall system of internal control over financial reporting. In accordance with applicable SEC guidance, management’s evaluation of the effectiveness of the Company’s internal control over financial reporting excludes the internal controls of RPD during the fiscal year of acquisition. Management is in the process of evaluating and integrating RPD’s internal control framework and expects to implement any necessary changes to align RPD’s controls with the Company’s internal control environment. Other than the integration activities related to the acquisition of RPD there were no changes to the internal control over financial reporting of the company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2026, the board of directors of the Company authorized the repurchase of up to $5,000,000 of the Company’s outstanding common stock effective August 25, 2026 under the specified terms of a share repurchase program (the “Repurchase Plan”). The Program does not obligate the Company to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The following table summarizes the Company’s repurchases of its common stock during the three months ended September 30, 2026

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
August 1, 2026 – August 31, 2026	92,631	$0.98	92,631	$4,908,892
September 1, 2026 – September 30, 2026	524,121	$1.20	524,121	$4,280,356
Total for the Three Months Ended September 30, 2026	616,752	$1.17	616,752	$4,280,356

1) All shares were repurchased in open-market transactions under the Repurchase Plan described in footnote (3). The Company did not repurchase any shares outside of the Repurchase Plan during the three months ended September 30, 2026.

(2) Average price paid per share excludes margin and service fees paid to the Company’s broker.

(3) The amounts shown represent the remaining dollar value available under the Repurchase Plan as of the end of each period, excluding margin and service fees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, dated April 2, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on August 3, 2001).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective September 25, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-4/A filed with the SEC on October 1, 2001).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective June 13, 2013 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on April 23, 2013).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2020).
3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective October 17, 2024 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on October 22, 2024).
3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective May 22, 2025 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 31, 2025).
3.7	Certificate of Amendment of the Certificate of Incorporation of the Registrant, effective June 4, 2025 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 31, 2025).
3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective October 9, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025).
3.9	Certificate of Amendment to the Certificate of Incorporation of the Registrant, effective December 5, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025).
3.10	Second Amended and Restated Bylaws of the Registrant, effective December 5, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025).
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026).
4.2	Senior Secured Convertible Promissory Note, dated as of April 1, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).
4.3	Secured Promissory Note, dated as of August 15, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2026).
10.1	The Company’s 2025 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on January 26, 2026).
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on January 26, 2026).
10.3	Form of Stock Option Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on January 26, 2026).
10.1	Membership Interest Purchase Agreement, dated as of April 1, 2026, by and between the Company, RPD and Abundia Financial (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).
10.2	Security Agreement, dated as of April 1, 2026, by and between the Company, RPD and Abundia Financial (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).
10.3	Securities Purchase Agreement, dated as of August 15, 2026, by and between the Company and Bower Family Holdings, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2026).
10.4	Security Agreement, dated as of August 15, 2026, by and between the Company and Bower Family Holdings, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ABUNDIA GLOBAL IMPACT GROUP, INC.

Date: November 6, 2026	By:	/s/ Edward Gillespie
Edward Gillespie
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Lucie Harwood
Lucie Harwood
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

